Form 10QSB
period 1999-09-30
SIXTH BUSINESS SERVICE GROUP INC
filed 2000-05-18
CIK 1082198

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 1999.

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

                                 YES ( ) NO (X)

                       SIXTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet as of September 30, 1999........................     3

            Statements  of  Operations  for the period March 15,
            1999 (date of 4 incorporation) to September 30,
            1999 and the three month period ended September 30,
            1999..........................................................     4

            Statement  of  Stockholders'  Deficit for the period
            March 15, 1999 (date of incorporation) to September 30, 1999..     5

            Statement of Cash Flows for the period March 15, 1999
            (date of incorporation) to September 30, 1999.................     6

            Notes to Financial Statements.................................     7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations...................     9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................    11
Item 2.     Changes in Securities.........................................    11
Item 3.     Defaults Upon Senior Securities...............................    11
Item 4.     Submission of Matters to a Vote of Securities Holders.........    11
Item 5.     Other Information.............................................    11
Item 6.     Exhibits and Reports on Form 8-K..............................    11

Signatures

                      Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

        ----------------------------------------------------------------


                                                          September
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
                                                          -----------

        STOCKHOLDERS' DEFICIT:
          Common stock - no par value: 50,000,000
            shares authorized; 1,000,000 shares
            issued and outstanding                               79

          Preferred stock - no par value: 20,000,000
           shares authorized; no shares issued and
           outstanding                                            -
          Additional paid-in capital                          3,000
          Deficit accumulated during the development
           stage                                             (4,079)
                                                          -----------

               Total stockholders'deficit                    (1,000)
                                                          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $     -
                                                          ===========



        ----------------------------------------------------------------
        SEE NOTES TO FINANCIAL STATEMENTS.

                   Sixth Business Service Group, Inc.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS

                              (Unaudited)

     ----------------------------------------------   -------------
                                                          Period
                                                        March 15,
                                                        1999 (date
                                           Three            of
                                          Months       incorporation)
                                           Ended            to
                                         September      September
                                         30, 1999        30, 1999
                                        -----------   -------------

     EXPENSES:

       Professional fees and expenses     $   1,000       $   4,000
       Organization costs                         -              79
                                        ------------   -------------

     NET LOSS                             $   1,000       $   4,079
                                        ============   =============

     NET LOSS PER SHARE                    $   0.00      $     0.00
                                        ============   =============



     ---------------------------------------------------------------
     SEE NOTES TO FINANCIAL STATEMENTS.

                      Sixth Business Service Group, Inc.
                       (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
  For the period March 15, 1999 (Date of Incorporation) to September 30, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------




                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                 Common Stock         Paid in       Development
                              Shares       Value       Capital        Stage          Total
                            ---------    --------  -------------   -----------   -----------
Balances, March 15, 1999    1,000,000   $      -    $        -      $          -   $        -

Proceeds from the issuance
  of common stock                   -         79             -                 -            79

Capital Contribution of Services                                                          3000

Net loss for the period
  March 15, 1999 to
  September 30, 1999                -           -        3,000            (4,079)       (4,079)
                             ---------    --------  -----------    -------------   -----------
Balances September 30, 1999  1,000,000   $     79    $   3,000      $     (4,079)  $    (1,000)
                             =========   =========  ===========    =============   ===========



--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                     Sixth Business Service Group, Inc.
                      (A Development Stage Enterprise)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

----------------------------------------------------------------- -----------
                                                                    Period
                                                                    March 15,
                                                                    1999
                                                         Three      (date of
                                                         Months   incorporation)
                                                         Ended      to
                                                         September  September
                                                         30, 1999    30, 1999
                                                         ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(1,000)  $  (4,079)
 Adjustments to reconcile net loss to cash used
 in operating activities:
   Increase in accrued expenses                                  -       1,000
   Contributed services and expenses                         1,000       3,000
                                                         ---------- -----------
NET CASH USED IN OPERATING ACTIVITIES                           -         (79)
                                                         ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                  -          79
                                                         ---------- -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           -          79
                                                         ---------- -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       -           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -           -
                                                         ---------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    -     $     -
                                                         ========== ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                          $    -     $      -
                                                         ========== ===========

    Taxes paid                                             $    -     $      -
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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from March 15, 1999 (date of incorporation) to September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $4,079 as of September 30, 1999. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to September 30, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

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

 ------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period March 15, 1999 (date of incorporation) to September 30, 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through September 30, 1999, all funded by a capital contribution from management, are $4,079.

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

--------------------------------------------------------------------------------

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

   May 18, 2000                               /s/ Michael T. Williams
-----------------------                      --------------
      Date                                   Michael T. Williams, President