Form 10QSB
period 2000-03-31
SIXTH BUSINESS SERVICE GROUP INC
filed 2000-05-24
CIK 1082198

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 2000.

 (   ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .



                             Commission File Number:

                             SXITH BUSINESS SERVICE GROUP, INC.
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

                                YES ( ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April XX, 2000.

                             1,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                       SIXTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheets as of March 31, 2000 and December 31, 1999........  3

            Statements  of  Operations  for the three month period
            ended March  31, 2000 and the period  March 15, 1999
            (date of  incorporation)  to March 31, 1999......................  4

            Statement of Stockholders' Equity for the three months
            ended  March 31, 2000............................................  5

            Statement  of Cash Flows for the three months ended
            March 31, 2000 and the period March 15, 1999 (date of
            incorporation)  to March 31, 1999 ...............................  6

            Notes to Financial Statements....................................  7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations......................  9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 13
Item 2.     Changes in Securities............................................ 13
Item 3.     Defaults Upon Senior Securities.................................. 13
Item 4.     Submission of Matters to a Vote of Securities Holders............ 13
Item 5.     Other Information................................................ 13
Item 6.     Exhibits and Reports on Form 8-K................................. 13

Signatures

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

     ---------------------------------------------------------------------------


                                                       March 31,     December
                                                          2000        31, 1999
     ASSETS                                            (Unaudited)
     ------                                            -----------   -----------

     TOTAL ASSETS                                        $     -       $     -
                                                       ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

        TOTAL LIABILITIES                                      -         1,000
                                                       -----------   -----------

     STOCKHOLDERS' EQUITY:
      Common stock - no par value: 50,000,000
        shares authorized; 1,000,000 shares
        issued and outstanding                                79            79
      Preferred stock - no par value: 20,000,000
        shares authorized; no shares issued and
        outstanding                                            -             -
      Additional paid-in capital                           6,000         4,000
      Deficit accumulated during the development stage    (6,079)       (5,079)
                                                       -----------   -----------

            Total stockholders'equity                           -       (1,000)
                                                       -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     -       $     -
                                                       ===========   ===========



     ---------------------------------------------------------------------------
     SEE NOTES TO FINANCIAL STATEMENTS.

                   Sxith Business Service Group, Inc.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS
                              (Unaudited)

     -----------------------------------------------   -------------
                                                          Period
                                                        March 15,
                                           Three        1999 (date
                                          Months            of
                                           Ended       incorporation)
                                         March 31,       to March
                                           2000          31, 1999
                                        ------------   -------------

     EXPENSES:

       Professional fees and expenses    $    1,000      $    2,000
       Organization costs                         -              79
                                        ------------   -------------

     NET LOSS                               $     -      $    2,079
                                        ============   =============

     NET LOSS PER SHARE                    $   0.00      $     0.00
                                        ============   =============



     ---------------------------------------------------------------
    SEE NOTES TO FINANCIAL STATEMENTS.

                      Sixth Business Service Group, Inc.
                       (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------


                                                                    Deficit
                                                                   Accumulated
                                                      Additional   During the
                                 Common Stock          Paid in     Development
                              Shares       Value       Capital        Stage         Total
                             ---------    --------   -----------   -----------   -----------
Balances,December 31, 1999   1,000,000   $     79     $   4,000    $    (5,079)    $  (1,000)

Capital contribution                -           -         1,000              -         1,000

Capital Contribution of Service     -           -         1,000              -         1,000
Net loss for the three
 months ended  March 31, 2000       -           -             -          (1,000)      (1,000)
                             ---------    --------    ----------   ------------   -----------

Balances March 31, 2000      1,000,000   $     79     $   6,000     $    (6,079)   $       -
                             =========   =========    ==========   ============   ===========


--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                     Sixth Business Service Group, Inc.
                      (A Development Stage Enterprise)

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

----------------------------------------------------------------- -----------
                                                                    Period
                                                                    March 15,
                                                         Three      1999
                                                         Months     (date of
                                                         Ended    incorporation)
                                                         March      to March
                                                         31, 2000    31, 1999
                                                         ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES - Net loss            $    -    $    (79)
                                                         ---------- -----------

NET CASH USED IN OPERATING ACTIVITIES                           -         (79)
                                                         ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock                  -          79
                                                         ---------- -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           -          79
                                                         ---------- -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       -           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -           -
                                                         ---------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    -     $     -
                                                         ========== ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                          $    -     $      -
                                                         ========== ===========

    Taxes paid                                             $    -     $      -
                                                         ========== ===========



-------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                       Sixth Business Service Group, Inc.

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

-------------------------------------------------------------------------------

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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $6,079 as of March 31, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to March 31, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

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

------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended March 31, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses from inception through March 31, 2000, all funded by a capital contribution from management, are $6,079.

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

PROPOSED MERGER

In April 1999, Mr. Nidal Zayed, Executive Vice President of Telesource International contacted Venture Associates to inquire about the possibility of locating a company such as Sixth Business Service Group to acquire Telesource International in order that Telesource International could become an SEC reporting company and thereafter secure a listing on the over the counter bulletin board. Venture Associates referred Mr. Zayed to Longman & Associates, Inc., which was retained by Telesource International in June 1999 for a fee of $90,000 plus 300,000 shares of Telesource International common stock. Venture Associates has agreed to act as an uncompensated finder in connection with the acquisition transaction. The common stock that was to be paid to Longman & Associates, Inc. is to be paid by SHBC. At the request of Mr. Zayed, in May 1999, Sixth Business Service Group sold Mr. Zayed 110,000 shares for aggregate consideration of $100. Thereafter, there were numerous telephone conversations between the companies relating to various aspects of the potential merger, including in-depth discussions concerning the steps that needed to be taken to formalize the merger.

        Following these discussions, representatives of Sixth Business Service Group and Telesource International negotiated the remaining basic structure, terms and conditions of the merger. No formal, binding agreement existed concerning the merger until after having reached resolution on all open issues in November, when a merger agreement was drafted and Telesource International convened a special meeting of its board of directors at which the agreement of merger and the other transactions required by the merger agreement were discussed and reviewed. In connection with these discussions, SHBC agreed that prior to closing the merger, it will surrender 210,000 shares of Telesource
International common stock for retirement and will assume Telesource International's obligation to transfer 300,000 shares as described above. The purpose of these actions is to reduce the number of shares of the surviving corporation to be outstanding after the merger to 10,000,000 and to have SHBC absorb the dilutive effect of the transaction in full. All Telesource International shareholders other than SHBC and affiliates currently own 36.61% of Telesource International stock and will own 36.61% of Sixth Business Service Group, Inc. common stock after the merger as a result. Accordingly, no dilution will occur to any Telesource International shareholder other than SHBC as a result of the merger. Thereafter, on November 3, 1999, the board of directors of Telesource International unanimously adopted and approved the agreement of merger and the transactions required by the merger agreement.

        On November 3, 1999, Michael T. Williams, as the sole director of Sixth Business Service Group, approved the agreement of merger and the transactions required by the merger agreement. As of November 3, 1999, the agreement of merger was executed and delivered by each of the parties. On December 9, 1999 form S-4 was filed with the SEC.

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

  May 24, 2000                                     /s/ Michael T. Williams
-------------------------------                   ------------------------------
    Date                                          Michael T. Williams, President