Form 10KSB
period 2000-12-31
SIXTH BUSINESS SERVICE GROUP INC
filed 2001-04-16
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the transition period from __________ to __________.

                        Commission File Number: 000-2564

                      SIXTH BUSINESS SERVICE GROUP, INC.
                      ----------------------------------
            (Exact name of Registrant as specified in its Charter)

      Florida                                        59-3651768
      -------                                        -----------
(State of or other jurisdiction of                   (IRS Employer I.D.  No.)
incorporation or organization)

                     2503 W. Gardner Ct., Tampa, FL 33611
                     ------------------------------------
                   Address of Principle Executive Offices:

                                (813) 831-9348
                                --------------
             Registrant's telephone number, including area code:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of April 13, 2001.

                        1,000,000 Common Shares

                  Documents Incorporated By Reference - NONE

         Transitional small business disclosure format. ___ Yes _X_No

                       Sixth Business Service Group, Inc.
                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Description of Business                  3
              ITEM 2. Properties                              15
              ITEM 3. Legal Proceedings                       15
              ITEM 4. Submission of Matters to a Vote of
                      Security Holders                        15

     PART II

              ITEM 5. Market for the Common Deficit and
                      Related Stocholder Matters              15
              ITEM 6. Plan of Operation                       15
              ITEM 7. Financial Statements                    16
              ITEM 8. Changes In and Disagreements With
                      Accountants on Accounting and Financial
                      Disclosures                             24

     PART III
              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance woth Section 16(a) of the
                      Exchange Act                            24
              ITEM 10 Executive Compensation                  25
              ITEM 11 Security Ownership of Certain
                      Beneficial Owners and Management        26
              ITEM 12 Certain Relationships and Related
                      Transactions                            27
              ITEM 13 Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K       29

                      Signatures                              30

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

We anticipate that the selection of a business combination will be complex and extremely risky. Management believes that there are numerous firms seeking the benefit of a publicly traded corporation because of:

o     General economic conditions
o     Rapid technological advances being made in some industries
o     Shortages of available capital

   Such perceived benefit of a publicly traded corporation may include:

o Facilitating or improving the terms on which additional equity financing may be sought
o     Providing  liquidity  for the  principals of a business
o Creating a means for providing incentive stock options or similar benefit to key employees
o Providing liquidity, subject to restrictions of applicable statutes, for all shareholders

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

MERGER

We have agreed to merge with Telesource International, Inc. The total number of shares of common stock that Sixth Business Service Group will issue to all of the Telesource International shareholders in the merger is 9,790,000. This number will represent 97.9% of the outstanding Sixth Business Service Group common stock after the merger. All Telesource International shareholders other than Sayed Hamid Behbehani & Sons Co. W.L.L., referred to as SHBC in this filing, and affiliates currently own 36.61% of Telesource International stock and will own 36.61% of Sixth Business Service Group common stock after the merger as a result of SHBC's agreement to absorb all dilution in connection with the merger. SHBC, including beneficially owned stock, will own 6,129,000 shares of Sixth Business Service Group common stock, or 61.3% of all Sixth Business Service Group stock outstanding, after the merger is completed.

The merger agreement required us to file a registration statement on Form S-4 for the issuance of securities in the merger. Structuring the transaction as a reverse merger allows Sixth Business to register shares to be issued in the merger to shareholders of Telesource International under the 1933 Act on Form S-4. That registration statement serves a dual purpose:

o It makes the surviving company an SEC reporting company, a prerequisite to having its securities qualified for quotation on the over the counter bulletin board.

o It facilitates the ability of non-insider shareholders of Telesource International who currently hold restricted securities to resell their securities because after the merger closes they will own fully registered, free trading securities.

MERGER APPROVALS

     On November 3, 1999, Michael T. Williams as the sole member of our board of directors approved the merger proposal. All of our stockholders approved the merger proposal on the same date.

   On November 3, 1999, Telesource International's board of directors unaimously approved the merger proposal. Assuming the consents are secured from shareholders owning more than 50% of the stock of Telesource International, shareholders who did not consent to the merger will, by otherwise complying with Delaware corporate law, be entitled to dissenters' rights with respect to the proposed merger. No consents will be solicited or accepted until after the effective date of the S-4 registration statement.

MERGER TRANSACTIONS

        As of December 31, 2000, Telesource International had 10,000,000 shares of common stock issued and outstanding. Before the merger occurs, SHBC will retire 210,000 shares of Telesource International common stock by contributing it to Telesource International. The retirement of 210,000 shares by SHBC will lower the number of shares outstanding to 9,790,000 shares at the time of the merger. The merger agreement provides that each outstanding share of Telesource International common stock, other than dissenting shares, as defined later in this document, will be exchanged for one share of Sixth Business Service Group common stock. Immediately after the closing of the merger, the former holders of Telesource International common stock will hold in the aggregate 9,790,000 shares, or 97.9% of the shares of Sixth Business Service Group common stock to be outstanding immediately after the closing of the merger, which includes the 300,000 shares being transferred as compensation for this transaction.

        Sixth Business Service Group had 1,000,000 shares of its common stock issued and outstanding at December 31, 2000 to one shareholders, Michael T. Williams. In connection with the merger, we agreed to effect a reverse split such that Mr. Williams will own 100,000 shares prior to the closing of the merger.

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

        The merger will be consummated promptly after the S-4 registration statement is declared effective by the SEC and upon the satisfaction or waiver of all of the conditions to the closing of the merger. The merger will become effective on the date and time a properly executed articles of merger are filed with the offices of the secretary of state of Delaware. Thereafter, Telesource International will be merged and Sixth Business Service Group, with the result that Telesource International will cease to exist and Sixth Business Service Group will be the surviving corporation in the merger.

Bulletin board quotation

There is no current market for the securities of Sixth Business or Telesource International. It is anticipated that a request will be made by an NASD market maker to have the securities of the surviving company qualified for quotation on the over the counter bulletin board following the closing of the merger and issuance of securities under the S-4 registration statement. However, that a trading market may never develop, or if developed may not continue.

At all times after the S-4 registration statement is declared effective, the surviving company must remain current in its continuing reporting requirements under the 1934 Act in order not to lose the qualification to have its securities quoted. Further, the surviving company must become a mandatory reporting company in years subsequent to the year the S-4 registration statement becomes effective in order not to lose the qualification to have its securities quoted. It intends to do so by filing a registration statement on Form 8-A,

             Reasons for Recommending Approval of the Merger

Both the board of directors of Sixth Business and Telesource International have recommended approving the merger. Neither of the boards of directors of Sixth Business or Telesource International requested or received, or will receive, an opinion of an independent investment banker as to whether the merger is fair, from a financial point of view, to Sixth Business and its shareholders or Telesource International and its shareholders.

In considering the merger, the Sixth Business board took note of the fact that Telesource International met its acquisition candidate profile in that it was a private company that had already determined to go public through merger with a shell when it first contacted Sixth Business. In addition, the board noted Telesource International could produce audited financial statements and other information necessary for the filing of the S-4 registration statement and had agreed to pay the required merger fee to Sixth Business, Accordingly, the Sixth Business board determined that the merger proposal was fair to, and in the best interests of, Sixth Business and the Sixth Business's shareholders. Mr. Williams is an officer and director of Sixth Business and he and his law firm have an interest in the merger as described below.

The Telesource International board recommended approving the merger because it is part of a transaction structure that would meet Telesource International's business objectives in the transaction. These objectives are:

o To satisfy the prerequisites for having its securities qualified for quotation on the over the counter bulletin board

o     To facilitate resale of securities by its non-insider shareholders

This transaction meets these objectives in that:

o Structuring the transaction as a reverse merger allows Sixth Business to register shares to be issued to shareholders of Telesource International on Form S-4.

o The S-4 registration statement makes the surviving company an SEC reporting company, a prerequisite to having its securities qualified for quotation on the over the counter bulletin board.

o It also facilitates the ability of non-insider shareholders of Telesource International who currently hold restricted securities to resell their securities because after the merger closes they will own fully registered, free trading securities.

o This allows all these non-insider shareholders currently holding restricted securities to be able to resell their shares without having to bear the cost and administrative burden imposed by the resale restrictions of Rule 144 if they continued to hold restricted securities.

o At the same time, it eliminates inequalities among non-insider shareholders of Telesource International who may have held unregistered securities for differing periods of time and thus are subject to differing resale restrictions under Rule 144.

Accordingly, the board concluded that the merger and its terms, including the reimbursement of Sixth Business for legal fees in the form of cash and stock to Williams Law Group, were fair and in the best interests of Telesource International's shareholders. The board recommended Telesource International's shareholders approve the merger.

Interests of Certain Persons in the Merger

Upon the closing of the merger, the current directors and executive officers of Telesource International will become the directors and executive officers of the surviving corporation.

Telesource International has agreed to reimburse Sixth Business for legal fees payable to Williams Law Group, P.A. for the preparation of the S-4 registration statement. This fee is $45,000 plus 100,000 shares of the surviving corporation. These shares were originally issued to Williams Law Group for aggregate consideration of $79 upon formation of Sixth Business, and, following a 1 for 10 reverse split called for in the merger agreement, will be retained following the closing of the merger.

These shares must be registered for resale in accordance with the policy of the SEC set forth in a letter signed by Mr. Richard Wulff in January, 2000. Rule 144 is not available for resale of these shares. The ultimate value of these shares, if any, depends upon whether, if ever, they can be resold and for what price they can be sold.

Additional information concerning this transaction has now been filed with the SEC on our registration statement on Form S-4.

ITEM 2 - PROPERTIES

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete the merger.

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

We are a development stage entity, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through December 31, 2000, all funded by a capital contribution from management, are $79.

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

ITEM 7 - FINANCIAL STATEMENTS

                       Sixth Business Service Group, Inc.

                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                           F-2

FINANCIAL STATEMENTS
   Balance Sheet                                                       F-3
   Statements of Operations                                            F-4
   Statements of Stockholders' Equity (Deficit)                        F-5
   Statements of Cash Flows                                            F-6
   Notes to Financial Statements                                       F-7


                                       F-1
                                       16

                 [Letterhead of Kingery, Crouse & Hohl, P.A.]



INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Sixth Business Service Group, Inc.:

We have audited the accompanying balance sheet of Sixth Business Service Group, Inc. (the "Company"), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the periods March 15, 1999 (date of incorporation) to December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and the periods March 15, 1999 (date of incorporation) to December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 16, 2001
Tampa, FL

                                       F-2
                                       17

                       Sixth Business Service Group, Inc.
                          (A Development Stage Company)

                    BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

TOTAL ASSETS                                                          $    -
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $       -
                                                                   ----------


STOCKHOLDERS' EQUITY
   Preferred stock - no par value; authorized 50,000,000 common
   shares; no shares issued and outstanding                                -
   Common stock - no par value; authorized 20,000,000 common              79
   Additional paid-in capital                                         10,500
   Deficit accumulated during the development stage                  (10,579)
                                                                   ----------

          Total Stockholders' Equity                                       -
                                                                   ----------

Total                                                              $       -
                                                                   ==========


See notes to financial statements.

                                       F-3
                                       18

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                              For the        For the
                                               Period         Period
                                             March 15,      March 15,
                                             1999 (date     1999 (date
                                                 of             of
                              For the       incorporation) incorporation)
                              Year Ended         to             to
                              December        December       December
                               31, 2000       31, 1999       31, 2000
                              -----------   -------------  -------------

REVENUE                        $   22,500     $     -       $    22,500
                              -----------   -------------  -------------

EXPENSES

   Consulting fees - related
     party                         4,000                          8,000
   Professional fees              24,000           1,000         25,000
   Organization costs                  -              79             79
                              -----------   -------------  -------------
      Total Expenses              28,000           5,079         33,079
                              -----------   -------------  -------------

NET LOSS                       $ (5,500)      $  (5,079)    $  (10,579)
                              ===========   =============  =============

Net Loss Per  Share-
       Basic and Diluted       $   (.00)      $    (.00)     $    (.01)
                              ===========   =============  =============

Weighted Average Shares
    Oustanding- Basic and
    Diluted                    1,000,000       1,000,000      1,000,000
                              ===========   =============  =============


See notes to financial statements.

                                       F-4
                                       19

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD MARCH 15, 1999
                 (date of incorporation) TO DECEMBER 31, 1999


                                                                      Deficit
                                                                    Accumulated
                                                      Additional    During the
                                 Common Stock          Paid-In      Development
                              Shares       Amount      Capital         Stage        Total
                             ----------   ---------  ----------    ------------   ----------
Balances, March 15, 1999
  (date of incorporation)             -   $       -  $        -     $        -    $        -

Issuance of common            1,000,000          79                          -            79

Contribution of services                                  4,000                        4,000

 Net loss for the period
  March 15, 1999 (date  of
  incorporation) to
  December 31, 1999                   -           -           -         (5,079)       (5,079)
                             ----------   ---------  ----------    ------------   ----------

Balances, December 31,
  1999                        1,000,000          79       4,000         (5,079)       (1,000)

Capital contribution                                      2,500                        2,500

Contribution of services                                  4,000                        4,000

Net loss for the year
ended December 31, 2000               -           -           -         (5,500)       (5,500)
                             ----------   ---------  ----------    ------------   ----------

Balances, December 31,
  2000                        1,000,000   $      79   $  10,500     $  (10,579)   $        -
                             ==========   =========  ==========    ============   ==========



See notes to financial statements

                                       F-5
                                       20

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                  For the         For the
                                                  period           period
                                                 March 15,       March 15,
                                                   1999             1999
                                                 (date of         (date of
                                   For the     incorporation)   incorporation)
                                 Year Ended         to               to
                                  December     December 31,     December 31,
                                  31, 2000         1999             2000
                                 ------------  --------------   -------------
Cash Flows From Operating
 Activities
   Net loss                      $   (5,500)     $  (5,079)      $ (10,579)
Adjustments to reconcile net
loss to net cash used by
operating activities:
  Contributed services and
   expenses                           4,000          4,000           8,000
  (Decrease) increase in
   accrued expenses                  (1,000)         1,000               -
                                 ------------  --------------   -------------
    Net Cash Used by Operating
     Activities                      (2,500)           (79)         (2,579)
                                 ------------  --------------   -------------

Cash Flows From Financing
 Activities
   Issuance of common stock               -             79              79
   Capital contribution                2,500             -           2,500
                                 ------------  --------------   -------------
    Net Cash Provided by
     Financing Activities              2,500            79           2,579
                                 ------------  --------------   -------------

Net Increase (decrease) In
Cash and Cash Equivalents                  -             -               -

Cash and Cash Equivalents at
Beginning of Period                        -             -               -
                                 ------------  --------------   -------------

Cash and Cash Equivalents at
End of Period                     $        -    $        -        $      -
                                 ============  ==============   =============


Supplemental cash flow information

Cash Paid For:
   Interest                      $         0   $         0      $        0
                                 ============  ==============   =============
   Income Taxes                  $         0   $         0      $        0
                                 ============  ==============   =============

      See notes to financial statements.

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

Directors and Executive Officers.
--------------------------------

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

Williams Law Group represents this and the following nine other registrants that have also filed registration statements on Form S-4:

o     First Enterprise Service Group
o     Third Enterprise Service Group
o     Ninth Enterprise Service Group
o     Brilliant Sun Industry Co.
o     NetConnect Systems
o     CareerTek Acquisition
o     Adar Alternative One
o     Adar Alternative Two
o     First Irving Strategic Group

None of these registration statements has been declared effective. Except for Adar Alternative One and Adar Alternative Two, Mr. Williams is an officer and/or a director of all these companies for administrative purposes only. All of the private companies were located by clients of the Williams Law Group or by representatives of the private companies calling Williams Law Group directly. Just as in this filing, all of the private companies agreed to reimburse the registrants for outstanding obligations, including legal fees owed to Williams Law Group. Neither Williams Law Group nor Mr. Williams will have any continuing relationship with the surviving companies after the mergers close. No compensation is payable to Mr. Williams individually by these companies. The only fees paid to him have been and will continue to be paid as legal fees to his firm by the registrants.

Michael T. Williams, Esq. of the Williams Law Group represented the following company that filed a similar registration statement on Form S-4 which was declared effective in 1997:

o     Thrucomm

 Mr. Williams received legal fees and was allowed to retain an equity interest in the surviving company in this transaction as well.

ITEM 10 - EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the year ended December 31, 2000, by our president; however, as we have no our other executive officers whose salary and bonus for the year ended December 31, 2000 exceeded $100,000, information is only furnished for Mr. Williams.

                           Summary Compensation Table
                          Long-Term Compensation Awards

Name and Principal Position          Annual Compensation - 2000
---------------------------          --------------------------
                                      Salary ($)      Bonus ($)   Number of Shares Underlying
                                     ----------      ---------    Options (#)
                                                                  --------------------------
Michael T. Williams,                    None           None                  None
President


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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information about our current shareholders. The person named below has sole voting and investment power with respect to the shares. The numbers in the table reflect shares of common stock held as of the date of this Form 10:

                              Number of      Percentage      Number of         Percentage
                               Shares          before          Shares            after
                             Pre-Merger(1)      Merger       Post-Merger(1)(2)   Merger
                             -------------    --------       --------------    ----------
Williams Law Group, P.A.(1)     1,000,000        100%            100,000           1%
2503 W. Gardner Ct.
Tampa, FL 33611

All directors and officers
 as a group - 1 person          1,000,000        100%            100,000           1%


(1) Mr. Williams, the principal of Williams Law Group is a director and officer of Sixth Business Service Group

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Telesource International has agreed to reimburse Sixth Business for legal fees payable to Williams Law Group, P.A. for the preparation of the S-4 registration statement. This fee is $45,000 plus 100,000 shares of the surviving corporation. These shares were originally issued to Williams Law Group for aggregate consideration of $79 upon formation of Sixth Business, and, following a 1 for 10 reverse split called for in the merger agreement, will be retained following the closing of the merger. We believe that this fee is comparable to fees for similar transactions negotiated on an arm's-length basis.

Mr. Williams is associated with other acquisition companies.

o     12 have filed a Form 10-SB
o     One has filed a Form S-1
o     Ten have filed an S-4
o     18 have not filed a Form 10-SB
o     5 have not been formed
o Over 20 additional companies will be administratively dissolved this year

It is anticipated that any of the companies already formed but which haven't entered into acquisition agreements will not enter into acquisition agreements unless an acquisition candidate specifically requests to be acquired by an existing rather than a newly-formed acquisition company. The acquisition candidate will select which of the companies listed below it wants to be acquired by. The table does not list over 20 other acquisition companies which will be administratively dissolved in 2001.

Mr. Williams is the founder of and the only an officer and director of all of the acquisition companies listed below, except for Adar Alternative One, Adar Alternative Two and China Dalian, for which he is currently the attorney only. His law firm, Williams Law Group, P.A. represents all of these companies. No compensation is payable to Mr. Williams by these companies. The only fees paid to him have been and will continue to be paid as legal fees to his firm.

Form 10-SB filed

--------------------------------------------------------------------------------
Name and Date of Filing of  Acquisition agreement      Status
Form 10-SB with SEC         signed with
--------------------------------------------------------------------------------
First Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Second Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Third Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Fourth Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Fifth Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Sixth Business Service      Telesource International,  S-4 pending
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Seventh Business Service    None
Group, Inc.
March 25, 1999

--------------------------------------------------------------------------------
Eighth Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Tenth Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
China Dalian, Inc.          China Dalian Shipping Co.  S-4 to be drafted
--------------------------------------------------------------------------------
Yang Holding Co/ NV                                    To be withdrawn
--------------------------------------------------------------------------------
Brilliant Sun Industry Co.  Yi Wan Group, Inc.         S-4 pending
--------------------------------------------------------------------------------

No Form 10SB filed
--------------------------------------------------------------------------------
Name                        Acquisition agreement      Status
                            signed with
--------------------------------------------------------------------------------
First Enterprise Service    Space Systems              S-4 pending
Group, Inc.                 International Corporation
--------------------------------------------------------------------------------
Adar Alternative Two,Inc.   Xfone, Inc.                S-4 pending
(f/k/a)Second Enterprise
Service Group, Inc.
--------------------------------------------------------------------------------
Third Enterprise Service    Competitive Companies      S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Fourth Enterprise Service   None
Group, Inc.
--------------------------------------------------------------------------------
Fifth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
Sixth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
Seventh Enterprise Service  None
Group, Inc.
--------------------------------------------------------------------------------
Adar Alternative One, Inc.  Impulse Communications,    S-4 pending
(f/k/a) Eighth Enterprise
Service Group, Inc.
--------------------------------------------------------------------------------
Ninth Enterprise Service    Wiremedia.com, Inc         S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Tenth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
First Irving Strategic      PC Universe, Inc.          S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Second Irving Strategic     None
Group, Inc.
--------------------------------------------------------------------------------
Third Irving Strategic      None
Group, Inc.
--------------------------------------------------------------------------------
Groove Acquisition, Inc.    Groove, Inc.               S-4 being drafted
--------------------------------------------------------------------------------
Careertek Acquisition, Inc. Careertek, Inc.            S-4 being drafted
--------------------------------------------------------------------------------
USA Staffing Acquisition,   USA Staffing, Inc.         S-4 being drafted
Inc.
--------------------------------------------------------------------------------
US Funding Acquisition,     US Funding, Inc.           S-4 being drafted
Inc.
--------------------------------------------------------------------------------
NetConnect Systems, Inc.    On-Line Connecting         S-4 pending
--------------------------------------------------------------------------------

Companies which have entered into acquisition agreements for which acquisition companies not yet formed:

o     OurBeginnings, Inc.
o     Kinderview, Inc.
o     KnowGen, Inc.
o     Maxxplay, Inc.
o     SMS Stock Market Solutions, Inc.

It is anticipated that these companies will be formed in the next 90-180 days.

Company for which a Form S-1 filed.

o 4 Brandon I, Inc.: It is anticipated that this registration statement will be withdrawn in the near future.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORMS 8-K

Exhibits -
--------

10.1  Agreement  with  Management,   previously  filed  with  Form  10KSB  for
December 31, 1999

Financial Statement Schedules - None.
-----------------------------

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

Dated: April 13, 2001


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                            DATE
---------                   -----                            ----

/s/ Michael T. Williams     Director                          April 13, 2001
----------------------------