Form 10KSB/A
period 2000-12-31
SIXTH BUSINESS SERVICE GROUP INC
filed 2001-06-26
CIK 1082198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                  FORM 10-KSB/A

(X) Annual  Report  Pursuant  to  Section  13 or 15(d) of the  Securities  and
      Exchange Act of 1934.

                      For the Year Ended December 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 000-2564

                       SIXTH BUSINESS SERVICE GROUP, INC.
                             A Delaware Corporation
             (Exact name of Registrant as specified in its Charter)

          Delaware                                            Applied For
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

                    Common Shares, $ .01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.
                                  ___ Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of June 19, 2001.

                              100,000 Common Shares

                   Documents incorporated By Reference - NONE

          Transitional small business disclosure format. ___ Yes  X  No

                                       1

                       Sixth Business Service Group, Inc.
                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Description of Business                       3
              ITEM 2. Properties                                    7
              ITEM 3. Legal Proceedings                             7
              ITEM 4. Submission of Matters to a Vote of
                      Security Holders                              7

     PART II

              ITEM 5. Market for the Common Deficit and
                      Related Stockholder Matters                   7
              ITEM 6. Plan of Operation                             7
              ITEM 7. Financial Statements                          8
              ITEM 8. Changes In and Disagreements With
                      Accountants on Accounting and Financial
                      Disclosures                                  23

     PART III
              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance with Section 16(a) of the
                      Exchange Act                                 23
              ITEM 10 Executive Compensation                       24
              ITEM 11 Security Ownership of Certain
                      Beneficial Owners and Management             25
              ITEM 12 Certain Relationships and Related
                      Transactions                                 25
              ITEM 13 Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K            28

                      Signatures                                   29

                                        2

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

We were organized under the laws of the State of Florida in March 1999. We were formed as a vehicle to acquire or be acquired by a private company desiring to become an
SEC reporting company in order thereafter to secure a listing on the over the counter bulletin board.

On June 20, 2001, Sixth Business Service Group, Inc., a Florida corporation, completed a reincorporation merger with Sixth Business Service Group, Inc., a Delaware corporation, which is the surviving corporation.

We have agreed to merge with Telesource International, Inc. In connection with the merger, each outstanding share of Telesource International common stock, other than dissenting shares, will be exchanged for one share of Sixth Business common stock.
Sixth Business will be the surviving company to the merger, though it will change its name following the merger to "Telesource International, Inc."

More than 75% of Telesource International's shares are held by Sayed Hamid Behbehani &
Sons Co. W.L.L. and its affiliated persons and entities. A majority vote of the issued and outstanding shares is required to approve the merger. The following table contains comparative share information for stockholders of Telesource International and Sixth
Business immediately after the closing of the merger.

                                    The former stockholders           The current stockholder
                                  of Telesource International            of Sixth Business            Total
          Number                          12,900,000                         100,000               13,000,000
          Percentage                          99                                1                     100%

The number of shares to be issued in the merger was increased to reflect to debt for equity swap at December 31, 2001 between Telesource and Sayed Hamid Behbehani & Sons Co. W.L.L.

                                        3

MERGER APPROVALS

On November 3, 1999, Michael T. Williams as the sole member of our board of directors approved the merger proposal. Williams Law Group, our sole stockholder, approved the merger proposal on the same date.

On November 3, 1999, Telesource International's board of directors unanimously approved the merger proposal. Assuming the consents are secured from shareholders owning more than 50% of the stock of Telesource International, shareholders who did not consent to the merger will, by otherwise complying with Delaware corporate law, be entitled to dissenters' rights with respect to the proposed merger. No consents will be solicited or accepted until after the effective date of the S-4 registration statement.

As of June 21, 2001, Sixth Business Service Group and Telesource International agreed to amend the merger agreement to reflect the reincorporation merger, the increased number of shares to be issued, and other matters.

Interests of Certain Persons in the Merger

Upon the closing of the merger, the current directors and executive officers of
Telesource International will become the directors and executive officers of the surviving corporation.

Harrison Douglas, Inc., an NASD broker/dealer representing Telesource International in the transaction, has agreed to reimburse Sixth Business for legal fees payable to Williams Law Group, P.A. for the preparation of the S-4 registration statement.
This fee is $45,000.  In addition, Williams Law Group will retain 100,000 shares of the surviving corporation. These shares were issued to Williams Law Group for aggregate consideration of $79 upon formation of Sixth Business. Originally issued
890,000 shares, Williams Law Group currently owns 100,000 shares as a result of an
890 for 100 reverse split.

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

                                       6

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

                                    PART II.

IETM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISSCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our purpose is to seek, investigate and, if such investigation warrants, acquire a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.  We have identified
Telesource International as that company and have entered into  a merger agreement with them.

We are a development stage entity, and, except for executing a merger agreement with
Telesource have neither engaged in any operations nor generated any revenues to date except funds paid to us by Harrison Douglas as reimbursement for legal services provided by Williams Law Group.  We have no assets. Our expenses through December  31, 2000, all funded by a capital contribution from management, are $79.

Management has agreed in writing to fund our cash requirements until the Telesource acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the conclusion of the Telesource acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, occupational license fees, and transfer agent fees.

We do not intend to seek additional financing. At this time we believe that the funds to be provided by management will be sufficient for funding our operations until we find an acquisition and therefore do not expect to issue any additional securities before the closing of the Telesource merger.

                                       7

ITEM 7 - FINANCIAL STATEMENTS

                       Sixth Business Service Group, Inc.

                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                            16

FINANCIAL STATEMENTS
   Balance Sheet                                                        17
   Statements of Operations                                             18
   Statements of Stockholders' Equity (Deficit)                         19
   Statements of Cash Flows                                             20
   Notes to Financial Statements                                        21

                  [Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Sixth Business Service Group, Inc.:

We have audited the accompanying balance sheet of Sixth Business Service Group,
Inc. (the "Company"), a development stage enterprise, as of December 31, 2000,and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the periods March 15, 1999 (date of incorporation) to
December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

Kingery, Crouse & Hohl, P.A.

June 25, 2001
Tampa, FL

                       Sixth Business Service Group, Inc.
                          (A Development Stage Company)

                      BALANCE SHEET AS OF DECEMBER 31, 2000

                                     ASSETS

TOTAL ASSETS                                                       $       -
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $       -

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; authorized 20,000,000 common
   shares; no shares issued and outstanding                                -
   Common stock - $.01 par value; authorized 50,000,000 common            79
   Shares; 100,000 issued and outstanding
   Additional paid-in capital                                         10,500
   Deficit accumulated during the development stage                  (10,579)

          Total Stockholders' Equity                                       -

Total                                                              $       -
                                                                   ==========

See notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                              For the        For the
                                               Period         Period
                                             March 15,      March 15,
                                             1999 (date     1999 (date
                                                 of             of
                              For the       incorporation) incorporation)
                              Year Ended         to             to
                              December        December       December
                               31, 2000       31, 1999       31, 2000

REVENUE                        $  22,500      $        -    $    22,500

EXPENSES

   Consulting fees - related
     party                         4,000           4,000          8,000
   Professional fees              24,000           1,000         25,000
   Organization costs                  -              79             79
      Total Expenses              28,000           5,079         33,079

NET LOSS                       $ (5,500)      $  (5,079)    $  (10,579)
                              ===========   =============  =============

Net Loss Per  Share-
       Basic and Diluted       $   (.05)      $    (.05)     $    (.11)
                              ===========   =============  =============

Weighted Average Shares
    Oustanding- Basic and
    Diluted                     100,000         100,000        100,000
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
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD MARCH 15, 1999
                  (date of incorporation) TO DECEMBER 31, 1999

                                                                      Deficit
                                                                    Accumulated
                                                      Additional    During the
                                 Common Stock          Paid-In      Development
                              Shares       Amount      Capital         Stage        Total

Balances, March 15, 1999
  (date of incorporation)           -     $       -  $        -     $        -   $     -

Issuance of common stock      100,000            79                          -        79

Contribution of services                                  4,000                    4,000

 Net loss for the period
  March 15, 1999 (date  of
  incorporation) to
  December 31, 1999                 -             -           -         (5,079)   (5,079)
Balances, December 31,
  1999                        100,000            79       4,000         (5,079)   (1,000)

Capital contribution                                      2,500                    2,500

Contribution of services                                  4,000                    4,000

Net loss for the year
ended December 31, 2000             -             -           -         (5,500)   (5,500)
Balances, December 31,
  2000                        100,000     $      79   $  10,500     $  (10,579)   $    -
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
Adjustments to reconcile net
loss to net cash used by
operating activities:
  Contributed services and
   expenses                            4,000         4,000           8,000
  (Decrease) increase in
   accrued expenses                   (1,000)        1,000               -
    Net Cash Used by Operating
     Activities                       (2,500)          (79)         (2,579)

Cash Flows From Financing
 Activities
   Issuance of common stock                -            79              79
   Capital contribution                2,500             -           2,500
    Net Cash Provided by
     Financing Activities              2,500            79           2,579

Net Increase (decrease) in
Cash and Cash Equivalents                  -             -               -

Cash and Cash Equivalents at
Beginning of Period                        -             -               -

Cash and Cash Equivalents at
End of Period                     $        -    $        -        $      -
                                 ============  ==============   =============

Supplemental cash flow information

Cash Paid For:
   Interest                      $         0   $         0      $        0
                                 ============  ==============   =============
   Income Taxes                  $         0   $         0      $        0
                                 ============  ==============   =============

See notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sixth Business Service Group, Inc. ("we, us, our") was intially incorporated under the laws of the state of Florida on March 15, 1999 amd mergerd with a Delaware Corporation formed on June 20, 2001 for the purposes of reincorporation under the laws of Delaware.
In addition we affected a share exchange and changed the par value of our shares to $.01 per share which have been retroactively reflected in our financial statements.  We are considered to be in the development stage as defined in Financial Accounting Standards
Board Statement No 7, and intend  to seek, investigate and, if such investigation warrants, engage in business combinations  presented to us by persons or firms who or which desire to become a Securities and  Exchange Commission (the "SEC") reporting company.
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

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to December 31, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

The value of services provided by our stockholder during the period March 15, 1999
(date of incorporation) to December 31, 2000 was $8,000 and is included as professional fees and expenses in the accompanying statement of operations. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2. Location and review of potential target companies.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share"
("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 1999 or 2000.

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

 Name                            Age           Title

 Michael T. Williams             52            President, Treasurer and  Director

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

                           Summary Compensation Table
                          Long-Term Compensation Awards

Name and Principal Position          Annual Compensation - 2000
                                      Salary ($)      Bonus ($)   Number of Shares Underlying
                                                                  Options (#)

Michael T. Williams,                    None           None                  None
President

No fees are payable to management.

Legal fees in the amount of $45,000 are being paid to Williams Law Group, P.A., an affiliate of our management, for rendering legal services.

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

                                Number of      Percentage      Number of         Percentage
                                 Shares          before          Shares            after
                              Pre-Merger(1)      Merger       Post-Merger(1)(2)   Merger

Williams Law Group, P.A.(1)     100,000           100%            100,000           .75%
2503 W. Gardner Ct.
Tampa, FL 33611

All directors and officers
 as a group - 1 person          100,000           100%            100,000           .75%

(1) Mr. Williams, the principal of Williams Law Group is a director and officer of
Sixth Business Service Group. This number reflects and 890 for 100 share reverse split effective June 19, 2001.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Harrison Douglas, Inc., an NASD broker/dealer representing Telesource International in the transaction, has agreed to reimburse Sixth Business for legal fees payable to Williams Law Group, P.A. for the preparation of the S-4 registration statement.
This fee is $45,000.  In addition, Williams Law Group will retain 100,000 shares of the surviving corporation. These shares were issued to Williams Law Group for aggregate consideration of $79 upon formation of Sixth Business.  Originally issued
890,000 shares, Williams Law Group currently owns 100,000 shares as a result of an
890 for 100 reverse stock split.  We believe that this fee is comparable to fees for similar transactions negotiated on an arm's-length basis.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

Exhibits -

10.1    Agreement with Management, previously filed with Form 10KSB for December 31, 1999

10.2    Amended Merger Agreement

Financial Statement Schedules - None.

Reports on Form 8-K - Filed June 21, 2001.

                                       28

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIXTH BUSINESS SERVICE GROUP, INC.

                           By: /s/ Michael T. Williams

                           President and Principal Executive Officer, Principal Accounting
                           Officer and Principal Financial Officer

                           Dated: June 22, 2001

        In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                   TITLE                            DATE

/s/ Michael T. Williams     Director                          June 22, 2001

                                       29