Form 10QSB
period 2001-06-30
SIXTH BUSINESS SERVICE GROUP INC
filed 2001-08-14
CIK 1082198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001.


( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to _______________ .

                        Commission File Number: 000-2564

                       SIXTH BUSINESS SERVICE GROUP, INC.
               (Exact name of registrant as specified in charter)

                   Delaware                            59-3671568
                   --------                            ----------
         (State of Incorporation)               (I.R.S. Employer I.D. No)

  860 Parkview Boulevard, Lombard, IL 60148
  (Address of Principal Executive Offices)

                                 (630) 705-9055
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( X ) NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 13, 2001.

100,000 Common Shares

Transitional Small Business Disclosure Format:

YES (  ) NO (X)

                       SIXTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet as of June 30, 2001.........................................................  3

           Statements of Operations for the six month period ended June 30, 2001 and 2000, the three month period ended June 30, 2001 and 2000, and the period March 15,
           1999 (date of incorporation) to June 30, 2001.............................................  4

           Statement of Stockholders' Equity for the six months ended
           June 30, 2001.............................................................................  5

           Statement of Cash Flows for the six months ended June 30, 2001, 2000 and the period March 15, 1999 (date of incorporation) to June 30, 2001............................  6

           Notes to Financial Statements.............................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations or Plan of Operations..........................................................  9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................  10
Item 2.    Changes in Securities.....................................................................  10
Item 3.    Defaults Upon Senior Securities...........................................................  10
Item 4.    Submission of Matters to a Vote of Securities Holders.....................................  10
Item 5.    Other Information.........................................................................  10
Item 6.    Exhibits and Reports on Form 8-K..........................................................  10

Signatures                                                                                             10


                       Sixth Business Service Group, Inc.
                          (A Development Stage Company)

                       BALANCE SHEET AS OF MARCH 31, 2001
                                   (Unaudited)



                                     ASSETS

     TOTAL ASSETS                                             $             --
                                                                 =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

     LIABILITIES                                              $             --
                                                                 -------------

     STOCKHOLDER'S EQUITY
         Preferred stock - no par value; authorized 20,000,000
         common shares; no shares issued and outstanding                    --

         Common stock - $0.01 par value; authorized 50,000,000
         common shares; 100,000 issued and outstanding                      79

         Additional paid-in capital                                     13,500

         Deficit accumulated during the development stage              (13,579)
                                                                 -------------

                          Total Stockholder's Equity                        --
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $
                                                                 =============






See accompanying notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                      2001         2000
                                                  ------------   --------

Revenues                                          $         --         --
                                                  ------------   --------

Expenses:
   Consulting fees -- related party               $      2,000      2,000
   Professional fees                                     1,000        750
                                                  ------------   --------

      Total expenses                                     3,000      2,750

Net loss                                          $     (3,000)    (2,750)
                                                  ============   ========

Basic and diluted loss per share                  $      (0.03)     (0.03)
                                                  ============   ========

Weighted average shares outstanding                    100,000    100,000
                                                  ============   ========



See accompanying notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                for the three months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                     2001         2000
                                                  ---------    ---------

Revenues                                          $      --           --
                                                  ---------    ---------

Expenses:
   Consulting fees - related party                $   1,000        1,000
   Professional fees                                     --           --
                                                  ---------    ---------

      Total expenses                                  1,000        1,000

Net loss                                          $  (1,000)      (1,000)
                                                  =========    =========


Basic and diluted loss per share                  $   (0.01)       (0.01)
                                                  =========    =========


Weighted average shares outstanding                 100,000      100,000
                                                  =========    =========



See accompanying notes to financial statements

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For the six months ended June 30, 2001
                                   (Unaudited)



                                     Common Stock
                                -----------------------
                                                                           Deficit
                                                                        Accumulated
                                                          Additional      During the
                                                Par        Paid-in       Development         Total
                                    Shares     Value       Capital          Stage           Equity
                                 ----------  ----------  -----------     ----------       ---------
Balance at December 31, 2000    100,000      $     79      $ 10,500       $(10,579)         $    --

Capital contribution                                          1,000                           1,000

Contribution of services                                      2,000                           2,000

Net loss for the six months
ended June 30, 2001                                                         (3,000)          (3,000)
                               --------      --------      --------       --------          -------


Balance at June 30, 2001        100,000      $     79      $ 13,500       $(13,579)         $    --
                               ========      ========      ========       ========          =======






See accompanying notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                             2001        2000
                                                             -------    -------
Cash flows from operating activities:
   Net loss                                                  $(3,000)   $(2,750)
   Adjustments to reconcile net income to net
       cash used in operating activities:
           Contributed services and expenses                   2,000      2,000
            Increase in accrued expenses                        --         --
                                                             -------    -------


                    Net cash used in operating activities     (1,000)      (750)
                                                             -------    -------

Cash flows from financing activities:
   Capital contribution                                        1,000        750
                                                             -------    -------

            Net cash provided by financing activities          1,000        750
                                                             -------    -------

Net increase in cash and cash equivalents                       --         --

Beginning cash and cash equivalents                             --         --
                                                             -------    -------

Ending cash and cash equivalents                             $  --      $  --
                                                             =======    =======

Supplemental disclosure:
     Cash paid during the period for interest                $  --      $  --
     Cash paid during the period for federal income taxes    $  --      $  --






See accompanying notes to financial statements.

                       Sixth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sixth Business Service Group, Inc. ("we, us, our") was initially incorporated under the Laws of the state of Florida on March 15, 1999 and merged with a Delaware Corporation formed on June 20, 2001 for the purposes of reincorporation under the laws of Delaware. In addition we affected a share exchange and changed the par value of our shares to $.01 per share which have been retroactively reflected in our financial statements. We are considered to be in the Development stage as defined in Financial Accounting Standards Board Statement No 7, and intend to seek, investigate and, if such investigation warrants, Engage in business combinations presented to us by persons or firms who or which Desire to become a Securities and Exchange Commission (the "SEC") reporting
Company. Our planned principal operations have not commenced, therefore Accounting policies and procedures have not yet been established. Our fiscal Year-end is December 31.

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000.

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

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to June 30, 2001 we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

The value of services provided by our stockholder during the period March 15, 1999 (date of incorporation) to June 30, 2001 was $10,000 and is included as professional fees and expenses in the accompanying statement of operations. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2.  Location and review of potential target companies.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is Computed by dividing the net loss available to common stockholders for the Period by the weighted average number of common shares outstanding during the Period. Diluted net loss per share is computed by dividing the net loss for the Period by the number of common and common equivalent shares outstanding during The period. There were no common equivalent shares outstanding as of June 31, 2001 or 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended June 30, 2001 included with this Form 10-QSB.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any significant revenues to date. We have no assets. Our losses from inception through June 30, 2001, all funded by a capital contribution from management, are $12,579.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

See Item 5. Other Information

Item 5. Other Information

On July 9, 2001, our sole officer and sole director submitted his resignation effective on July 9, 2001. The sole shareholder appointed Joe Wharram as the Company's sole director on July 30, 2001 and the sole director in turn elected Mr. Wharram as President, Secretary, Treasurer and Chief Accounting Officer on July 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Joseph Wharram                                        Date: August 13, 2001
-----------------------
Joseph Wharram
President and Chief Accounting officer