Form 10-Q
period 2001-09-30
TELESOURCE INTERNATIONAL INC
filed 2001-11-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number - 0-2564 TELESOURCE INTERNATIONAL, INCORPORATED (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 860 Parkview Boulevard (Address of principal executive offices)	59-3738614 (IRS employer identification no.) 60148 (Zip code)

(630) 620-4787
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of August 15, 2001.

TELESOURCE INTERNATIONAL, INC.

TABLE OF CONTENTS

			Page No.
PART I.	Financial Information

	Item 1.	Financial Statements (unaudited except for December 31, 2000):

		Condensed Consolidated Balance Sheets -
		September 30, 2001 and December 31, 2000	2

		Condensed Consolidated Statements of Operations -
		Nine months ended September 30, 2001 and 2000	3

		Condensed Consolidated Statements of Operations -
		Three months ended September 30, 2001 and 2000	4

		Condensed Consolidated Statement of Shareholders’ Equity -
		Nine months ended September 30, 2001	5

		Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2001	6

		Notes to Condensed Consolidated Financial Statements	7 - 12

	Item 2.	Management’s Discussion and Analysis of	13 - 18
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 6.	Exhibits and Reports on Form 8-K	19

		Signatures	20

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements which follow have been prepared by Telesource International, Incorporated (“the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Audit Report on Form S-4.

This Quarterly Report on Form 10-Q, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial InformationItem 1. Financial Statements

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
Assets

Current assets:
Cash and cash equivalents	$ 771,901	1,038,975
Certificate of deposit (pledged as collateral for loan)	—	1,000,000
Accounts receivable	2,645,617	8,408,303
Accounts receivable - related party	156,047	99,809
Current portion of net investment in sales-type lease	1,663,384	1,341,544
Costs and estimated earnings in excess of billings	1,229,043	1,192,324
Prepaid expenses and other current assets	496,801	528,457

Total current assets	6,962,793	13,609,412

Long-term portion of net investment in sales-type lease	13,260,750	14,352,640
Property, plant and equipment, net	2,810,732	2,298,668
Other assets	202,048	235,468

Total assets	$ 23,236,323	30,496,188

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$ 35,400,000	7,127,493
Accounts payable	1,652,220	5,628,308
Accounts payable - related party	354,306	698,875
Accrued expenses	2,026,241	1,602,039
Billings in excess of costs and estimated earnings	96,620	1,814,239
Current tax payable	13,055	4,746
Other current liabilities	1,659,241	133,505

Total current liabilities	41,201,683	17,009,205

Long-term debt	—	27,020,625

Total liabilities	41,201,683	44,029,830

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 50,000,000 shares
authorized; 15,000,000 and 13,000,000 shares issued and
outstanding at September 30, 2001 and December 31, 2000, respectively	150,000	130,000
Additional paid-in capital	5,797,225	3,817,225
Accumulated deficit	(24,065,355)	(17,299,810)
Accumulated comprehensive income -
foreign currency translation	152,770	(181,057)

Total stockholders’ deficit	(17,965,360)	(13,533,642)

Total liabilities and stockholders’ deficit	$ 23,236,323	30,496,188

See accompanying notes to consolidated financial statements. 2

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Nine months ended September 30, 2001 and 2000

	2001	2000
Revenues:
Construction revenues	$ 8,282,332	5,638,021
Construction revenues - related party	1,095,690	305,566
Construction revenues on power plants	2,060,030	—
Service fees - power generation plant	549,360	465,528
Sales, net	110,317	—
Sales, net - related party	—	125,563
Rental income	1,675	6,555
Rental income - related party	—	53,103
Service fees - related party	—	31,625
Finance lease revenue	1,075,709	1,164,584

Gross revenues	13,175,113	7,790,545

Costs and expenses:
Construction costs	10,649,965	4,711,757
Construction costs on power plants	1,941,054	—
Operation and maintenance costs - power generation plant	828,920	674,166

Gross profit (loss)	(244,826)	2,404,622

Operating expenses:
Salaries and employee benefits	1,390,703	1,211,225
Occupancy and equipment	430,918	427,978
General and administrative	2,958,444	2,522,812

Total operating expenses	4,780,065	4,162,015

Operating loss	(5,024,891)	(1,757,393)

Other income (expense):
Interest income	32,798	45,538
Interest expense	(1,874,761)	(1,672,515)
Other income, net	114,364	109,537

Total other expense	(1,727,599)	(1,517,440)

Loss before income taxes	(6,752,490)	(3,274,833)

Income tax expense	13,055	—

Net loss	$(6,765,545)	(3,274,833)

Basic and diluted net loss per share	$ (0.49)	(0.33)

Weighted average shares outstanding	13,671,533	10,000,000

See accompanying notes to consolidated financial statements. 3

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations Three months ended September 30, 2001 and 2000

	2001	2000
Revenues:
Construction revenues	$ 2,089,503	2,095,444
Construction revenues - related party	803,708	13,584
Construction revenues on power plants	141,478	—
Service fees - power generation plant	174,048	192,528
Sales, net - related party	—	15,460
Rental income - related party	—	3,885
Finance lease revenue	350,782	352,419

Gross revenues	3,559,519	2,673,320

Costs and expenses:
Construction costs	3,819,879	1,691,800
Construction costs on power plants	131,037	—
Operation and maintenance costs - power generation plant	232,295	233,080

Gross profit (loss)	(623,692)	748,440

Operating expenses:
Salaries and employee benefits	437,891	303,955
Occupancy and equipment	131,749	147,938
General and administrative	1,061,605	1,038,970

Total operating expenses	1,631,245	1,490,863

Operating loss	(2,254,937)	(742,423)

Other income (expense):
Interest income	470	45,538
Interest expense	(559,629)	(719,317)
Other income, net	72,445	59,338

Total other expense	(486,714)	(614,441)

Loss before income taxes	(2,741,651)	(1,356,864)

Income tax expense	843	—

Net loss	$(2,742,494)	(1,356,864)

Basic and diluted net loss per share	$ (0.18)	(0.14)

Weighted average shares outstanding	15,000,000	10,000,000

See accompanying notes to consolidated financial statements. 4

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income For the nine months ended September 30, 2001

	Common stock		Additional		Accumulated other	Accumulated
	Shares	Par value	paid-in capital	Accumulated deficit	comprehensive income	comprehensive income(loss)	Total deficit

Comprehensive income (loss)					(3,923,359)

Balance at December 31, 2000	13,000,000	130,000	3,817,225	(17,299,810)		(181,057)	(13,533,642)

Exercise of 2,000,000 warrants for
common stock at $1 per share	2,000,000	20,000	1,980,000				2,000,000

Net loss				(6,765,545)	(6,765,545)		(6,765,545)

Foreign currency translation
adjustment	—	—	—	—	333,827	333,827	333,827

Comprehensive income (loss)					(10,355,077)

Balance at September 30, 2001	15,000,000	$150,000	5,797,225	(24,065,355)		152,770	(17,965,360)

See accompanying notes to consolidated financial statements. 5

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Nine months ended September 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(6,765,545)	(3,274,833)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	343,117	377,428
Changes in assets and liabilities:
Receivables	5,706,448	(448,684)
Certificate of deposit maturity	1,000,000	—
Costs and estimated earnings in excess of billings	(1,754,338)	(309,316)
Decrease in investment in sales-type lease	770,050	905,416
Other assets	1,582,310	1,101,020
Accounts payable	(4,320,657)	163,348
Accrued expenses	424,201	227,853
Income tax payable	8,309	—
Other liabilities	342,330	(190,559)
Decrease in estimated costs to complete power plant	—	(1,321,029)

Net cash used in operating activities	(2,663,775)	(2,769,356)

Cash flows from investing activities:
Capital expenditures	(855,181)	(715,396)

Net cash used in investing activities	(855,181)	(715,396)

Cash flows from financing activities:

Proceeds from sale of stock	2,000,000	—
Proceeds from long-term debt	2,510,000	4,013,328
Payments of long-term debt	(1,258,118)	—

Net cash provided by financing activities	3,251,882	4,013,328

Net increase (decrease) in cash and cash equivalents	(267,074)	528,576

Cash and cash equivalents at beginning of year	1,038,975	866,388

Cash and cash equivalents at end of nine months	$ 771,901	1,394,964

Supplemental disclosure:
Cash paid during the nine months for interest	$ 2,710,766	2,240,867

See accompanying notes to consolidated financial statements. 6

TELESOURCE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001 and 2000
(unaudited)

1. Description of Business

     Telesource International, Inc. (“Telesource” or the “Company”) was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, annually handles the procurement, export and shipping of several millions of dollars worth of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland.

     The Company conducts its operations through three subsidiaries. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company’s energy conversion facilities in the Commonwealth of Mariana Islands and operates a branch office in Guam to take advantage of future opportunities. The Company’s second subsidiary, Commsource International, is an international export company that facilitates the purchase of equipment in the U.S. The Company’s third subsidiary, Telesource Fiji, Ltd., handles the Company’s construction activities in Fiji.

     Telesource has three main operating segments: construction services, brokerage of goods and services, and power generation and construction of power plants. The power generation activities commenced in March 1999.

     During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group, is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the NASD Over The Counter Bulletin Board in October 2001.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2000 Audit Report on Form S-4 and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2000 Audit Report on Form S-4 and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the nine months ended September 30, 2001 and 200, and the changes in shareholders’ equity for the nine months ended September 30, 2001. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and has determined that the Statement will have no significant impact on its financial statements for the nine months ended September 30, 2001 or for the year ending December 31, 2001.

TELESOURCE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001 and 2000
(unaudited)

2. Summary of Significant Accounting Policies, continued

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

     The Company accounts for its leasing activities in accordance with the requirements of Statement of Accounting Financial Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned.

     The Company also receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

     Revenue from the Company’s brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company’s customer and the risk of loss is borne by the customer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

Income Taxes

     The net deferred tax asset is fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

TELESOURCE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2001 and 2000
(unaudited)

2. Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method. This standard also establishes specific criteria for the recognition of intangible assets separate from goodwill in conjunction with business combinations completed after June 30, 2001. The Company has accounted for all past acquisitions under the purchase method, and will account for all future business combinations in accordance with SFAS 141.

Under SFAS 142, goodwill amortization will no longer be recorded once the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will be required to adopt this statement effective January 1, 2002. Currently, the Company does not have any goodwill and therefore expects no impairment charge will result from the adoption of this statement.

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), respectively.

SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value less cost to sell. Adoption of this new standard will be required effective January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its financial statements.

3.	Long-Term Debt and Credit Arrangements

	September 30, 2001	December 31, 2000
	(Unaudited)
Bank of Hawaii loan, advances on credit line, due in full on
April 27, 2001, interest payable monthly at a rate of 6.25% per
annum, secured by time certificate of deposit.	—	1,000,000

Kuwait Real Estate Bank loan, due in lump sum payment on
May 25, 2001, with interest of 3 month LIBOR plus 2.5%
payable every three months. The loan is guaranteed by
SHBC and two of its officers.	$ —	2,000,000

Bank of Hawaii loan, advances on credit line, interest due monthly and principal due in full on May 31, 2001, including interest of
10.5 % per annum, secured by twenty one (21) Commonwealth
Utilities Corporation’s negotiable promissory notes valued at
$3,780,000 and a corporate guarantee of Telesource
International, Inc.	—	1,890,000
TELESOURCE INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2001 and 2000 (unaudited)

3.	Long-Term Debt and Credit Arrangements, continued

Citytrust Bank loan, due in monthly payments of $21,262, including interest of 11.5% per annum through January 1, 2002, secured by assignment of proceeds from construction contract with Northern
Marianas Housing Corporation for the construction of Transitional
Living Center (contract no. 95-05) in the amount of 945,000
and personal guaranty of an officer of the Company.	1,000,000	258,118

The Hongkong and Shanghai Banking Corporation, Limited,
advances on credit line, due in full on January 31, 2002 including interest of 1.5 percent above the bank’s base lending rate
secured by nineteen (19) Commonwealth Utilities Corporation
negotiable promissory notes valued at $3,420,000
and a corporate guarantee of Telesource International, Inc.	2,000,000	2,000,000

Kuwait Real Estate Bank loan, advances on credit line, due in two installments of $1,000,000 on October 31, 2001, $1,000,000 on
January 31, 2002 and $1,000,000 on March 31, 2002; interest of
3 month LIBOR plus 3% (4.9% and 6.4% at March 31, 2001 and
December 31, 2000, respectively), payable every six months.	4,000,000	2,000,000

Commercial Bank of Kuwait loan, due in lump sum payment on
February 24, 2002. The note bears interest at 6 month LIBOR plus
3% (4.2% and 6.2% at March 31, 2001 and December 31, 2000,
respectively), payable every six months. The loan is guaranteed
by SHBC.	25,000,000	25,000,000

Bank of Hawaii loan due in full on April 15, 2002, interest due monthly based on bank base rate, secured by irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of Kuwait on behalf of SHBC along with a corporate guarantee of
Telesource International	1,900,000	—

Bank of Hawaii loan, advances on credit line, interest due monthly and principal due in full on July 1, 2002, including interest of
8% per annum, secured by twenty one (21) Commonwealth
Utilities Corporation’s negotiable promissory notes valued at
$3,780,000 and a corporate guarantee of Telesource
International, Inc.	1,500,000	—

Notes payable to banks	$ 35,400,000	34,148,118
Less current portion	35,400,000	7,127,493

Total long-term debt	$ —	27,020,625

TELESOURCE INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2001 and 2000 (unaudited)

4.	Shareholders’ Equity:

On September 30, 2001, 15,000,000 shares of the Company’s common stock were issued and outstanding. The Company had 10,000,000 shares issued and outstanding for most of 2000 until the Company sold an additional 3,000,000 shares to its stockholder, SHBC, for $1 per share or gross proceeds of $3,000,000 on December 21, 2000. The proceeds from this sale of common stock were used to repay trade payables to the same stockholder.

During the years ended December 31, 1999 and 1998, the Company had 10,000,000 shares issued and outstanding. In July 1999, the Board of Directors approved a one-for-ten thousand stock split to stockholders of record on July 26, 1999. There was only one stockholder of record on the record date, SHBC. All references in the financial statements to number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect the increased number of shares outstanding. The Company received a capital contribution from its stockholder, SHBC, in the amount of $700,000 in 1998. The proceeds from this capital contribution were used to repay debt to the same stockholder.

In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit for one year to be used by the Company as it sees fit in exchange for the warrants which allow SHBC to exercise the warrants and receive one share of the Company’s common stock for each warrant. The exercise price for the warrants was $1 per share and the warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company’s common stock being issued.

In January 2001, the Company’s Board of Directors adopted the 2001 Non-Employee Director’s Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 285,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

In January 2001, the Company’s Board of Directors adopted the 2001 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 888,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

In January 2001, the Company’s Board of Directors adopted the 2001 Non-Qualified Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 27,000 shares of common stock were reserved for issuance, are granted at less than fair market value, become exercisable immediately on the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

5.	Earnings Per Share:

In accordance with the disclosure requirements of “SFAS 128”, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

Nine Months Ended September 30	2001	2000

Numerator - basic and diluted (LOSS) earnings per SHAre
Net loss	$(6,765,545)	$(3,274,833)

Denominator - Basic earnings per share
Weighted average common stock outstanding	13,671,533	10,000,000

Basic and diluted loss per share	$ (0.49)	$ (0.33)

TELESOURCE INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2001 and 2000 (unaudited)

5.	Commitments and Contingent Liabilities:

Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999 and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company’s business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999 and 1998 increased to $270,000 during 2000 and to remain at $270,000 per year until July 1, 2002. The payment of cash bonuses to Mr. Semikian will be at the Board’s discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family. The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002. Under the terms of the agreement, Mr. Zayed’s responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board’s discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the agreement with Mr. Curley is from April 1, 2001 to October 1, 2003. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company’s business. The Company has agreed to pay him an annualized base salary of $165,000 during April 1, 2001 to October 31, 2001 and then increased to $175,000 from November 1, 2001 to October 1, 2003. The payment of cash bonuses to Mr. Curley will be at the Board’s discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

6.	Business Segment Information:

The Company adopted “SFAS No. 131”, Disclosure About Segments of an Enterprise and Related Information, in 1998. Segments were determined based on products and services provided by each segment. Telesource has three operating segments: power generation and construction of power plants, trading and construction services. The power generation and construction of power plants segment includes sales-type lease revenues recognized. There were no material amounts of transfers between segments. Any intersegment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

	September 30, 2001
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$ 3,685,099	110,317	9,379,697	13,175,113
Interest income	—	13,250	19,548	32,798
Interest expense	1,687,500	—	187,261	1,874,761
Depreciation and amortization	3,676	27,083	312,358	343,117
Income tax expense	13,055	—	—	13,055
Net loss	(466,550)	(1,328,723)	(4,970,272)	(6,765,545)
Total capital expenditures	14,947	268,695	571,539	855,181
Total assets	14,060,338	3,905,564	5,270,421	23,236,323

TELESOURCE INTERNATIONAL INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2001 and 2000 (unaudited)

6.	Business Segment Information, continued

	September 30, 2000
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$ 1,630,112	125,563	6,034,870	7,790,545
Interest income	—	—	45,538	45,538
Interest expense	1,818,416	—	54,099	1,672,515
Depreciation and amortization	4,125	24,662	348,641	377,428
Income tax expense	—	—	—	—
Net loss	(1,869,308)	(484,683)	(920,842)	(3,274,833)
Total capital expenditures	—	20,696	694,700	715,396
Total assets	15,009,558	3,823,694	5,021,777	23,855,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations

The following table sets forth financial information derived from the Company’s statements of income expressed as a percentage of gross revenues:

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Revenues

The consolidated operating results for the nine months ended September 30, 2001 and 2000 and the consolidated balance sheet as of September 30, 2001 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani a Telesource International significant shareholder), increased 57.6% to $9.4 million from $5.9 million for the nine months ended September 30, 2001 and 2000, respectively. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 11.7% and 5.1% of total construction revenues for the nine months ended September 30, 2001 and 2000, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants increased to $2.1 million and none for the nine months ended September 30, 2001 and 2000, respectively. These revenues were recognized on a contract Telesource International has to expand two existing power stations in Fiji. The project in Fiji was awarded to Telesource International in the third quarter of 2000 and was complete as of September 30, 2001.

Service Fees – Power Generation Plant. Service fees – power generation plant increased 18.0% to $549,360 from $465,528 for the nine months ended September 30, 2001 and 2000, respectively. The growth in service fees – power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of the radio relay station connecting to the local power grid in April 2000. Prior to April 2000, the radio relay station relied on power generated on site. The average monthly amounts billed for the first nine months of 2001 was $61,040 as compared to the average monthly amount billed for same period in 2000 in the amount of $51,725. Service fees are expected to grow in future periods due to the local casino and hotel being connected in October 2001 to the local power grid and increased power demands from the radio relay station on the island.

Sales Revenues. Sales revenues, including related party sales, decreased to $110,317 from $125,563 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is a result of a decrease in sales to the related party, SHBC. Sales to third party customers increased from none for the nine months ended September 30, 2000 to $110,317 for the same period in 2001. Related party sales were none and $125,563 for the nine months ended September 30, 2001 and 2000, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased to $1,675 from $59,658 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in rental income is a result of the completion of the radio relay station on the island of Tinian. Telesource provided equipment for use in the construction of the radio relay station and charged a rental fee for use of this equipment to SHBC. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Service Fees. Service fees decreased to none for the nine months ended September 30, 2001 from $31,625 for the same period during 2000. The decrease is attributed to the completion of the radio relay station where Telesource was utilized to manage the project. Service fees will not be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 7.6% to $1,075,709 from $1,164,584 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 126.0% to $10.7 million from $4.7 million for the nine months ended September 30, 2001 and 2000, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project which started in November 2000 and has revenues of approximately $17 million; however, the notice to proceed on this project was delayed until late February 2001 due to permitting delays and additional costs incurred on the Koblerville housing project. Construction costs as a percentage of construction revenues were 113.6% and 79.3% for the nine months ended September 30, 2001 and 2000, respectively. The negative gross margin on construction revenues is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International’s invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.. The weather delay and the delay in the processing of Telesource’s invoices occurred during the first quarter of 2001 and were identified in connection with management’s quarterly project review process. These delays have resulted in the margin for third party construction revenues declining since 1999. The costs estimates for the Kobblerville project were revised during 2001 from an estimated total costs for the project of $4,830,000 to $6,153,417. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in the first nine months of 2001 operating results. This increase in estimated costs was recognized during the nine months ended September 30, 2001 and is attributed to the delays encountered in completing the project.

Construction Costs on Power Plants. Construction costs on power plants increased to $1,941,054 for the first nine months of 2001 as compared to none for the same period during 2000. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized during the first three months of 2001 on the construction of power generation plants was 5.8%.

Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant increased 23.0% to $828,920 from $674,166 for the nine months ended September 30, 2001 and 2000, respectively. The growth in operations and maintenance costs – power generation plant is due to increased costs incurred in operating the power plant. These costs increases are related to additional staffing required to operate the plant and increased operational and maintenance fees associated with the increase in the actual amounts of power produced. Operational and maintenance fees are tied directly to the amount of usage the power generation engines experience. Power produced during the nine months ended September 30, 2001 and 2000 were 27.5 million kilo-watt hours and 23.3 kilo-watt hours, respectively. Operations and maintenance costs – power generation plant as a percent of service fees – power generation plant were 150.9% and 144.8% for the nine months ended September 30, 2001 and 2000, respectively. Operations and maintenance costs – power generation plant exceed service fees – power generation plant due to low demand for power at the present time. Current demand levels have increased 18.0% during the first nine months of 2001 as compared to the same period in 2000 as a result of the radio relay station connecting to the local power grid. The ratio of operations and maintenance costs – power generation plant as a percent of service fees – power generation plant is expected to improve in future periods due to expected increases in the amount of power required by the island of Tinian. The expected increase is due to the local hotel and casino connecting to the local power grid and increases in demand from the radio relay station due to programming changes along with an increase in demand upon completion of the airport runway expansion. The airport expansion is expected to lead to an increase in tourism on the island of Tinian in the future.

Salaries and Employee Benefits. Salaries and employee benefits increased 14.8% to $1.4 million in 2001 from $1.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in salaries and employee benefits is attributed to growth within Telesource’s level of staffing. Telesource has currently 228 employees as compared to 129 employees during the first nine months of 2000. The growth in the level of employees was made in preparation for the airport expansion project and has led to additional staffing required for administration along with additions to the management team. Management has decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and will include labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses rose less than 1% to $430,918 from $427,978 for the nine months ended September 30, 2001 and 2000, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 17.3% to $3.0 million from $2.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is attributed primarily to increased expenses incurred in connection with the addition of the office in Fiji, additional insurance expense which grew due to the increase in projects Telesource has underway and additional legal expense incurred in connection with the Company’s claim for the award of the prison project valued at $17 million.

Other Expense, Net. Other expense increased 13.9% to $1.7 million from $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is due to the commissioning of Phase II of the power plant on Tinian. Prior to commissioning the interest expense on the debt incurred in connection with this project was recognized as costs to complete the power plant project on Tinian.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2001 was $13,055. Telesource had a net operating loss carryforwards at September 30, 2001 of approximately $21,700,000, however, Telesource International’s subsidiary in Fiji had taxable income during the first nine months of 2001 and incurred an estimated tax liability of $13,055.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2001:

Contracts as of December 31, 2000	$ 18,848,579
New contracts and change orders added during the first
Nine months of 2001	1,392,203

20,240,782

Less: Contract revenue for the nine months ended
September 30, 2001	9,378,022

Balance at September 30, 2001	$ 10,862,760

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

Revenues

The consolidated operating results for the three months ended September 30, 2001 and 2000 and the consolidated balance sheet as of September 30, 2001 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa, increased 37.2% to $2.9 million from $2.1 million for the three months ended September 30, 2001 and 2000, respectively. Construction revenues from Retsa were 27.8% and none of total construction revenues for the three months ended September 30, 2001 and 2000, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants increased to $141,478 for the three months ended September 30, 2001. These revenues were recognized on a contract Telesource International has to expand two existing power stations in Fiji. The project in Fiji was awarded to Telesource International in the third quarter of 2000 and was complete as of September 30, 2001.

Service Fees – Power Generation Plant. Service fees – power generation plant decreased 9.6% to $174,048 from $192,528 for the three months ended September 30, 2001 and 2000, respectively. This decrease in demand for power in the third quarter of 2001 is attributed to lower temperatures within the region during the third quarter of 2001 as compared to the same period in 2000.

Sales Revenues. Sales revenues, including related party sales, decreased to none from $15,460 for the three months ended September 30, 2001 and 2000, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased to none from $3,885 for the three months ended September 30, 2001 and 2000, respectively. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased to $350,782 from $352,419 for the three months ended September 30, 2001 and 2000, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 125.8% to $3.8 million from $1.7 million for the three months ended September 30, 2001 and 2000, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project which started in November 2000 and has revenues of approximately $17 million; however, the notice to proceed on this project was delayed until late February 2001 due to permitting delays and additional costs incurred on the Koblerville housing project. Construction costs as a percentage of construction revenues were 132.0% and 80.2% for the three months ended September 30, 2001 and 2000, respectively. The negative gross margin on construction revenues is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International’s invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project. A weather delay and the delay in the processing of Telesource’s invoices occurred during the third quarter of 2001 and were identified in connection with management’s quarterly project review process. These delays have resulted in the margin for third party construction revenues declining since 1999. The costs estimates for the Kobblerville project were revised during 2001 from an estimated total costs for the project of $4,830,000 to $6,153,417. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results.

Construction Costs on Power Plants. Construction costs on power plants increased to $131,037 for the three months ended September 30, 2001 as compared to none for the same period during 2000. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized during the third quarter of 2001 on the construction of power generation plants was 7.4%.

Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant decreased to $232,295 from $233,080 for the three months ended September 30, 2001 and 2000, respectively.

Salaries and Employee Benefits. Salaries and employee benefits increased 44.1% to $437,891 in 2001 from $303,955 for the three months ended September 30, 2001 and 2000, respectively. The increase in salaries and employee benefits is attributed to delays encountered in the award of the prison project.

Occupancy and Equipment. Occupancy and equipment expenses decreased 10.9% to $131,749 from $147,938 for the three months ended September 30, 2001 and 2000, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 2.2% to $1.1 million from $1.0 million for the three months ended September 30, 2001 and 2000, respectively. The increase is attributed primarily to increased expenses incurred in connection with the addition of the office in Fiji, additional insurance expense which grew due to the increase in projects Telesource has underway and additional legal expense incurred in connection with the Company’s claim for the award of the prison project valued at $17 million.

Other Expense, Net. Other expense decreased 20.8% to $486,714 from $614,441 for the three months ended September 30, 2001 and 2000, respectively. The decrease is due to a reduction in interest rates on the Company’s variable interest rate loans. The weighted average interest rate incurred by the Company on its variable interest rate loans decreased from 7.63% to 6.05% on September 30, 2000 and 2001, respectively.

Income Tax Expense. Income tax expense for the three months ended September 30, 2001 was $843. Telesource International’s subsidiary in Fiji had taxable income during the three months ended September 30, 2001 and incurred an estimated tax liability of $843 during the same period.

Liquidity and Capital Resources

Since 1994, the Company’s primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2000, 13,000,000 shares of Telesource International’s common stock were issued and outstanding. Telesource had 10,000,000 shares issued and outstanding for most of 2000 until an additional 3,000,000 shares were issued to Telesource’s principal stockholder, SHBC, for $1 per share to satisfy trade payables that were outstanding. On June 29, 2001, SHBC exercised the 2,000,000 warrants it held for the purchase of Telesource International common stock at $1.00 per share. As of November 15, 2001, Telesource International has 15,000,000 shares of common stock issued and outstanding.

Cash used in operating activities during the nine months ended September 30, 2001 and 2000 were $2.7 million and $2.8 million, respectively. The Company recognized significant collections on accounts receivables during the nine months ended September 30, 2001. There was $5.7 million in collections on receivables which mainly consisted of amounts collected on sales for the Fiji project which was offset by a $3.9 million reduction in accounts payable.

Cash used in investing activities was $855,181 for the nine months ended September 30, 2001 as compared to net cash used in investing activities of $715,396 for the same period in 2000. The cash used in investing activities was used in the purchase of equipment to be used on projects.

Cash provided by financing activities generated $3.3 million for the three months ended March 31, 2001 as compared to $4.0 million for the same period in 2000. The cash generated by financing during 2001 came from additional borrowings of $2.5 million less repayments on borrowings of $1.3 million and $2.0 million from the sale of common stock.

The Company had a working capital deficit of $34.2 million at September 30, 2001 and $3.4 million at December 31, 2000. The sharp increase in the deficit is a result of all loans becoming short term during 2001. The largest loan held by Telesource International, a $25,000,000 loan from the Commercial Bank of Kuwait is due in February of 2002 and is now considered short term. To address this deficit, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource has initiated discussions with the Commercial Bank of Kuwait about a renewal for the loan. The exact terms and conditions of the renewal have not yet been determined and there can be no assurance that the Commercial Bank of Kuwait will renew the facility.

There can be no assurance that Telesource International’s present capital and financing will be sufficient to finance future operations thereafter. Telesource International may seek to raise additional capital in early 2002 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, Telesource International could be required to restrict its operations.

Subsequent Events

On October 24, 2001 the Company received a loan in the amount of $1,100,000. The proceeds were used to settle a $1,000,000 maturing portion of loans from the Kuwait Real Estate Bank and the remaining balance was used as additional capital.

The Company announced on November 6, 2001 in a press release that it had been approved by the NASD for trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “TSCI”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant’s primary interest rate risk relates to its long-term debt obligations. As of September 30, 2001 and December 31, 2000, the Registrant had total debt obligations, including current and long-term obligations, totaling $35.4 million and $34.2 million, respectively. Of these amounts, fixed rate obligations totaled $1 million and $0.3 million, and variable rate obligations totaled $34.4 million and $33.9 million, as of September 30, 2001 and December 31, 2000, respectively. The 2001 increases in these debt obligations relate to financing incurred for the airport project started in 2001. Short-term debt at September 30, 2001 and December 31, 2000 were $35.4 million and $6.1 million. The increase is principally a result of the largest credit line in the amount of $25.0 million with the Commercial Bank of Kuwait outstanding for the registrant being classified from long-term to short-term due to its maturity on February 24, 2002. Assuming a 10% increase in interest rates on the Registrant’s variable rate obligations (i.e., an increase from the actual weighted average variable interest rates of 5.50% and 6.94%, to weighted average variable interest rates of 6.05% and 7.63%, as of September 30, 2001 and December 31, 2000, respectively), annual interest expense would have been approximately $184,000 higher in 2001 and $220,000 higher in 2000 based on the respective outstanding balances of variable rate obligations at September 30, 2001 and December 31, 2000. The Registrant has no interest rate swap or exchange agreements.

7.9% and 0.0% of the Registrant’s gross revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively, were denominated in currencies other than the U.S. All contracts currently underway for the Registrant are denominated in the U.S. Dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant’s business, it has no direct exposure to commodity price risk.

PART II.	Other Information

Item 1.	Legal Proceedings

The Company is currently not a party to any material legal proceedings

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

There are no exhibits to be filed with Form 10-Q.

(b)	Reports on Form 8-K

The Company filed Form 8-K on September 14, 2001 announcing completion of the Company’s merger and with and into Sixth Business Service Group on September 7, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 16, 2001 November 16, 2001	Telesource International, Inc.
—————————————————
(Registrant)

/s/ K.J. Semikian
—————————————————
K.J. Semikian
President and Chief Executive Officer

/s/ Bud Curley
—————————————————
Bud Curley
Chief Financial Officer