Form 10-K
TELESOURCE INTERNATIONAL INC
filed 2002-04-16
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NUMBER 0-2564

TELESOURCE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware State or other jurisdiction of Incorporation or organization	6770 PRIMARY STANDARD INDUSTRIAL CLASSIFICATION CODE NUMBER	59-3671568 I.R.S. Employer Identification No.

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
(630) 620-4787

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of each class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment. [X]

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant on December 31, 2001 was approximately $5,205,000.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on April 10, 2002: 15,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

2

PART I

ITEM 1. BUSINESS

GENERAL

Telesource International, Inc. was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Telesource International is an international engineering and construction company, constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands, a U.S. Territory, Telesource operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. Telesource International’s facility in Lombard, Illinois, handles the procurement, export and shipping of U.S. fabricated products for use by its subsidiaries or for resale to customers outside of the mainland.

Telesource International conducts its operations through three subsidiaries: (i) Telesource CNMI, handles construction and management of the energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam; (ii) Commsource International, which is an international export company that facilitates the purchase of equipment in the U.S. (the business activities of Commsource have been assumed by Telesource); and (iii) Telesource Fiji, Limited, that handles the construction activities in Fiji.

Telesource has three main operating segments: construction services, brokerage of goods and services and power generation and construction of power plants. The power generation activities commenced in March 1999.

Construction Services

Telesource International’s Micronesian construction services are primarily carried out through Telesource International’s Mariana subsidiary. In late 1996, Telesource International’s Mariana subsidiary was subcontracted by Telesource International’s then-parent corporation to build a radio relay station in the Commonwealth of the Northern Mariana Islands for the United States Information Agency.

In 1999, through a competitive bidding process, Telesource International was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government agency. These are government-subsidized, low-income housing units. This project was completed as of December 31, 2001. Management believes that there may be additional contracts or phases to this project in the future, though there can be no assurances that additional phases will be contracted or whether Telesource International would be successful in being awarded the contract.

In 2000, through a competitive bidding process, Telesource was awarded a contract to expand two existing power generation stations in Fiji. The project contemplated the expansion of the building housing the power plant and the addition of two power generation engines at each of the two sites. The total power production capacity to be added for both sites is approximately 16 Mwh. This project was completed as of December 31, 2001.

In November 2000, through a competitive bidding process, Telesource International was awarded a contract to construct a 7,800 linear foot airport runway on the Island of Tinian. This contract is valued at $16,949,105 and was 47.5% complete at December 31, 2001. This contract has a required completion date of July 2002 and has an estimated net profit of $2,249,000.

In August 2001, through a competitive bidding process, Telesource International was awarded a contract to construct a radio broadcast station in Lebanon. This contract is valued at $1.5 million and was 82.9% complete at December 31, 2001.

In December 2001, through a competitive bidding process, Telesource was awarded a contact to install on overhead transmission line on the island of Tinian. This contract is valued at $1.0 million and will begin construction in early 2002 with a completion during the second quarter of 2002.

In February 2002, through a competitive bidding process, Telesource was awarded a contract to construct a 334-bed prison in accordance with the requirements as specified by the U.S. Department of Justice. The notice to proceed on the construction of the this project was issued in March 2002. This contract is valued at $17.3 million and is expected to be completed in spring of 2004.

With Telesource’s expansion into Guam to take advantage of the growing U.S. military presence there, Telesource International is seeking opportunities for construction services not only in Micronesia, but also throughout the Pacific basin.

Specialized Construction Processes

Building an airport or a broadcasting facility is not like the construction of a more conventional building. Because of the high levels of radio frequency emissions or the generation of electrical currents, every part of the structure is integrated into the overall design and plays a role in making the overall facility safer and more efficient.

The building of these specialized structures requires additional engineering skills, the knowledge of specialized construction techniques and relationships with specialized subcontractors. The situation is made harder when building offshore, where distance from raw materials and subcontractors becomes a risk factor.

Past and Present Power Generation Construction Projects

Telesource International’s power generation business involves:

*	Building the power plants

*	Operating the power plants for a contracted period of time

*	Selling wholesale power to the client to be distributed on their power grid

*	The transfer of the ownership of the properties to the clients at the end of the contract.

In 1997, a governmental agency located in the Commonwealth of the Northern Mariana Islands, awarded Telesource International’s Mariana subsidiary a contract to design, build and operate a 10-30 megawatt power plant.

The initial 10 megawatts are now on-line, completed within budget and on time and the plant has been operational since March 1999. The second phase of the project was completed in March 2000, also within budget and on time. The third phase will be constructed at the discretion of Telesource International’s Mariana subsidiary as the demand for power increases. Accordingly, if power demand fails to meet Telesource International’s projections, this phase may never be constructed.

In 2000, Telesource International was contracted to expand two existing power stations in Fiji and to add additional power generators with a combined production capacity of 32 Mwh for a fixed price of approximately $12.1 million. This project was completed in late 2001 at a cost of $11.1 million. Performance for this contract was divided between Telesource International and a subsidiary of Telesource International, Telesource Fiji, Ltd., based on the location and type of service to be performed. The construction services were recognized under Telesource Fiji, Ltd. while the purchasing of the power generation engines was recognized on a net basis under Telesource International. The contract with the customer reflects this arrangement. This contract was a performance pay contract (i.e., as specified milestones are reached, Telesource bills the customer and receives payments within 30 days).

Power Plant Operation and Maintenance

Our agreement with the governmental agency in the Commonwealth of the Northern Mariana Islands is an example of a power plant operation and maintenance project. Under the terms of this agreement, Telesource International designed, financed and built the power plant. Telesource International obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York Branch. For the construction of the first phase of this power plant Telesource International is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

Telesource International has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource International has a first lien. In the event the governmental agency is unable to meet their obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource International may sell, lease, assign or transfer the power plant or any of the plant equipment.

In the first phase of the project, the governmental agency also pays Telesource a production fee of $.02 per kilowatt-hour for each kilowatt-hour produced on its behalf for the first 5,140,000-kilowatt hours per month. In the second phase, which 10-megawatts of capacity the governmental agency has agreed to pay Telesource International an additional production fee of $.065 per kilowatt-hour produced over the initial 5,140,000-kilowatt hours per month.

In addition, the governmental agency pays Telesource a service fee of $50,000 per month for operating and maintaining the power plant.

The governmental agency has the right to terminate the contract for operation and maintenance at any time with six month’s notice. In this event, Telesource International would still have title to the power plant until fully repaid.

In May 2001, the governmental agency and Telesource executed Change Order No. 3 to the Tinian Power Plant Contract. Change Order No. 3 provides a suspension in the Escalator on the variable payments from January 1, 2001 to December 31, 2005. This Change Order extends the term of the contract from an expiration of 10 years following commissioning of the last constructed phase (currently Phase II was commissioned in March 2000 and therefore the contract was to have expired in March 2010) to an new expiration date of March 31, 2020. Change Order No. 3 does not include an expansion of the power generation capacity of the power plant. The power plant will continue to operate at its current maximum generation capacity of 20 Mwh. Effectively the contract has been extended for an additional 10 years. Power rates agreed to under the original contract and Change Order No. 1 remain unchanged. Change Order No. 3 does provide the customer with an early termination option of the extended agreement beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six month notice and pay an early termination fee of $6,000,000. Change Order No. 3 prohibits the customer from purchasing power from any source other than Telesource for the first 30 MW. The expanded agreement executed under Change Order No. 3 only extends the power generation contract term and does not require additional performance by Telesource, with respect to construction activities.

Potential Future Power Plant Construction and Power Supply

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource International from taking advantage of the expected growth in demand. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and repowered, principally with new gas combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use in the reference case is expected for developing Asia and Central and South America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource International also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource International to find alternative solutions up to and including having Telesource International locate the needed project financing. Without the additional energy, Telesource International believes that many of the infrastructure upgrades envisioned by local governments can’t take place. In Telesource International’s experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource International a minimum amount of power consumption, coupled with long-term operations and maintenance contracts similar to Telesource International’s contract with the governmental agency in the Commonwealth of the Northern Mariana Islands.

Telesource International anticipates that these contracts will generally be secured by governmental guarantees, promissory notes, liens and collateral in the land and in the physical power plants.

Sales and Marketing Strategies

Most of Telesource International’s jobs are obtained through a public bid process, and clients are either governments or governmental agencies. In obtaining contracts:

     * Telesource International performs significant market research. Telesource International analyzes potential markets, looking for future building plans or plans to expand the capital infrastructure. Telesource International’s research also includes analyzing numerous government documents and reviewing previous and current requests for bids.

     * Telesource International is actively involved in public relations with the governments and agencies that might contract for Telesource International’s services. Much of this effort is informational, learning the specific needs of each governmental agency while at the same time explaining what services Telesource International has to offer.

     * Telesource International has created and provides to potential clients a survey to help governmental agencies evaluate whether Telesource International’s resources and services might be more efficient and cost-effective than their current system.

Telesource International maintains three full-time salaried marketing executives to help sales and marketing efforts; one in the Illinois headquarters and two offshore.

Competition

The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity, which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like Telesource International. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations, which Telesource International expects could continue to increase competition. Telesource International does not believe the Tinian power plant would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years.

Telesource International also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In some cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of opportunities. Many of the companies competing in this market have substantially greater resources. Telesource International believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Telesource to continue to compete effectively in the development market if and when opportunities arise. Presently, Telesource International believes there are a number of opportunities for additional project development worldwide for projects similar to those previously developed by Telesource. However, Telesource International is currently evaluating whether it should seek development opportunities in other areas outside of the south pacific to diversify its activities.

Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, Telesource International may consider merger and acquisition proposals when they appear to present an opportunity to enhance stockholder value. Telesource International is not involved in any of these discussions or negotiations at this time.

Energy Regulation

Telesource International’s projects are subject to regulation under federal and local energy laws and regulations. Telesource International is subject to the requirements established by its permitting authorities, i.e. the Department of Environmental Quality (“DEQ”) and the Environmental Protection Agency (“EPA”).

Presently, neither the Customer Choice Act nor proposed legislation dealing with U.S. energy policy directly impacts Telesource International because the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, Telesource International could possibly be impacted in the future by, among other things, increases in competition as a result of deregulation. Telesource International is actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

Telesource International’s projects are subject to regulation under federal, foreign and local environmental laws and regulations and must also comply with the applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal and local agencies. As regulations are enacted or adopted in any of these jurisdictions, Telesource International cannot predict the effect of compliance therewith on its business. Telesource International’s failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, Telesource International’s operating facilities may be forced to shutdown until the instances of non-compliance are corrected. Telesource International is responsible for ensuring compliance of its facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Insurance and Bonding

Telesource International maintains general and excess liability, construction equipment, and workers’ compensation insurance; all in amounts consistent with industry practices. Telesource International believes its insurance programs are adequate.

Telesource International was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the FAA) and consequently, U.S. Treasury Listed Bonding was required. Telesource International’s ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. Currently Telesource is required to provide collateral equal to 100% of the surety bond by Telesource International’s surety company.

Employees

Telesource International presently employs 179 people, consisting of 16 employees in management, 27 engineers and technical staff members, 15 support staff members and 121 hourly employees. All of Telesource International’s employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

Ninety percent of Telesource International’s crews include engineers and technical staff, due to the technical nature of its construction contracts. Working on a power plant, broadcasting facility or other technical construction site requires a higher level of expertise and a greater attention to safety issues.

Telesource International’s non-engineering level employees are hourly workers, while its engineering and supervisory staffs are on monthly salaries.

ITEM 2. PROPERTIES

Properties

Telesource International maintains leased office space leases and land leased for storage of construction equipment. Telesource International’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands is leased for an additional two years. In Guam, Telesource has an office leased by the year with 90 days notice for termination of lease. In Fiji, Telesource has an office leased on a month-to-month basis. Telesource International’s corporate offices in Illinois are leased on a month-to-month basis. Additionally, Telesource has approximately five leased vehicles in its fleet.

ITEM 3. LEGAL PROCEEDINGS

Telesource is involved in legal proceedings and claims asserted by and against Telesource, which have arisen in the ordinary course of business. Telesource believes it has a number of valid defenses to these actions, and Telesource intends to vigorously defend or assert these claims and does not believe that a material liability will result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and backgrounds of Telesource International’s executive officers are as follows:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships
Khajadour Semikian Age 48 Director Since 1995	Khajadour Semikian, President, joined Telesource International in September 1996. From January 1986 to December 1996, Mr. Semikian was Assistant General Manager with Sayed Hamid Behbehani & Sons. Mr. Semikian has also served as a director for Computhink Incorporated since 1994, Telebond Insurance Corporation and Retsa Development Incorporated since 1998, and as President of Telebond Insurance Corporation since 1998.

Nidal Zayed Age 40 Director Since 1998	Nidal Zayed, Executive Vice President, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Bud Curley Age 38	Mr. Curley joined Telesource International as its Chief Financial Officer in September 1999. Prior to September 1999, Mr. Curley served as the Chief Financial Officer, Secretary and Executive Vice President for Surety Capital Corporation’s and Surety Bank, N.A. from 1996 to 1999. From 1993 to 1996, Mr. Curley served as Surety Capital Corporation and Surety Bank, N.A.’s Controller and Senior Vice President. In 1989, Mr. Curley received a B.A. in Business Administration from the University of Texas. He has also served as a director for Surety Capital Corporation and Surety Bank, N.A. from 1998 to 1999.

Jeff Karandjeff Age 34	Mr. Karandjeff joined Telesource International as Secretary in 1997. From October 1996 to February 1997, Mr. Karandjeff was an Associate with Schoenberg, Fisher, Newman & Rosenberg, LTD. He received a law degree from Loyola University School of Law in 1993 and a Bachelors Degree from Massachusetts Institute of Technology in 1983.

11

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. On November 1, 2001, Telesource’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “TSCI”. Prior to that time, Telesource’s common stock was not listed for trading.

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

2001	HIGH	LOW
Fourth Quarter	$2.05	$0.51

As of April 10, 2002, the latest stock quote for Telesource was $1.35 per share.

HOLDERS. As of April 8, 2002, there were 192 shareholders of record.

DIVIDENDS. Telesource did not pay dividends on its common stock during 2001 or 2000, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. Telesource’s working capital credit facility limits the payment of dividends on its common stock.

ITEM 6.   SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2001, 2000, 1999 and 1998, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in the Form 10-K. The selected financial data as of and for the year ended December 31, 1997 was derived from the unaudited financial statements of Telesource International. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Twelve Months Ended December 31,
	2001	2000	1999	1998	1997
					(unaudited)

Income Statement Data: ($ in 000’s) Construction revenues	$ 11,824	$ 7,810	$ 1,079	$ —	$ —
Construction revenues — related party	—	852	2,181	3,786	3,561
Construction revenues on power plants	4,053	536	—	—	—
Service fees — power generation plant	858	692	305	—	—
Sales, net	131	872	161	—	—
Sales, net — related party	—	198	181	145	513
Other revenues	1,420	1,545	1,366	—	—
Other revenues related party	—	84	815	1,733	1,244

Gross revenues	18,286	12,590	6,088	5,664	5,318

Construction costs	12,382	7,145	2,932	3,198	3,562
Construction costs on power plants	3,504	496	—	—	—
Operations & maintenance costs — power generation plant	1,159	991	638	—	—
Loss on sale of power plant	—	—	—	12,521	1,749

Gross profits	1,241	3,958	2,518	(10,055)	7

Salaries and employee benefits	1,849	1,580	693	387	453
Occupancy and equipment	561	535	246	293	305
General and administrative expenses	3,735	3,359	1,480	848	373
Impairment of long-lived asset	—	—	—	271	—

Operating (loss) income	(4,904)	(1,516)	99	(11,854)	(1,124)
Other income (expense):
Interest income	33	125	251	12	—
Interest expense	(2,399)	(2,427)	(1,132)	(39)	(37)
Other income, net	44	80	14	4	6

Total other expense	(2,322)	(2,222)	(867)	(23)	(31)
Loss before taxes	(7,226)	(3,738)	(768)	(11,877)	(1,155)
Income tax expense	19	4	—	—	—

Net loss	$(7,245)	$(3,742)	$ (768)	$(11,877)	$(1,155)

Common Share Data:
Net loss per share	(0.52)	(0.36)	(0.08)	(1.19)	(0.12)
Weighted average common shares outstanding (in 000’s)	13,849	10,356	10,000	10,000	10,000
Period end shares outstanding (in 000’s)	15,000	13,000	10,000	10,000	10,000

Balance Sheet Data:
Total assets	24,022	30,496	22,886	19,893	27,272
Working capital (deficit)	(14,332)	(3,400)	(3,400)	(12,037)	(25,496)
Short-term debt	15,500	7,127	500	—	6,700
Long-term obligations	20,000	27,021	28,000	17,500	278
Shareholders’ equity (deficit)	(18,566)	(13,533)	(12,610)	(11,842)	(665)

Performance Data:
Loss on total assets	(30.2)%	(12.3)%	(3.4)%	(59.7)%	(4.2)%

Capital Ratios:
Quick ratio	36.6%	80.0%	54.6%	15.4%	7.8%

13

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Revenues for the year ended December 31, 2001 were $18.3 million, compared to $12.6 million and $6.1 million for the years ended December 31, 2000 and 1999, respectively. Net loss was $7.3 million for 2001, an increase of $3.5 million, or 93.6%, from $3.7 million for 2000. For 1999, net loss was $768,344. Basic and diluted net loss per share on net loss was $0.52 per share for 2001, compared to $0.36 per share for 2000 and $0.08 per share for 1999.

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Power generation activities did not commence until March 1999. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the CNMI and construction of power plants occurred in Fiji. Construction services occurred in the Commonwealth of the Northern Mariana Islands (“CNMI”) and trading activities occurred in the United States and the CNMI.

RESULTS OF OPERATIONS

Telesource’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Telesource believes its most critical accounting policy is revenue recognition from long-term contracts for which Telesource uses the percentage-of-completion method of accounting. Percentage of completion accounting is the preferred method of accounting for long-term contracts under accounting principles generally accepted in the United States of America, and accordingly, is the method used for revenue recognition within Telesource’s industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon achievement of various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts Telesource seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

Liquidity

As of December 31, 2001, the Company’s current liabilities exceeded its current assets by $14,331,462, and the Company had a total stockholders’ deficit of $18,566,269. The Company has been and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required (see Note 8). SHBC has agreed to guarantee certain of the Company’s obligations, and if necessary, repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At December 31, 2001, the Company had $35,500,000 in debt outstanding, $15,500,000 of which is due and payable in 2002. SHBC has also agreed that any additional funding from SHBC to the Company will not be due until after December 31, 2002. As of December 31, 2001, there was $29,900,000 in total debt which is either guaranteed by SHBC or which is secured by a letter of credit from SHBC.

Impairment of Long-Lived Assets

When we undergo changes in our business, including the closure or relocation of facilities, we may have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required.

The investment in sales-type lease along with our property, plant and equipment are considered to be a long-lived assets. Based on the anticipated cash flows for the assets along with the current revenues and expenses and an evaluation of future changes in the market and economic outlook as well as the length of the contractual commitment, Telesource does not believe any impairment was indicated at December 31, 2001.

REVENUES

Overview

Telesource International is an international engineering and construction company, which has among its operations power generation and specialty construction services in the Commonwealth of the Northern Mariana Islands. Telesource International operates a diesel fired electric power generation plant for the sale of electricity to the local power grid in CNMI. Telesource International’s facility in Lombard, Illinois handles the procurement, export and shipping of U.S. fabricated products for use by Telesource International’s subsidiaries or for resale to customers outside of the mainland.

Telesource International was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. Operations are conducted primarily through subsidiaries. Telesource International currently has three subsidiaries. Telesource CNMI, Inc. handles construction and management for the power facilities in the Commonwealth of the Northern Mariana Islands. Telesource CNMI, Inc. has branch offices in Guam, Telesource International Pacifica and Pacifica Power Resources. Commsource International located in Chicago, Illinois, is an international export company that facilitates the purchase of equipment fabricated in the U.S. The business activities of Commsource have been assumed by Telesource. Telesource Fiji, Ltd. was established to oversee Telesource International, Inc.‘s power plant construction activities within Fiji, which currently involves the installation of additional power generators for existing power plants in Fiji.

Telesource International has three main operating segments: construction services, trading activities, and power generation and construction of power plants.

Revenue from construction and construction of power plants is recognized using the percentage-of-completion method of accounting based upon costs incurred and projected costs. Construction revenue includes revenues recognized by Telesource International, Inc.‘s power plant construction segment and from other projects ranging from housing development to the construction of airports and prisons. The construction of power generation plants is considered by management to be a part of Telesource International, Inc.‘s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

Construction revenues on power plants are recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. This revenue is separated on the face of the consolidated financial statements due to its origin within Telesource International’s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

Telesource accounts for its leasing activities in accordance with the requirements of Statement of Financial Accounting Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of non-cancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. Telesource recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt hours of production exceed the fair value of operation and maintenance services provided, Telesource recognizes such contingent payments as additional finance lease revenue as they are earned.

Sales revenues are derived from brokering of U.S. fabricated goods and management of various projects outside of Telesource International’s construction and power generation segments. Sales of goods exported are recognized at the time of shipment. When an order is received, the customer’s product specifications are sent to the manufacturer and upon completion the goods are shipped from the manufacturer directly to the customer. In most cases, the risk of loss during shipping is either borne by the manufacturer or the customer. Telesource International is responsible for payment to the manufacturer; however, Telesource normally collects payment from the customer before the manufacturer is paid. The sales revenues are recognized net of cost of goods sold. In 1999, Telesource entered into an agreement with its primary customer, SHBC, to charge a flat fee of 7.5% of the invoice amount for all orders executed by Telesource on behalf of SHBC.

Service revenues are recognized in the period in which the work is performed. Service revenues consist of amounts billed to SHBC for project management of the radio relay station and for other types of services provided to local customers for small projects. The cost on services provided was not recorded separately, and therefore was included in the general and administrative expenses.

Rental income consists of fees collected on rental of equipment to SHBC for use in construction of the radio relay station as well as to local customers. The rental fees are billed on a monthly basis for equipment used during the billing period. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between Telesource and its customers.

Finance lease revenues are recognized on the amortization of the minimum lease payments for the power plant located on the Island of Tinian that were discounted upon execution of the contract in June of 1997 at an interest rate of 6.74%. The amortization of the minimum lease payments began in March 1999 at an effective interest rate of 9.40% and will fully amortize in March 2010.

Construction costs are comprised of both variable and semi-variable expenses, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment.

Construction costs on power plants are comprised of both variable and semi-variable expenses, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. These costs are disclosed separately from construction costs due to their origin within the power generation segment.

Operations and maintenance costs — power generation plant consist of labor, direct overhead costs, equipment expense (primarily maintenance and repairs), and insurance costs. These costs are recognized as incurred.

Salaries and employee benefits consist of all wages and benefits for management and staff wages and benefits that are not directly associated with a particular project. Telesource’s principal market, the Commonwealth of the Northern Mariana Islands, allows employers to import guest employees. The local labor laws require employers importing guest employees, principally from the Philippines, to execute a one-year employment contract with the guest employee. Since Telesource has a few large contracts, this can lead to short periods of inactivity for some employees. As Telesource continues to grow, this issue is expected to be minimized; however, it can have a significant impact on Telesource’s operating results.

Occupancy and equipment expense consist of rent, utilities and office equipment for Telesource International’s offices in Lombard, Illinois; Saipan, Tinian, Guam and Fiji.

General and administrative expenses consist primarily of depreciation, telephone expense, insurance, travel, financial and legal expenses and a gross revenue tax incurred on Telesource International’s operations in the Commonwealth of the Northern Mariana Islands.

Telesource International, Inc., Commsource International, Inc., Telesource CNMI, Inc. and Telesource Fiji, Ltd. file separate corporate income tax returns. Telesource International, Inc. and Commsource International, Inc. are U.S. corporations that file separate U.S. corporate tax returns. Telesource CNMI, Inc. is a Commonwealth of the Northern Mariana Island corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return.

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TINIAN POWER PLANT

Phase I

In June 1997, Telesource International entered into a contract to construct and operate a power plant on the island of Tinian. The June 1997 agreement (hereafter referred to as Phase I) called for Telesource International to construct a 10Mwh power generation plant with the capacity to add an additional 20Mwh of power at later dates, and to operate the power plant for a period of 10 years from the date of commissioning. Phase I was commissioned in March 1999. The terms for Phase I call for fixed payments of $180,000 per month plus a production fee of $0.02 per Kwh produced for the first 5,140,000 Kwh produced each month (hereafter referred to as the Base Load). The agreement also provides that Telesource International will receive a monthly service fee of $50,000 for a period of 10 years from the date of commissioning. Following the conclusion of that 10-year period, the only payments Telesource International will receive for the Base Load is a production fee of $0.03 per Kwh produced, as adjusted for inflation per the agreement.

Phase II

In November 1998, Telesource International received a change order instructing Telesource to add an additional 10Mwh of power generation capacity (hereafter referred to as Phase II). This change order provided for Telesource International to receive only variable payments in the form of a production fee of $0.065 per Kwh produced in excess of the Base Load (hereafter referred to as the Expansion Rate) and for these payments to occur over a ten-year period commencing upon the commissioning of Phase II. After the completion of the ten-year period, the production fee changes from $0.065 per Kwh to $0.03 per Kwh for all power produced. Phase II was commissioned in March 2000 and increased the power plant’s total generation capacity to its maximum current level of 20Mwh.

Expanded Agreement

In May 2001, Telesource International received a third change order extending the term of the agreement for an additional ten years or to March 31, 2020 (hereafter referred to as the Expanded Agreement). The Expanded Agreement leaves the option to expand the power plant by adding an additional 10Mwh of generation capacity unchanged. The power generation plant currently has 20Mwh of production capacity, which can be increased to 30Mwh by installing the appropriate power generators. The production rates for the Base Load and the Expansion Rate do not change from the amounts originally agreed upon. In summary, Telesource will receive $0.03 (adjusted for inflation) per Kwh produced after March 31, 2010 for all power produced.

Accounting for the Construction of the Power Plant

Telesource accounts for its leasing activities in accordance with the requirements of Statement of Financial Accounting Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of non-cancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. Telesource recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt hours of production exceed the fair value of operation and maintenance services provided, Telesource recognizes such contingent payments as additional finance lease revenue as they are earned.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31,		June 10, 1997 Inception
	2001	2000
Total minimum lease payments to be received	$15,480,000	17,640,000	21,600,000
Add: Operation and maintenance fee	4,300,000	4,900,000	6,000,000

Minimum lease payments receivable	19,780,000	22,540,000	27,600,000

Less: unearned income	5,427,360	6,845,816	9,750,000

Net investment in sales-type lease	$14,352,640	15,694,184	17,850,000

When Telesource recognized the net investment in sales-type lease at the inception of the agreement in June 1997, Telesource also recognized a loss on the sale of Phase I in the amount of $1,748,713. In 1998, Telesource recognized a loss on the sale of Phase II in the amount of $12,521,457 (equal to the entire amount of the construction costs for Phase II), as there were no additional minimum lease payments related to this phase. The loss recognized on the sale of Phase II was recognized when the contract for Phase II was executed in November 1998.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. Telesource recognized power generation revenues from billings at the rate of $0.02 per Kwh produced of $858,336, $692,160 and $304,920 for the years ended December 31, 2001, 2000 and 1999, respectively. No power generation income was recognized during 1998.

Revenues for this contract consist of the present value of the total contractual minimum lease payments which were recognized at lease inception. The minimum lease payments were discounted using an interest rate of 6.74% and the minimum lease payments are comprised of a guaranteed monthly payment along with an operation and maintenance fee. Interest earned on the minimum lease payments, which is recognized over the lease term so as to yield a constant percentage return on the net investment in the lease beginning in March 1999, is included in finance lease revenues in the statement of operations.

Telesource also receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

The total construction costs for the power plant were $32,120,170. A substantial portion (approximately $14,270,000) of the repayment to Telesource International for these construction costs is expected to come from the variable production fees that will be recognized as revenue when power is produced and billed to the customer. Due to the fact that the agreement does not provide for any minimum production fees, there is no guarantee that Telesource International will recover all of the construction costs incurred to construct the power plant; however, the agreement does require the customer to purchase 100% of its power from Telesource International until the maximum power generation capacity has been reached each month. The future minimum lease payments to be collected by Telesource are $2,760,000 each year through March 2009.

Future revenue related to the construction and operation of the power plant will be recorded as service fees until the amount exceeds the estimated fair value of the services performed. Amounts in excess of the fair value of the services performed will be accounted for as additional finance lease revenue.

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

	Twelve Months Ended December 31,
	2001	2000	1999
Revenues:
Construction revenues	64.7%	62.0%	17.7%
Construction revenues — related party	—	6.8	35.8
Construction revenues on power plants	22.1	4.3	—
Service fees — power generation plant	4.7	5.5	5.0
Sales, net	0.7	6.9	2.6
Sales, net — related party	—	1.6	3.0
Rental income	—	0.1	—
Rental income — related party	—	0.4	10.0
Management fees — related party	—	0.3	3.4
Finance lease revenues	7.8	12.2	22.5

Gross revenues	100.0	100.0	100.0
Costs and expenses:
Construction costs	67.8	56.8	48.2
Construction costs on power plants	19.2	3.9	—
Operations & maintenance costs -
power generation plant	6.3	7.9	10.5

Gross profit	6.8	31.4	41.4
Operating expenses:
Salaries and employee benefits	10.1	12.5	11.4
Occupancy and equipment	3.1	4.2	4.0
General and administrative	20.4	26.7	24.3

Total operating expenses	33.6	43.5	39.7
Operating income	(26.8)	(12.0)	1.6
Other income (expense):
Other interest income	0.2	1.0	4.1
Interest expense	(13.1)	(19.3)	(18.6)
Other income, net	0.2	0.6	0.2

Total other expense	(12.7)	(17.6)	(14.2)
Loss before income taxes	(39.5)	(29.7)	(12.6)
Income tax expense	0.1	—	—

Net loss	(39.6)	(29.7)	(12.6)

21

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2001:

Contracts as of December 31, 2000	$18,848,579
New contracts and change orders added during 2001	6,643,606

25,492,185
Less: Contract revenue for 2001	15,876,372

Balance at December 31, 2001	$ 9,615,813

Subsequent to the year-end, Telesource was awarded a $17.3 million project to construct a federal prison on Saipan. The ground breaking for the project occurred on April 8, 2002. The prison project award did not occur until 2002 and is not included in the backlog balance at December 31, 2001.

Comparison of the twelve months ended December 31, 2001 and 2000

Revenues

Construction Revenues. Construction revenues, including related party, increased 36.5% to $11.8 million in 2001 from $8.7 million in 2000. The growth in construction revenues is attributed to the commencement of the $17 million airport expansion project during 2001. The airport expansion project is expected to be completed by July 2002. The growth in construction revenues is expected to continue in future periods but not at the pace experienced in 2001. The backlog was $9.7 million at December 31, 2001 and was $18.9 million at December 31, 2000. The backlog of $9.7 million at December 31, 2001 does not include a contract awarded to Telesource in February 2002 to construct a federal prison on Saipan for $17.3 million. Construction revenues from SHBC were none and 9.8% of total construction revenues for the years ended December 31, 2001 and 2000, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants increased to $4.1 million in 2001 as compared to $536,210 for 2000. These revenues were recognized on a contract Telesource International has to expand two existing power stations in Fiji by expanding the facilities and installing additional power generators with a combined output of 32 Mwh. This contract is being accounted for under the percentage-of-completion method of accounting and was completed during 2001. Construction revenues on power plants will decrease in future periods until Telesource is successful in being awarded additional contracts.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 24.0% to $858,336 in 2000 from $692,160 in 1999. The growth in service fees — power generation plant is attributed to two factors. The local casino on Tinian was not connected to the local power grid until November 2001 and, secondly, there was an increase in power demand by the radio relay broadcast station in Tinian during 2001.

Sales Revenues, Net. Sales revenues decreased 87.8% to $130,674 in 2001 from $872,680 in 2000. The decrease is attributed to the completion of the project in Fiji during 2001. The equipment sales for this project were executed in late 2000 and were accordingly recognized during 2000 in the amount of approximately $700,000. Sales to SHBC decreased to $256 in 2000 from $197,845 in 1999. The substantial decrease in sales to SHBC is a result of an order from SHBC for U.S. fabricated goods for a project SHBC had in the Middle East that was completed during 2000. Sales to SHBC are not expected to increase in future periods.

Rental Income. Rental income decreased to none in 2001 from $59,658 in 2000. The decrease in rental income is a result of the completion of the radio relay station on the island of Tinian. Telesource provided equipment for use in the construction of the radio relay station and charged a rental fee for use of this equipment to SHBC.

Service Fees. Service fees decreased to none from $31,625. The decrease is a result of the completion of the radio relay station for SHBC. The completion of this project represents the completion of the only project Telesource International has had for SHBC whereby service fees were earned for the management of the project.

Finance Lease Revenues. Finance lease revenues decreased 7.8% to $1.4 million in 2001 from $1.5 million in 2000. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2010.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 73.3% to $12.4 million from $7.1 million for 2001 and 2000, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project which began in November 2000 and has revenues of approximately $17 million; however, the notice to proceed on this project was delayed until late February 2001 due to permitting delays and additional costs incurred on the Koblerville housing project. Construction costs as a percentage of construction revenues were 104.7% and 82.5% for 2001 and 2000, respectively. The negative gross margin on construction revenues is primarily attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of inclement weather. Additionally, there were delays in the processing of Telesource International’s invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project. This ultimately led to an increase in interest expense incurred directly on this project, as well as increased costs for supplies. The weather delays and the delay in the processing of Telesource’s invoices occurred during the first quarter of 2001 and were identified in connection with management’s quarterly project review process. These delays have resulted in a decline in the margin for third party construction revenues since 2000. The costs estimates for the Kobblerville project were revised to $6,153,417 during 2001 from an estimated total costs of $4,830,000. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results. This increase in estimated costs was recognized during 2001 and is attributed to the delays encountered in completing the project. The Kobblerville project was completed in December 2001. Telesource expects the construction segment to return to profitability in 2002.

Construction Costs on Power Plants. Construction costs on power plants were $3.5 million in 2001 as compared to $496,655 in 2000. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized in 2001 on the construction of power generation plants was 13.5%.

Operation and Maintenance Costs — Power Generation Plant. Operation and maintenance costs — power generation plant increased 17.0% to $1.2 million in 2001 from $990,541 in 2000. The increase in operations and maintenance costs for the Tinian power plant is attributed to additional staffing for the power plant to meet the expected future demand increases for power from the radio relay broadcast station along with the local casino. Telesource recognized a loss on power generation activities of $300,796 and $298,381 for the twelve months ended December 31, 2001 and 2000, respectively. The net loss on operations and maintenance at the power plant on Tinian was 35.0% in 2001 and 43.1% in 2000, and is attributed to management and staffing costs associated with the power plant exceeding the power production revenues.

Salaries and Employee Benefits. Salaries and employee benefits increased 17.1% to $1.9 million in 2001 from $1.6 million in 2000. The increase in salaries and employee benefits is attributed to growth within Telesource’s management team and the transition between projects. Telesource currently hires guest workers from the Philippines for staffing its projects within the Commonwealth of the Northern Mariana Islands. These guest workers are under contract for one year and the existence of these contractual obligations results in an increase in salaries and employee benefits when transitioning between large projects.

Occupancy and Equipment. Occupancy and equipment expenses rose 4.8% to $560,476 in 2001 from $534,876 in 2000. The increase in occupancy and equipment expense is attributed to the additional office space added in Fiji during late 2000. Occupancy and equipment expenses are expected to decrease in future periods due to efforts by management to reduce these costs.

General and Administrative Expenses. General and administrative expenses increased 11.2% to $3.7 million in 2001 from $3.4 million in 2000. The increase is attributed to increased professional fees, telephone expense, bank service charges, insurance, travel and entertainment and gross revenue taxes associated with the growth and development of the business.

Other Expense, Net. Other expense increased 4.6% to $2.3 million in 2001 from $2.2 million in 2000. The increase is a result of additional interest expense on a larger balance of borrowings for Telesource International.

Income Tax Expense. Income tax expense in 2001 was $19,440. Telesource had a net operating loss carryforwards at December 31, 2001 of approximately $22,000,000, however, Telesource International’s subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.

Comparison of the twelve months ended December 31, 2000 and 1999

Revenues

Construction Revenues. Construction revenues, including related party, increased 165.7% to $8.7 million in 2000 from $3.3 million in 1999. The growth in construction revenues is attributed to the completion of the construction of the power plant located on Tinian. The construction of the power plant on Tinian represented a significant amount of Telesource’s activity during 1999 and these activities are being accounted for under the sales-type lease accounting method. The growth in construction revenues is expected to continue in future periods but not at the pace experienced in 2000. The backlog was $18.9 million at December 31, 2000 and was $7.3 million at December 31, 1999. Construction revenues from SHBC were 9.8% and 66.9% of total construction revenues for the years ended December 31, 2000 and 1999, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants increased to $536,210 in 2000. These revenues were recognized on a contract Telesource International has to expand two existing power stations in Fiji by expanding the facilities and installing additional power generators with a combined output of 32 Mwh. This contract is being accounted for under the percentage-of-completion method of accounting and was 66.0% complete as of December 31, 2000.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 127.0% to $692,160 in 2000 from $304,920 in 1999. The growth in service fees — power generation plant is attributed to two factors. The power plant was not commissioned until late March 1999 and therefore 1999 does not include twelve months of activity. The increase in service fees — power generation plant was affected also by the amount of power being sold locally. The average monthly amounts billed for 2000 was $57,680, an 89.2% increase over the average monthly amount billed in 1999 of $30,492.

Sales Revenues, Net. Sales revenues increased 212.7% to $1.1 million in 2000 from $342,328 in 1999. The increase is a result of the project in Fiji. Sales for the project in Fiji are reported on a net basis for a net yield on sales for this project of 7.4%. Gross sales revenues for the twelve months ended December 31, 2000 for the Fiji project were $7,869,096. Sales to SHBC increased 9.2 % to $197,845 in 2000 from $181,118 in 1999. The increase in sales to SHBC is a result of an order from SHBC for U.S. fabricated goods for a project SHBC has in the Middle East which was completed during 2000.

Rental Income. Rental income decreased 90.2% to $59,658 in 2000 from $610,918 in 1999. The decrease in rental income is a result of the completion of the radio relay station on the island of Tinian. Telesource provided equipment for use in the construction of the radio relay station and charged a rental fee for use of this equipment to SHBC.

Service Fees. Service fees decreased 84.6% to $31,625 from $204,628. The decrease is a result of the completion of the radio relay station for SHBC. The completion of this project represents the completion of the only project Telesource International has had for SHBC whereby service fees were earned for the management of the project.

Finance Lease Revenues. Finance lease revenues increased 12.6% to $1.5 million in 2000 from $1.4 million in 1999. The increase in 2000 was a result of the commencement of the amortization of the minimum lease payments beginning in March 1999. This resulted in the recognition of twelve months of interest on the minimum lease payments received in 2000 versus ten months in 1999. On an annualized basis, lease revenue for the Tinian power plant were below the 1999 level, and will decrease each year until full amortization in March 2010.

Expenses

Construction Costs. Construction costs increased 143.7% to $7.2 million in 2000 from $2.9 million in 1999. The growth in construction costs is a direct result of the increase in construction activities in 2000. The net margin on construction activities increased to 17.5% or $1.5 million in 2000 versus 10.1% or $327,856 in 1999. The growth in the net margin on construction activities is attributed to the increased general construction activities and an effort by management to increase the net margin by raising the hurdle rate for project bidding to 20%. Exceptions to this hurdle rate will be made only after senior management has reviewed the proposal and determined that Telesource expects to derive additional benefits beyond the project revenues as proposed, for example, Telesource may elect to perform a project below Telesource International’s hurdle rate as a part of Telesource International’s efforts to improve the local community. The 20% hurdle rate was implemented in late 2000 and is intended to give the project development team a guideline to be used in assessing potential projects. Due to exceptions to the 20% guideline, Telesource International’s net margin will be below 20%. Construction costs as a percentage of construction revenues were 82.5% and 89.9% for the years ended December 31, 2000 and 1999, respectively. The improvement is attributed to change orders received on the radio relay station project. Work performed as a modification generally carries a higher margin than work performed under a fixed price contract. These change orders carried a higher margin as demonstrated through the returns realized on our related party construction revenues. The related party construction costs as a percentage of the related party construction revenues were 44.5% and 98.9% for the years ended December 31, 2000 and 1999, respectively, with the improvement attributed to the change orders on the radio relay station. Third party construction costs as a percentage of the third party construction revenues were 88.0% and 71.9% for the years ended December 31, 2000 and 1999, respectively. The increase in the construction costs as a percentage of construction revenues is attributed to Telesource’s decision to accept the college expansion project, the Marpo Well project and the transmission line project at lower margins as a part of Telesource’s desire to make a contribution to the local community and to strengthen its relationship with its existing customers.

Construction Costs on Power Plants. Construction costs on power plants were $496,655 in 2000 as compared to none in 1999. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized in 2000 on the construction of power generation plants was 7.4%.

Operation and Maintenance Costs — Power Generation Plant. Operation and maintenance costs — power generation plant increased 55.2% to $990,541 in 2000 from $638,062 in 1999. The growth in operation and maintenance costs — power generation plant is due to the commissioning date of the power plant (March 1999) and the additional staffing added to support the operations of the plant. By annualizing the costs incurred in 1999, the growth rate in power generation costs is reduced to 16.4%. Telesource recognized a loss on power generation activities of $298,381 and $333,142 for the twelve months ended December 31, 2000 and 1999, respectively. The net margin (loss) on operations and maintenance at the power plant on Tinian was (43.1)% in 2000 and (109.3)% in 1999, and is attributed to management and staffing costs associated with the power plant exceeding the power production revenues. Service fees — power generation plant are expected to increase upon completion of the runway under construction on Tinian that will allow for direct flights from Asia and is expected to result in the construction of additional hotels and casinos on the island.

Salaries and Employee Benefits. Salaries and employee benefits increased 127.8% to $1.6 million in 2000 from $693,426 in 1999. The increase in salaries and employee benefits is attributed to growth within Telesource’s management team, the transition between projects and the additional staffing required in connection with the opening of a new office in Fiji. Telesource added a President, Chief Financial Officer and an Executive Vice President in late 1999. Telesource currently hires guest workers from the Philippines for staffing its projects within the Commonwealth of Northern Mariana Islands. These guest workers are under contract for one year and the existence of these contractual obligations results in an increase in salaries and employee benefits when transitioning between large projects.

Occupancy and Equipment. Occupancy and equipment expenses rose 117.8% to $534,876 in 2000 from $245,551 in 1999. The increase is a direct result of additional office space added for the Saipan, Guam and Fiji offices.

General and Administrative Expenses. General and administrative expenses increased 126.9% to $3.4 million in 2000 from $1.5 million in 1999. The increase is attributed to increased professional fees, telephone expense, bank service charges, director fees, insurance, travel and entertainment and gross revenue taxes associated with the growth and development of the business.

Other Income, Net. Other income increased 156.3% to an expense of $2.2 million in 2000 from an expense of $866,909 in 1999. The increase is a result of increased interest expense on borrowings for Telesource International.

Income Tax Expense. Income tax expense in 2000 was $4,746. Telesource had a net operating loss carryforwards at December 31, 2000 of approximately $15,000,000, however, Telesource International’s subsidiary in Fiji had taxable income during 2000 and incurred an estimated tax liability of $4,746.

Liquidity and Capital Resources

Since 1994, Telesource International’s primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2001, 15,000,000 shares of Telesource International’s common stock were issued and outstanding. Telesource had 13,000,000 shares issued and outstanding until on June 29, 2001, when SHBC exercised the 2,000,000 warrants it held for the purchase of Telesource International common stock at $1.00 per share.

Cash used in operating activities during the twelve months ended December 31, 2001 and 2000 were $4.4 million and $4.6 million, respectively. Significant collections on accounts receivables and payments on accounts payable were made in 2001. During 2001, there was $5.4 million in collections on receivables which mainly consisted of amounts collected on sales for the Fiji project which was offset by a $2.9 million reduction in accounts payable. The increase in costs and estimated earnings in excess of billings was principally due to the West Tinian Airport project getting under way.

Cash provided by investing activities was $196,308 for the twelve months ended December 31, 2001 as compared to net cash used in investing activities of $843,567 for 2000. During 2001, a certificate of deposit held at a financial institution in the amount of $1.0 million matured, thereby generating most of the cash provided by investing activities for the year. The cash used in investing activities was used in the purchase of equipment to be used on projects.

Cash provided by financing activities generated $3.4 million for the twelve months ended December 31, 2001 as compared to $5.7 million for the same period in 2000. The cash generated by financing came from additional borrowings and the proceeds from the exercise of stock purchase warrants by SHBC. An increase in interest rates of 1.0% at December 31, 2001 would increase Telesource's interest expense on adjustable loans by approximately $319,000 per year. A decrease in interest rates of 1.0% would result in savings on interest expense of approximately the same amount, $319,000.

Cash used in operating activities during 2000 and 1999 was $4.6 million and $8.6 million, respectively. The principal reason for the significant amount of cash used in operating activities is attributed to an increase in accounts receivables of $7.8 million, mainly related to amounts due on the Koblerville housing project and the power plant expansion project in Fiji. The balance of receivables outstanding at year-end 2000 on the Koblerville and Fijian projects were collected subsequent to year-end.

Cash used in investing activities was $843,567 for the year ended December 31, 2000 as compared to net cash used in investing activities of $2.5 million for 1999. The decrease in the amount of cash used in investing in 2000 is attributed to the decrease in the amount of capital expenditures made by Telesource International as well as the purchase of a certificate of deposit in 1999.

Cash provided by financing activities generated $5.7 million during 2000 as compared to $11.0 million for 1999. The cash generated by financing came from $6.1 million in additional borrowings.

Telesource International had a working capital deficit of $14.3 million at December 31, 2001 and $3.4 million at December 31, 2000. The sharp increase in the deficit is a result of all loans, with the exception of $20.0 million owed on the Commercial Bank of Kuwait credit line, becoming short term as of December 31, 2001. On December 11, 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which now has principal payments due as follows:

Payment Due	Principal Payment
February 18, 2002	$ 2,500,000
August 19, 2002	2,500,000
February 19, 2003	1,750,000
May 19, 2003	1,750,000
August 19, 2003	1,750,000
November 19, 2003	1,750,000
February 19, 2004	1,750,000
May 19, 2004	1,750,000
August 19, 2004	1,750,000
November 19, 2004	1,750,000
February 21, 2005	1,500,000
May 21, 2005	1,500,000
August 21, 2005	1,500,000
November 23, 2005	1,500,000

Total	$ 25,000,000

Since January 1, 2002, Telesource International has made some reductions to loans outstanding at December 31, 2001. Telesource has made a $2.5 million reduction on the Commercial Bank of Kuwait credit line. Telesource has also paid off the $3.0 million outstanding at December 31, 2001 to the Kuwait Real Estate Bank and paid off the $2.0 million due the Hongkong and Shanghai Banking Corporation. Telesource has obtained a $7.5 million credit line secured by a letter of credit from SHBC with the Hongkong and Shanghai Banking Corporation during the first quarter of 2002, which was used to make most of the debt repayments made in the first quarter of 2002. This credit line matures in November 2002.

The following debt repayments have occurred since January 1, 2002:

Debt that has been paid-off
The Hongkong and Shanghai Banking
Corporation debt due January 31, 2002	$2,000,000

Citytrust Bank loan due May 17, 2002	1,000,000

Kuwait Real Estate Bank loan with $1.0 million
due on January 31, 2002 and $2.0 million due
on March 31, 2002	3,000,000

Commercial Bank of Kuwait loan with $2.5
million due on February 18, 2002	2,500,000

Total debt reductions since
December 31, 2001	$8,500,000

29

The Company borrowed $5.3 million from SHBC during the first quarter of 2002 in order to make required debt payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait which came due during the first quarter of 2002. The Company repaid this short- term facility to SHBC in April 2002, when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit from SHBC along with three promissory notes from the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002. This credit line matures in November 2002. After first securing an extension to April 15, 2002, the Company repaid the $2.0 million credit facility with the Hongkong and Shanghai Banking Corporation with a portion of the proceeds from the $7.5 million credit line.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities in place as of March 31, 2002. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after January 31, 2003.

To address its working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource has engaged an investment banking firm, Fletcher Spaght, Inc. of Boston, to assist Telesource in identifying the appropriate type of offering and amount to be raised during 2002.

Telesource International currently expects that its existing cash balance along with credit lines established in 2002 together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months. Telesource International had a $17 million from the Gulf Bank for the prison project at December 31, 2001. The prison project was awarded in March 2002 and the project-related line of credit from the Gulf Bank was finalized in March 2002.

Telesource has forecasted cash inflows for the next twelve months from projects of $38.9 million, $20 million from a planned capital raising in 2002, and $2.4 million in additional borrowings. Telesource’s forecasted cash outflows consist of $20.2 million in principal and interest payments on credit lines and $33.5 million for project costs and general and administrative expenses. Telesource had a cash on hand balance at December 31, 2001 of $64,752 and a forecasted cash on had after these collections and payments of $7.6 million in December of 2002. This forecast does include cash available from the planned offering by Telesource during 2002. Ultimately, the success of the proposed offering will determine the amount of principal reductions on outstanding debts. Currently, the amount expected from an offering is estimated to be $20.0 million, while the principal and interest payments on debt during 2002 are expected to be $20.2 million.

While Telesource International believes it has sufficient financing for its current working capital needs, Telesource is considering bidding on additional projects in addition to the current backlog. There can be no assurance that Telesource International’s present capital and financing will be sufficient to finance future operations thereafter. Telesource International may seek to raise additional capital in 2002 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms if at all. In this event, Telesource International could be required to restrict its operations.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. Telesource has does not have any existing goodwill and therefore believes that SFAS 142 will not have an impact on Telesource’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” (“APB 30”) for the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. Telesource believes that the adoption of SFAS 144 will not have a material impact on its results of operations, financial position or cash flows.

SUBSEQUENT EVENTS

Telesource executed a contract during the first quarter of 2002 with the Department of Public Works in the CNMI to construct a prison on the island of Saipan. Known as the CNMI Adult Correctional Facility, Telesource will have turnkey responsibility for the construction of a 344-bed prison in accordance with the requirements as specified by the U.S. Department of Justice. Completion of the project is expected in spring of 2004. The CNMI government has secured funding for the project with matching funds from the U.S. Government. The contract is valued at $17.3 million.

In January 2002, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource’s common stock at an exercise price of $3.00 per share in connection with SHBC’s agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

In January 2002, Telesource engaged Fletcher Spaght, Inc, a Boston based investment-banking firm to provide financial advisory and investment banking services to the Company. Telesource is in the process of evaluating available options to raise capital during 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telesource is exposed to market risk for changes in interest rates for borrowings under some of its credit facilities. These credit facilities that bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates.

Amounts invested in Telesource’s foreign operations (Telesource Fiji, Ltd.) are translated into U. S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated balance sheets.

An increase in interest rates of 1.0% at December 31, 2001 would increase Tesesource’s interest expense on adjustable loans by approximately $319,000 per year. A decrease in interest rates of 1.0% would result in a savings on interest expense of approximately the same amount, $319,000.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PARTICULARLY STATEMENTS REGARDING MARKET OPPORTUNITIES, MARKET SHARE GROWTH, COMPETITIVE GROWTH, GROSS PROFIT, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND THE INVESTMENT CONSIDERATIONS LISTED BELOW. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN THE SPECIFIC MARKETS FOR TELESOURCE’S SERVICES, ADVERSE BUSINESS CONDITIONS, DECREASED OR LACK OF GROWTH IN THE MECHANICAL AND ELECTRICAL CONSTRUCTION AND FACILITIES SERVICES INDUSTRIES, INCREASED COMPETITION, PRICING PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

Investment Considerations

Telesource International — Risks related to construction activities

Telesource International will likely experience significant fluctuation in quarterly results, which makes it difficult for investors to make reliable period-to-period comparisons of its business.

Telesource International’s quarterly operating results will depend on revenues from contracts for major projects. Telesource International can only undertake a specific number of projects at any one time. If Telesource International finishes one large project and does not have another large project to start on, revenues and results of operations within the quarter and possibly subsequent periods could suffer. Customers may also cancel or defer existing contracts resulting in reduced revenues for the quarter. Though management intends to take steps to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls, it may not be successful. For example staffing reductions cannot be implemented quickly due to local labor and employment laws in the Commonwealth of Northern Mariana Islands which limit our ability to release employees at will and losses could result. Accordingly, any such revenue shortfalls could result in continued operating losses.

Telesource International’s revenues are derived mainly from fixed-price contracts that may lead to variations in profits due to a failure to control costs.

All of Telesource International’s construction revenues are derived from fixed-price contracts. Because Telesource International assumes the risk of performing such contracts at the stipulated price, any change in the estimate of ultimate costs to be incurred under the contract or to control costs during contract performance could result in losses or reduced profits for particular fixed-price contracts, which, in turn, could result in periods of operating losses.

Telesource International’s principal market is highly competitive, and if Telesource International is unable to compete successfully in this market, it may be unable to increase it’s operations or become profitable.

The market for construction services is highly competitive and rapidly changing. Telesource International competes directly with other firms that focus on providing general construction services as well as services for more sophisticated structures, including power plants and broadcasting facilities. Many of Telesource International’s competitors have well-established reputations for building residential and technical structures and have longer operating histories and significantly greater financial, technical, marketing, personnel and other resources than Telesource International has. Telesource International is subject to competition that is expected to increase in the future. If Telesource International does not successfully compete in it’s market, it’s growth opportunities will be limited and it’s business will not grow and it’s revenues may be reduced.

Telesource International relies on third parties for important raw materials and technical expertise. Telesource International’s ability to enter into new engagements or to engage the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Telesource International relies on third-party suppliers for raw materials like wood, steel and concrete; for fabrication of technical equipment subsystems including diesel generations, antennas, towers and transmitters, and for providing technical expertise.

Telesource International’s ability to obtain raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

•	Third-parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

•	Third-party raw material suppliers, fabricators or technical expertise providers may decide not to provide Telesource International with materials or services.

•	Telesource International has no long-term contracts with third-party suppliers of raw materials, fabrication services or technical expertise providers.

•	Telesource International’s third-party contracts are usually short term in duration and are cancelable by such third party.

If Telesource International fails to obtain what it needs from these providers, it may not be able to successfully compete for new business or to complete exisiting engagements profitably.

Telesource International is subject to substantial claims for warranty coverage which, if such claims arise, could harm its financial condition.

Telesource International offers warranties on its construction services and power generating plants. Telesource International does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should Telesource International be required to cover the cost of repairs not covered by the warranties of Telesource International’s vendors or should one of Telesource International’s major vendors be unable to cover future warranty claims, Telesource International could be required to outlay substantial funds, which could harm its financial condition.

Telesource International — Risks related to power generation activities

Telesource International’s power-generating facility could be shut down unexpectedly, making it difficult to sustain revenues and cash flow.

Telesource International owns a diesel fired electric generating facility with a maximum power generation capacity of 20 mega-watts (Mw) located on the island of Tinian, in the Commonwealth of the Northern Mariana Islands, a U.S. possession. This facility from time to time may experience both scheduled and unscheduled shutdowns. Periodically, the facility will incur scheduled shutdowns in order to perform maintenance procedures to equipment that cannot be performed while the equipment is operating. The facility may also incur unscheduled shutdowns or may be required to operate at reduced capacity levels following the detection of equipment malfunctions, or following minimum generation orders received by the utility. During periods when the facility is shutdown or operating at reduced capacity levels, Telesource International may incur losses due to the loss of its operating revenues and/or due to additional costs which may be required to complete any maintenance procedures. It is not possible for it to predict the frequency of future unscheduled shutdowns or to predict the extent of maintenance that may be required during shutdowns related to equipment maintenance.

Telesource International depends on a single customer at its power-generation facility. The loss of this single customer could cause Telesource International’s revenues to decline.

Since March 1999, Telesource International began deriving a portion of it’s revenues from the sale of electric power. Under Telesource International’s agreement with a governmental agency, the electrical power generated at Telesource International’s power generation facility is owned by the governmental agency. Telesource International is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International’s revenues base may not grow to support other operations.

Telesource International’s insurance or reserves may be insufficient to cover future claims on Telesource International’s power generation activities.

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.

Telesource International — Other risks

Telesource International is subject to several inherent risks of conducting business internationally.

Telesource International’s international operations are subject to the inherent risks of doing business abroad. The loss of any or all of Telesource International’s international suppliers and customers could harm Telesource International’s ability to deliver Telesource International’s construction services and power services on time and cause Telesource International’s sales to decline. Telesource International’s financial performance could be harmed by many events and circumstances relating to international operations, including:

*	Shipping delays and cancellations;

*	Increases in import duties and tariffs;

*	Foreign exchange rate fluctuations;

*	Changes in foreign laws and regulations; and

*	Political and economic instability.

Telesource International is subject to government regulation. Both the costs of compliance and the penalties imposed for a failure to comply could be substantial.

Although management does not believe that compliance with applicable regulatory requirements has harmed Telesource International’s operations in the past relative to its competitors, government regulations can change, which could increase Telesource International’s costs of compliance with these requirements. In addition, Telesource International’s aggregate materials operations require operating permits granted by governmental agencies. Telesource International believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist. Failure to comply with these laws and regulations could result in fines, additional licensing requirements or the revocation of the Telesource International’s licenses in the particular jurisdiction. The costs of compliance could affect adversely operating results. If a substantial fine or other penalty is imposed, Telesource International’s business and financial condition could be harmed.

If Telesource International does not manage its growth effectively, its future business prospects could be harmed.

Telesource International will need to expand in anticipation of a growing user base and larger demand for Telesource International’s services. The focus on development of new business could cause disruptions of existing operations adversely affecting Telesource International’s business. Expansion will require Telesource International to make significant up front expenditures for increasing Telesource International’s sales and marketing efforts and to hire and train additional project managers, engineers and facilities operators as well as incur costs in connection with constructing power plants to be owned by Telesource. Telesource may not be successful in expanding its operations or maintaining adequate management, financial and operating systems and controls of its larger business base.

Telesource International’s largest stockholder and its affiliates will own approximately 75.6% of the common stock, and their interest may not be the same as the minority stockholders who will have little or no influence over Telesource International’s activities.

The largest stockholder, SHBC, is able to control the outcome of all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to Telesource’s certificate of incorporation and approval of significant corporate transactions. SHBC owns beneficially approximately of 75.6% of the common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors
Telesource International, Inc.:

We have audited the accompanying consolidated balance sheets of Telesource International, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois April 10, 2002

F-1

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 204,752	1,038,975
Certificate of deposit (pledged as collateral for loan — see note 8)	—	1,000,000
Accounts receivable	3,150,617	8,408,303
Accounts receivable — related party	—	99,809
Current portion of net investment in sales-type lease	1,473,229	1,341,544
Costs and estimated earnings in excess of billings	3,039,607	1,192,324
Prepaid expenses and other current assets	388,129	528,457

Total current assets	8,256,334	13,609,412
Net investment in sales-type lease-long term	12,879,411	14,352,640
Property, plant and equipment, net	2,690,935	2,298,668
Other assets	194,847	235,468

Total assets	$ 24,021,527	30,496,188

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$ 15,500,000	7,127,493
Accounts payable	3,443,127	5,628,308
Accounts payable — related party	—	698,875
Accrued expenses	3,123,074	1,602,039
Billings in excess of costs and estimated earnings	333,651	1,814,239
Income taxes payable	19,440	4,746
Other current liabilities	168,504	133,505

Total current liabilities	22,587,796	17,009,205

Long-term debt	20,000,000	27,020,625

Total liabilities	42,587,796	44,029,830

Stockholders’ deficit:
Common stock, $0.01 par value, 50,000,000 shares
authorized; 15,000,000 and 13,000,000 shares issued and
outstanding at December 31, 2001 and 2000, respectively	150,000	130,000
Additional paid-in capital	5,797,225	3,817,225
Accumulated deficit	(24,545,584)	(17,299,810)
Accumulated comprehensive income (loss) -
foreign currency translation	32,090	(181,057)

Total stockholders’ deficit	(18,566,269)	(13,533,642)

Commitments and contingencies (note 14)

Total liabilities and stockholders’ deficit	$ 24,021,527	30,496,188

See accompanying notes to consolidated financial statements. F-2

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenues:
Construction revenues	$ 11,823,772	7,809,909	1,078,965
Construction revenues — related party	—	851,912	2,180,683
Construction revenues on power plants	4,052,600	536,210	—
Service fees — power generation plant	858,336	692,160	304,920
Sales, net	130,674	872,680	161,210
Sales, net — related party	256	197,845	181,118
Rental income	1,675	6,555	—
Rental income — related party	—	53,103	610,918
Service fees — related party	—	31,625	204,628
Finance lease revenue	1,418,456	1,538,370	1,365,814

Gross revenues	18,285,769	12,590,369	6,088,256

Costs and expenses:
Construction costs	12,381,495	7,145,352	2,931,792
Construction costs on power plants	3,504,258	496,655	—
Operation and maintenance costs — power generation plant	1,159,132	990,541	638,062

Gross profit	1,240,884	3,957,821	2,518,402

Operating expenses:
Salaries and employee benefits	1,848,905	1,579,640	693,426
Occupancy and equipment	560,476	534,876	245,551
General and administrative	3,735,179	3,359,408	1,480,860

Total operating expenses	6,144,560	5,473,924	2,419,837

Operating income (loss)	(4,903,676)	(1,516,103)	98,565

Other income (expense):
Interest income	32,829	125,739	250,707
Interest expense	(2,399,145)	(2,426,964)	(1,132,221)
Other income, net	43,658	79,772	14,605

Total other expense	(2,322,658)	(2,221,453)	(866,909)

Loss before income taxes	(7,226,334)	(3,737,556)	(768,344)

Income tax expense	19,440	4,746	—

Net loss	$(7,245,774)	(3,742,302)	(768,344)

Basic and diluted net loss per share	$ (0.52)	(0.36)	(0.08)

Weighted average shares outstanding	13,849,315	10,356,164	10,000,000

See accompanying notes to consolidated financial statements. F-3

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) Years ended December 31, 2001, 2000, and 1999

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated comprehensive income (loss)	Total stockholders’ deficit
	Shares	Par value
Balance at December 31, 1998	10,000,000	$100,000	847,225	(12,789,164)	—	—	(11,841,939)
Net loss	—	—	—	(768,344)	(768,344)	—	(768,344)

Comprehensive income (loss)					(768,344)

Balance at December 31, 1999	10,000,000	100,000	847,225	(13,557,508)		—	(12,610,283)
Issuance of 3,000,000 shares of
common stock at $1 per share
in satisfaction of trade payables	3,000,000	30,000	2,970,000	—	—	—	3,000,000
Net loss	—	—	—	(3,742,302)	(3,742,302)	—	(3,742,302)
Foreign currency translation
adjustment	—	—	—	—	(181,057)	(181,057)	(181,057)

Comprehensive income (loss)					(3,923,359)

Balance at December 31, 2000	13,000,000	130,000	3,817,225	(17,299,810)		(181,057)	(13,533,642)
Exercise of 2,000,000 warrants
for common stock at
$1 per share	2,000,000	20,000	1,980,000	—	—	—	2,000,000
Net loss				(7,245,774)	(7,245,774)	—	(7,245,774)
Foreign currency translation
adjustment	—	—	—	—	213,147	213,147	213,147

Comprehensive income (loss)					(7,032,627)

Balance at December 31, 2001	15,000,000	$150,000	5,797,225	(24,545,584)		32,090	(18,566,269)

See accompanying notes to consolidated financial statements. F-4

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(7,245,774)	(3,742,302)	(768,344)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	411,425	436,178	363,789
Changes in assets and liabilities:
Receivables	5,357,495	(7,797,272)	(519,762)
Other current assets	140,328	138,964	(552,612)
Costs and estimated earnings in excess of billings	(3,114,724)	1,251,639	(629,724)
Net investment in sales-type lease	1,341,544	1,221,630	934,186
Other assets	40,621	(22,423)	(145,428)
Accounts payable	(2,884,056)	5,228,596	3,146,095
Accrued expenses	1,521,035	162,352	680,892
Income taxes payable	14,694	4,746	—
Other liabilities	34,999	(193,043)	134,540
Estimated costs to complete power plant	—	(1,321,029)	(11,200,428)

Net cash used in operating activities	(4,382,413)	(4,631,964)	(8,556,796)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit	1,000,000	—	—
Purchase of certificate of deposit	—	—	(1,000,000)
Proceeds from sale of equipment	30,267	—	—
Capital expenditures	(833,959)	(843,567)	(1,534,962)

Net cash provided by (used in) investing activities	196,308	(843,567)	(2,534,962)

Cash flows from financing activities:
Proceeds from long-term debt	6,500,000	6,050,000	11,000,000
Payments of long-term debt	(5,148,118)	(401,882)	—
Proceeds from exercise of stock warrants	2,000,000	—	—

Net cash provided by financing activities	3,351,882	5,648,118	11,000,000

Net increase (decrease) in cash and cash equivalents	(834,223)	172,587	(91,758)

Cash and cash equivalents at beginning of year	1,038,975	866,388	958,146

Cash and cash equivalents at end of year	$ 204,752	1,038,975	866,388

Supplemental disclosure:
Cash paid during the year for interest	$ 2,879,739	2,880,248	1,953,320
Cash paid during the year for income taxes	—	—	55,537
Amount of interest capitalized during the year	—	353,215	930,241

Noncash transactions:
Issuance of common stock in satisfaction of trade payables	$ —	3,000,000	—

See accompanying notes to consolidated financial statements. F-5

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001 and 2002

(1)	Background

Telesource International, Inc. (Telesource or the Company) was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (SHBC), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, and radio towers, and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland.

The Company conducts its operations through three subsidiaries. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam. The Company’s second subsidiary, Commsource International, is an international export company that facilitates the purchase of equipment in the U.S. The Company’s third subsidiary, Telesource Fiji, Ltd., handles the Company’s construction activities in Fiji.

Telesource has three main operating segments: construction services, brokerage of goods and services, and power generation and construction of power plants. The power generation activities commenced in March 1999.

During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group is the surviving corporation, and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Inc. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the NASD Over The Counter Bulletin Board in October 2001.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource CNMI Inc., Commsource International, and Telesource Fiji, Ltd. All significant intercompany transactions and accounts have been eliminated.

Liquidity

As of December 31, 2001, the Company’s current liabilities exceeded its current assets by $14,331,462, and the Company had a total stockholders’ deficit of $18,566,269. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required (see Note 8). SHBC has agreed to guarantee certain of the Company’s obligations, and if necessary, repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At December 31, 2001, the Company had $35,500,000 in debt outstanding, $15,500,000 of which is due and payable in 2002. SHBC has also agreed that any additional funding from SHBC to the Company will not be due until after December 31, 2002. As of December 31, 2001, there was $29,900,000 in total debt which is either guaranteed by SHBC or which is secured by a letter of credit from SHBC.

Cash Equivalents

Telesource records as cash and cash equivalents all highly liquid short-term investments with original maturities of three months or less.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(2)	Summary of Significant Accounting Policies, continued

Foreign Currency

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings.

Deposits in Excess of Federal Deposit Insurance Corporation Insurance

The Company maintains cash in accounts in excess of the Federal Deposit Insurance Corporation’s insured limit of $100,000.

Certificate of Deposit

The Company held a certificate of deposit at the Bank of Hawaii in the amount of $1,000,000. The certificate of deposit bore an interest rate of 5.25% per annum and matured on April 27, 2001. The certificate of deposit was used as collateral on a line of credit with the Bank of Hawaii. The proceeds from the maturity of this certificate of deposit were used to pay off a $1,000,000 credit line at the Bank of Hawaii during 2001.

Revenue Recognition

Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

The Company accounts for its leasing activities in accordance with the requirements of Statement of Financial Accounting Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt-hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(2)	Summary of Significant Accounting Policies, continued

The Company also receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Revenue from the Company’s brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company’s customer, with the risk of loss is borne by the customer at the time of transfer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to amortize the cost over the estimated economic lives of the assets. Depreciable lives used for financial reporting purposes are as follows:

Asset description	Estimated useful life
Leasehold improvements	Lesser of lease
term or 7 years
Automobiles	5 years
Construction machinery and equipment	10 years
Office furniture and fixtures	5 years
Computer and communication equipment	5 years

Cost and accumulated depreciation are eliminated from the accounts when assets are sold or retired and any resulting gain or loss is reflected in operations in the year of disposition.

Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(2)	Summary of Significant Accounting Policies, continued

Income Taxes

Telesource International, Inc., Commsource International, Inc., Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporation income tax returns. Telesource International, Inc. and Commsource International, Inc. are U.S. corporations that file separate U.S. corporate income tax returns. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return.

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States”, which adopted the Internal Revenue Code as the local territorial income tax. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes (GRT). In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $567,301, $438,859, and $243,627 in 2001, 2000, and 1999, respectively, and are included in general and administrative expenses on the accompanying consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificate of deposit, receivables, short-term debt, accounts payable, and long-term debt. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes have been discounted at a rate approximating the Company’s borrowing rate. The carrying amount of the long-term debt approximates fair value due to the variable interest rates. The carrying amounts of other assets and liabilities approximates fair value because of the short maturities of those instruments.

Stock Based Compensation

The Company uses the intrinsic value method of accounting for its stock based compensation programs.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(3)	Customer and Credit Concentration

The Company has a concentration with three major customers. The Company was contracted by the Commonwealth Utilities Corporation (“CUC”) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $2.3 million, $2.2 million and $1.7 million for 2001, 2000 and 1999, respectively. Another major customer, SHBC, is the Company’s parent corporation and principal stockholder. In 1997, the Company was contracted to construct a radio relay station for SHBC and completed the project in 1998. The radio relay station contract provided for the Company to be compensated for the project based on cost plus a fee in the amount of 7.5% of the costs of any local products used in the construction of the radio relay station. SHBC is a major customer of the Company’s subsidiary, Commsource International, which is involved in the trading of U.S. fabricated products. Revenues from SHBC were 0%, 10.0%, and 83.4% of the Company’s total revenues for 2001, 2000, and 1999, respectively. Receivables from SHBC were $0 and $2,096 at December 31, 2001 and 2000, respectively. The third major customer is the Commonwealth Ports Authority (“CPA”). In 2001, the Company was contracted to construct an airport expansion project on the island of Taiwan by the CPA. The Company recognized revenues of $7.9 million, $0 and $0 from the CPA for 2001, 2000 and 1999, respectively.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from the customer over the term of the agreement. The par value balance of promissory notes outstanding was $15,480,000 and $17,640,000 as of December 31, 2001 and 2000, respectively, and the discounted value of the promissory notes was $11,232,501 and $12,282,405 at December 31, 2001 and 2000, respectively and the discounted value of the operation and maintenance fee were $3,120,139 and $3,411,779 at December 31, 2001 and 2000, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 12.5% and 17.7% of the Company’s revenues for 2001 and 2000, respectively. Gross receivables for the investment in sales-type lease were $19,780,000 and $22,540,000 at December 31, 2001 and 2000, respectively.

(4)	Accounts Receivable

Accounts receivable consist of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
Construction contracts completed and in progress	$1,903,966	7,552,471
Construction material sales	172,347	312,192
Retainages	1,042,691	538,029
Other	31,613	5,611

	3,150,617	8,408,303
Related party receivables	—	99,809

	$3,150,617	8,508,112

Retainages are all due within the next 12 months. Provisions taken as an allowance for doubtful accounts during 2001 and 2000 were $1,365 and $160, respectively.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(5)	Costs and Estimated Earnings In Excess of Billings on Uncompleted Contracts

Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

	December 31,
	2001	2000
Costs incurred on uncompleted contracts	$ 15,885,753	14,580,921
Estimated (loss) earnings	(9,380)	2,419,490

	15,876,373	17,000,411
Less billings to date	13,170,417	17,622,326

	$ 2,705,956	(621,915)

Included in the accompanying balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$ 3,039,607	1,192,324
Billings in excess of costs and estimated earnings	333,651	1,814,239

See Note 3 for a description of customer concentrations.

(6)	Property, Plant, and Equipment

	2001	2000
Leasehold improvements	$ 158,214	158,214
Automobiles	260,382	224,554
Construction machinery and equipment	3,589,889	2,925,312
Office furniture and equipment	673,992	593,477
Computer and communication equipment	121,604	104,342
Construction in progress	30,767	25,257

	4,834,848	4,031,156

Less accumulated depreciation and amortization	2,143,913	1,732,488

Net property, plant and equipment	$2,690,935	2,298,668

Total depreciation expense was $411,425, $436,178 and $368,789 in 2001, 2000 and 1999, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(7)	Investment in Sales-type Lease

The Company’s contract with one customer, (Commonwealth Utilities Corporation (“CUC”)), for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months and an operation and maintenance fee due under the agreement of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. The minimum lease payments were discounted to June 1997, and amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting the promissory notes and service fee for operating the plant. The Company also receives variable monthly payments as a part of its production fee of $0.02 per Kwh produced for the first 5,140,000 Kwh produced each month (Base Load) plus $0.065 per Kwh for any amount produced beyond the Base Load of 5,140,000 each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2001 and 2000 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31,		June 20, 1997 inception
	2001	2000
Guaranteed monthly payment	$15,480,000	17,640,000	21,600,000
Minimum operation and maintenance fee	4,300,000	4,900,000	6,000,000

Total minimum lease payments receivable	19,780,000	22,540,000	27,600,000
Less unearned income	5,427,360	6,845,816	9,750,000

Net investment in sales-type lease	$14,352,640	15,694,184	17,850,000

The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2009.

When the Company recognized the net investment in sales-type lease at the inception of the agreement in June 1997, the Company also recognized a loss on the sale of Phase I in the amount of $1,748,713. The Company recognized a loss on the sale of Phase II for the entire amount of the construction costs for Phase II, as there were no additional minimum lease payments related to this phase. The loss recognized on the sale of Phase II was recognized when the contract for Phase II was executed in November 1998, and amounted to $12,521,457.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings at the rate of $0.02 per Kwh produced of $858,336, $692,160, and $304,920 for the years ended December 31, 2001, 2000 and 1999, respectively.

F-12

4,746

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(8)	Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
Kuwait Real Estate Bank loan, due in lump sum payment on May 25, 2001, with interest of 3-month LIBOR plus 2.5% (6.4% at December 31,
2000); paid in full in 2001.	$ —	2,000,000

The Hongkong and Shanghai Banking Corporation, Limited, advances on
$2,000,000 credit line, due in full on January 31, 2002 including interest of
1.5% above the bank’s base lending rate (6.3% and 9.5% at December
31, 2001 and 2000, respectively), secured by nineteen (19)
Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate guarantee of Telesource
International, Inc. (see additional discussion).	2,000,000	2,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum, unsecured,
matures on January 31, 2003.	1,100,000	—

Bank of Hawaii loan, due in lump sum on April 15, 2002, interest payable monthly including interest of 0.5% above the Bank Base Rate,
(4.75% at December 31, 2001) secured by an irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of Kuwait guaranteed
by SHBC.	1,900,000	—

Bank of Hawaii loan, advances on credit line, due in full on July 1,
2002, including interest of 1.5 percent above Bank Base Rate,
(4.75% at December 31, 2001) secured by twenty-one (21)
Commonwealth Utilities Corporation negotiable promissory
notes valued at $3,780,000 and a corporate guarantee of
Telesource International, Inc.	1,500,000	—

Bank of Hawaii loan, advances on credit line, due in full on April 27,
2001, interest payable monthly at a rate of 6.25% per annum;
paid in full in 2001.	—	1,000,000

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(8)	Long-term Debt and Credit Arrangements, continued

Citytrust Bank loan, due in monthly payments of $21,262, including interest of 11.5% per annum through January 1, 2002; paid in full in 2001.	—	258,118

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit, which expires on May 17, 2002. Due in 90 days from date of
drawdown including interest of 11.5 percent per annum, secured by assignment of specific invoice from billing on the West Tinian
Airport Airside improvement project, guaranteed by Telesource
International Inc. and one of its officers (see additional discussion below).	1,000,000	—

Bank of Hawaii loan, advances on credit line, interest due monthly and principal due in full on May 31, 2001; including interest of 10.5%
per annum, paid in full in 2001.	—	1,890,000

Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in three installments of $1,000,000 on January 31, 2002 and $2,000,000 on March 31,
2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by
Sayed Hamid Behbehani and Sons Co., WLL (a related party) (see additional
discussion below).	$ 3,000,000	2,000,000

Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 to November 23, 2005. The note bears
interest at LIBOR plus 3 percent. The loan is guaranteed by Sayed
Hamid Behbehani and Sons Co., WLL (a related party). The schedule of maturities is detailed below. Should the Company default on an installment payment, the entire loan and accrued interest become due
and payable (see additional discussion below).	25,000,000	25,000,000

Notes payable to banks	35,500,000	34,148,118
Less current portion	15,500,000	7,127,493

Total long-term debt	$20,000,000	27,020,625

There were no unused credit line balances available at December 31, 2001. At December 31, 2001, there was $29,900,000 in total debt either guaranteed directly by SHBC or secured by an irrevocable letter of credit obtained by SHBC, $4,500,000 fully collateralized by lease and project receivables and $1,100,000 unsecured (Bent Marketing Limited loan maturing on January 31, 2003). As of March 31, 2002, there was $31,900,000 in total debt guaranteed by or supported by letters of credit obtained through SHBC, $2,500,000 fully collateralized by lease receivables and $1,100,000 unsecured.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(8)	Long-term Debt and Credit Arrangements, continued

The largest loan held by Telesource International, a $25,000,000 loan from the Commercial Bank of Kuwait is due in installments of principal as follows:

Payment Date	Principal Payment
February 18, 2002	$ 2,500,000
August 19, 2002	2,500,000
February 19, 2003	1,750,000
May 19, 2003	1,750,000
August 19, 2003	1,750,000
November 19, 2003	1,750,000
February 19, 2004	1,750,000
May 19, 2004	1,750,000
August 19, 2004	1,750,000
November 19, 2004	1,750,000
February 21, 2005	1,500,000
May 21, 2005	1,500,000
August 21, 2005	1,500,000
November 23, 2005	1,500,000

Total	$25,000,000

The Company’s debt agreements contain various covenants. The Company was in compliance with these covenants or had obtained waivers as of and for the year ended December 31, 2001.

Scheduled maturities of debt outstanding as of December 31, 2001 are as follows:

Year ending December 31,
2002	$15,500,000
2003	7,000,000
2004	7,000,000
2005	6,000,000

$35,500,000

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(8)	Long-term Debt and Credit Arrangements, continued

The Company has made the following debt repayments have occurred since January 1, 2002:

Description	Amount
The Hongkong and Shanghai Banking
Corporation debt due January 31, 2002	$2,000,000

Citytrust Bank loan due May 17, 2002	1,000,000

Kuwait Real Estate Bank loan with $1.0 million
due on January 31, 2002 and $2.0 million due
on March 31, 2002	3,000,000

Commercial Bank of Kuwait loan with $2.5
million due on February 18, 2002	2,500,000

Total debt reductions since
December 31, 2001	$8,500,000

The Company borrowed $5.3 million from SHBC during the first quarter of 2002 in order to make required payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait during the first quarter of 2002. The Company repaid this short-term facility to SHBC in April 2002 when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit through SHBC along with three promissory notes from the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002. The Company repaid the $2.0 million outstanding under the credit facility with the Hongkong and Shanghai Banking Corporation after first securing an extension to April 15, 2002.

(9)	Stockholder’s Equity

On December 31, 2001, 15,000,000 shares of the Company’s common stock were issued and outstanding.

In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit to the Company. Each warrant allowed SHBC to receive one share of the Company’s common stock at an exercise price of $1 per share. The warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company’s common stock being issued.

In January 2001, the Company’s Board of Directors adopted the 2001 Non-Employee Director’s Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(9)	Stockholder’s Equity, continued

In January 2001, the Company’s Board of Directors adopted the 2001 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

In January 2001, the Company’s Board of Directors adopted the 2001 Non-Qualified Stock Option Plan that provides for the issuance of non-qualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant.

On December 31, 2000, 13,000,000 shares of the Company’s common stock were issued and outstanding. The Company had 10,000,000 shares issued and outstanding for most of 2000 until the Company sold an additional 3,000,000 shares to its principal stockholder, SHBC, to settle $3.0 million in trade payables due to the same stockholder. The Company had no remaining debt owed to SHBC at December 31, 2000. During the years ended December 31, 1999, the Company had 10,000,000 shares of common stock issued and outstanding.

(10)	Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, earnings per share (“SFAS 128”), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	Years ended December 31,
	2001	2000	1999
Numerator — basic and diluted loss per share
— net loss	$(7,245,774)	(3,742,302)	(768,344)

Denominator — basic earnings per share — common
stock outstanding	13,849,315	10,356,164	10,000,000

Basic and diluted earnings per share	$(0.52)	(0.36)	(0.08)

Excluded 225,000 options which were anti-dilutive.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(11)	Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Derivative financial instruments — Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize exchange rate risk.

Fair value disclosures — The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, amounts included in investments and accruals meeting the definition of financial instruments and short-term debt approximate fair value.

Standby letters of credit and financial guarantees — In the ordinary course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $17 million at December 31, 2001. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(12)	Related-party Transactions

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now owns approximately 75.6% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed in writing to not bid projects within the United States and its possessions. Additionally, SHBC and SHBC’s majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note for $25,000,000 with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $3,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and SHBC’s majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. The $25,000,000 promissory note is used by Telesource to finance the construction activities on the power plant, the credit facility with the Kuwait Real Estate Bank is being used to finance the West Tinian Airport Expansion project and the letter of credit for the Bank of Hawaii is being used as project financing. Also see note 8.

Additionally, from time-to-time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(12)	Related-party Transactions, continued

In 1996, the Company was subcontracted by SHBC to build a radio relay station in the Commonwealth of Northern Mariana Islands for the United States Information Agency. The agreement between SHBC and the Company included payment to the Company on a monthly basis for all time and material plus a fee of 7.5% on local purchases and procurements. The radio relay station project was completed in early 1999, however, an addition to the radio relay station was approved and the Company was hired by SHBC to perform additional construction services on the radio relay station under the same terms as the original agreement. This project concluded in 2000.

The following table provides a summary of financial information related to all services provided to SHBC by the Company.

	Years ended December 31,
	2001	2000	1999
Construction revenues	$ —	851,912	2,180,683
Sales	256	197,845	181,118
Rental income	—	53,103	610,918
Service fees	—	31,625	204,628

Total related party revenues	$256	1,134,485	3,177,347

The following table summarizes all balances related to transactions with SHBC as of the end of each period.

	2001	2000
Accounts receivable	$ —	99,809
Accounts payable	—	698,875
Other current liabilities	125,000	125,000

The related party amounts recorded and disclosed in the consolidated financial statements are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

The Company held an investment in Telebond Insurance Corporation at December 31, 2001, in the amount of $126,500. The Company purchased insurance from Telebond and paid premiums of $23,566, $158,278 and $138,203 during the years ended December 31, 2001, 2000 and 1999, respectively. Telebond provides employment bonds along with bid, performance and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance and payment bonds for the Company are secured from third party vendors. The Company’s President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation’s board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

The Company paid legal fees to an employee and director of the Company in the amount of $84,000 during 1999. There were no legal fees paid to any employee or director of the Company during 2001 or 2000.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(13)	Income Taxes

Income tax expense consists of:

	Current	Deferred	Total
Year ended December 31, 2001:
U.S. Federal	$ —	—	—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	19,440	—	19,440

	$19,440	—	19,440

Year ended December 31, 2000:
U.S. Federal	$ —	—	—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	4,746	—	4,746

	4,746	—	4,746

The foreign tax was incurred in connection with the Company’s operations in Fiji and is based upon earnings within Fiji. The average tax rate on these earnings was 35%. In 2001, 2000 and 1999, the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Contribution carry over	$ 10,000	10,000
Net operating loss carryforwards	12,486,194	5,240,420

Total gross deferred tax assets	12,496,194	5,250,420

Less valuation allowance	(12,416,059)	(5,165,170)

Net deferred tax asset	80,135	85,250

Net deferred tax liability	$ (80,135)	(85,250)

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(13)	Income Taxes, continued

The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $12,416,059 and $5,165,170, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $7,250,889 and an increase of $1,150,789, respectively. The net deferred tax asset at December 31, 2001 and 2000 was also fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $22,000,000. The net operating loss carryforwards expire in the years 2017 through 2021.

(14)	Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2001 are:

Year ending December 31:
2002	$149,122
2003	81,377
2004	40,800
2005	10,000
2006 and thereafter	—

$281,299

Lease expense was $452,045, $410,848, and $181,726 for the years ended December 31, 2001, 2000, and 1999, respectively.

Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999 and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company’s business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 during 2000 and remaining at $270,000 per year until July 1, 2002. The payment of cash bonuses to Mr. Semikian will be at the Board’s discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family. The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002. Under the terms of the agreement, Mr. Zayed’s responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board’s discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the agreement with Mr. Curley is from April 1, 2001 to October 1, 2003. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company’s business. The Company has agreed to pay him an annualized base salary of $165,000 during the period from April 1, 2001 to October 31, 2001, and $175,000 from November 1, 2001 to October 1, 2003. The payment of cash bonuses to Mr. Curley will be at the Board’s discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(14)	Commitments and Contingencies, continued

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

(15)	Business Segment Information

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in 1998. Segments were determined based on products and services provided by each segment. Telesource has three operating segments: power generation and construction of power plants, trading, and construction services. Power generation activities did not commence until March 1999. The power generation and construction of power plants segment includes sales-type lease revenues recognized. There were no material amounts of transfers between segments. Any inter segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

	December 31, 2001
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$ 6,329,392	130,930	11,825,447	18,285,769
Interest income	—		32,829	32,829
Interest expense	2,250,000		149,145	2,399,145
Depreciation and amortization	4,125	35,785	371,515	411,425
Income tax expense	19,440			19,440
Net loss	(618,294)	(91,802)	(6,535,678)	(7,245,774)
Total capital expenditures	7,748	3,209	823,002	833,959
Total assets	14,655,720	3,788,569	5,577,238	24,021,527

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(15)	Business Segment Information, continued

	December 31, 2000
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$ 2,766,740	1,070,526	8,753,103	12,590,369
Interest income	5,279	—	120,460	125,739
Interest expense	2,360,162	—	66,802	2,426,964
Depreciation and amortization	1,309	31,537	403,332	436,178
Income tax expense	4,746	—	—	4,746
Net loss	(1,977,858)	(536,655)	(1,227,789)	(3,742,302)
Total capital expenditures	10,798	15,960	816,809	843,567
Total assets	14,486,727	5,693,348	10,316,113	30,496,188

	December 31, 1999
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$ 1,670,734	342,328	4,075,194	6,088,256
Interest income	—	—	250,707	250,707
Interest expense	457,332	—	674,889	1,132,221
Depreciation and amortization	—	20,338	343,451	363,789
Income tax expense	—	—	—	—
Net loss	(339,240)	(229,183)	(199,921)	(768,344)
Total capital expenditures	—	9,735	1,525,227	1,534,962
Total assets	16,997,862	45,751	5,842,394	22,886,007

SHBC represented 0%, 10.0%, and 83.4% of the Company’s consolidated revenues during 2001, 2000, and 1999, respectively. SHBC represented 0%, 10.0%, and 83.4% of the Company’s consolidated revenues during 2001, 2000, and 1999, respectively. Another customer, the Commonwealth Utilities Corporation, represented 12.5%, 17.7% and 27.4% of the Company’s consolidated revenues during 2001, 2000, and 1999, respectively. Another customer, the Commonwealth Ports Authority, represented 43.2%, 0% and 0% of the Company’s consolidated revenues during 2001, 2000 and 1999, respectively.

The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands in the amount of $2,276,792, $2,230,530, and $1,670,734 for 2001, 2000, and 1999, respectively. The construction revenues recognized for the expansion of two power plants in Fiji is included under the power generation segment and were $4,052,600, $536,210 and none for 2001, 2000 and 1999, respectively.

TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued December 31, 2001 and 2002

(15)	Business Segment Information, continued

Revenues from the Company’s related party, SHBC, were $256, $1,134,485, and $3,177,347 for 2001, 2000, and 1999, respectively. The revenues recognized from SHBC under the construction segment were none, $851,912, and $2,180,683 for 2001, 2000, and 1999, respectively. The revenues recognized from SHBC under the trading segment were $256, $197,845, and $181,118 for 2001, 2000, and 1999, respectively. The Company recognized $1,191,585 in construction revenues for a project to construct a radio broadcast station in Lebanon. All other revenues recognized within the construction segment for all periods presented were earned within in the Commonwealth of Mariana Islands. Rental income and service fees earned from SHBC were $0, $84,728 and $815,546 for 2001, 2000 and 1999, respectively.

Trading revenues generated by the Company’s Guam office were $130,205, $267,742 and $81,627 for 2001, 2000 and 1999, respectively. All other revenues recognized within the trading segment for all periods presented were earned at our location in Lombard, Illinois.

Long-lived assets located in the Commonwealth of the Northern Mariana Islands were $15,695,131 and $19,741,796, and $19,920,356 as of December 31, 2001, 2000, and 1999, respectively. The Company had no long-lived assets located in Fiji as of December 31, 2000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 annual meeting of stockholders. Information about the Company’s executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Ownership of Securities” is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions” is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 annual meeting of stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Telesource International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets—December 31, 2001 and 2000

Consolidated Statements of Operations—Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(a)(2) The following financial statement schedules are included in this Form 10-K report:

None.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Telesource during the last quarter of the year covered by this report.

ITEM 14(a)(3). EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following executive compensation plans and arrangements are listed as Exhibits in this Form 10-K:

     Employment Contract between K.J. Semikian and Telesource International, Inc.
     Employment Contract between Nidal Z. Zayed and Telesource International, Inc.
     Employment Contract between Bud Curley and Telesource International, Inc.
     Telesource International, Inc. 2000 Incentive Stock Option Plan
     Telesource International, Inc. 2000 Non-Qualified Stock Option Plan
     Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date April 11, 2002	TELESOURCE INTERNATIONAL, INC. (Registrant) By: /s/ K.J. Semikian —————————————— K.J. Semikian President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 11, 2002.

/s/ Ralph Beck ————————————— Ralph Beck	Chairman of the Board of Directors

/s/ K.J. Semikian ————————————— K.J. Semikian	Director, President and Chief Executive Officer

/s/ Nidal Z. Zayed ————————————— Nidal Z. Zayed	Director and Executive Vice President

/s/ Max Engler ————————————— Max Engler	Director

/s/ Jeffery Adams ————————————— Jeffery Adams	Director

/s/ Weston Marsh ————————————— Weston Marsh	Director

/s/ Ibrahim Ibrahim ————————————— Ibrahim Ibrahim	Director

/s/ Bud Curley ————————————— Bud Curley	Chief Financial Officer

41

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01	Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**

3.01	Certificate of Incorporation of Telesource International **

3.02	By-laws of Telesource International **

10.01	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**

10.02	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**

10.03	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**

10.04	Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**

10.06	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**

10.07	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees **

10.10	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**

10.10A	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001 (filed herewith)

10.11	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

10.12	Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc. )**

10.13	Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated January 21, 2000**

10.13A	Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated March 26, 2002 (filed herewith)

10.14	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

10.15	Employment Contract between K.J. Semikian and Telesource International, Inc.**

10.16	Employment Contract between Nidal Z. Zayed and Telesource International, Inc.**

10.17	Employment Contract between Bud Curley and Telesource International, Inc. (filed herein)

10.18	Adoption Agreement for Aetna Life Insurance and Annuity Company Standardized 401(k) Profit Sharing Plan and Trust between Aetna Life Insurance and Annuity Company and Commsource International, Inc. dated November 13, 1998**

10.19	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 3 dated May 11, 2001**

10.20	Telesource International, Inc. 2000 Incentive Stock Option Plan **

10.21	Telesource International, Inc. 2000 Non-Qualified Stock Option Plan **

10.22	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **

10.23	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. (filed herewith)

**	Previously filed on Form S-4 Declared Effective on August 13, 2001

42