Form 10-Q
period 2002-03-31
TELESOURCE INTERNATIONAL INC
filed 2002-05-20
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to

                         Commission file number - 0-2564

                     TELESOURCE INTERNATIONAL, INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                  59-3738614
     (State or other jurisdiction of          (IRS employer identification no.)
     incorporation or organization)

            860 Parkview Boulevard                           60148
  (Address of principal executive offices)                 (Zip code)

                                 (630) 620-4787
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of May 15, 2002.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.  Financial Information

          Item 1.  Financial Statements (unaudited except for December 31, 2001):

                   Condensed Consolidated Balance Sheets -
                   March 31, 2002 and December 31, 2001                                    2

                   Condensed Consolidated Statements of Operations -
                   three months ended March 31, 2002 and 2001                              3

                   Condensed Consolidated Statement of Shareholders' Equity -
                   three months ended March 31, 2002                                       4

                   Condensed Consolidated Statements of Cash Flows -
                   three months ended March 31, 2002                                       5

                   Notes to Condensed Consolidated Financial Statements                  6 - 13

          Item 2.  Management's Discussion and Analysis of                              14 - 17
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk              18

PART II.  Other Information

          Item 1.  Legal Proceedings                                                       18

          Item 6.  Exhibits and Reports on Form 8-K                                        18

                   Signatures                                                              19

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements which follow have been prepared by Telesource International, Incorporated ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Audit Report on Form 10-K.

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                      March 31,        December 31,
                               Assets                                   2002               2001
                                                                    ------------       ------------
Current assets:
    Cash and cash equivalents                                       $  4,324,231           204,752
    Accounts receivable                                                4,371,517         3,150,617
    Current portion of net investment in sales-type lease              1,508,123         1,473,229
    Costs and estimated earnings in excess of billings                 3,337,199         3,039,607
    Prepaid expenses and other current assets                          1,033,004           388,129
                                                                    ------------       -----------
                Total current assets                                  14,574,074         8,256,334
Net investment in sales-type lease-long term                          12,489,040        12,879,411
Property, plant and equipment, net                                     2,576,733         2,690,935
Other assets                                                             100,869           194,847
                                                                    ------------       -----------
                Total assets                                        $ 29,740,716        24,021,527
                                                                    ============       ===========
              Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                               $ 16,700,000        15,500,000
    Accounts payable                                                   8,760,484         3,443,127
    Accrued expenses                                                   2,388,507         3,123,074
    Billings in excess of costs and estimated earnings                    74,640           333,651
    Income taxes payable                                                  23,425            19,440
    Other current liabilities                                          2,823,527           168,504
                                                                    ------------       -----------
                Total current liabilities                             30,770,583        22,587,796
Long-term debt                                                        18,250,000        20,000,000
                                                                    ------------       -----------
                Total liabilities                                     49,020,583        42,587,796
                                                                    ------------       -----------
Stockholders' deficit:
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 15,000,000 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively                150,000           150,000
    Additional paid-in capital                                         5,797,225         5,797,225
    Accumulated deficit                                              (25,259,182)      (24,545,584)
    Accumulated comprehensive income (loss) -
       foreign currency translation                                       32,090            32,090
                                                                    ------------       -----------
                Total stockholders' deficit                          (19,279,867)      (18,566,269)
                                                                    ------------       -----------
Commitments and contingencies (note 14)
                Total liabilities and stockholders' deficit         $ 29,740,716        24,021,527
                                                                    ============       ===========

See accompanying notes to consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 2002 and 2001

                                                                      2002               2001
                                                                  ------------       -----------
Revenues:
    Construction revenues                                         $  4,447,751         2,818,938
    Construction revenues - related party                              421,969           194,015
    Construction revenues on power plants                                   --           464,297
    Service fees - power generation plant                              243,432           197,904
    Sales, net                                                         249,582            38,968
    Sales, net - related party                                           1,589                --
    Rental income                                                        1,935               160
    Finance lease revenue                                              334,523           366,297
                                                                  ------------       -----------

            Gross revenues                                           5,700,781         4,080,579

Costs and expenses:
    Construction costs                                               3,917,846         2,714,335
    Construction costs on power plants                                      --           430,047
    Operation and maintenance costs - power generation plant           336,274           291,545
                                                                  ------------       -----------

            Gross profit                                             1,446,661           644,652
                                                                  ------------       -----------

Operating expenses:
    Salaries and employee benefits                                     440,660           486,528
    Occupancy and equipment                                             87,108           148,133
    General and administrative                                       1,179,426           855,390
                                                                  ------------       -----------

            Total operating expenses                                 1,707,194         1,490,051
                                                                  ------------       -----------

            Operating loss                                            (260,533)         (845,399)
                                                                  ------------       -----------

Other income (expense):
    Interest income                                                          2            14,602
    Interest expense                                                  (458,177)         (706,196)
    Other income, net                                                    5,110             1,083
                                                                  ------------       -----------

            Total other expense                                       (453,065)         (690,511)
                                                                  ------------       -----------

            Loss before income taxes                                  (713,598)       (1,535,910)

Income tax expense                                                          --            11,465
                                                                  ------------       -----------

            Net loss                                              $   (713,598)       (1,547,375)
                                                                  ============       ===========

Basic and diluted net loss per share                              $      (0.05)            (0.12)
                                                                  ============       ===========

Weighted average shares outstanding                                 15,000,000        13,000,000
                                                                  ============       ===========

See accompanying notes to consolidated financial statements.

                TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss)

       Three months ended March 31, 2002 and year ended December 31, 2001

                                       Common stock                                    Accumulated
                                  ----------------------   Additional                      other        Accumulated        Total
                                                   Par      paid-in     Accumulated    comprehensive   comprehensive   stockholders'
                                    Shares        value     capital       deficit      income (loss)   income (loss)      deficit
                                  ----------    --------   ----------   -----------    -------------   -------------   -------------
Balance at December 31, 2000      13,000,000    $130,000   3,817,225    (17,299,810)                     (181,057)     (13,533,642)
Exercise of 2,000,000 warrants
    for common stock at
    $1 per share                   2,000,000      20,000   1,980,000             --             --             --        2,000,000
Net loss                                  --          --          --     (7,245,774)    (7,245,774)            --       (7,245,774)
Foreign currency translation
    adjustment                            --          --          --             --        213,147        213,147          213,147
                                  ----------    --------   ---------    -----------     ----------       --------      -----------
Comprehensive income (loss)                                                             (7,032,627)
                                                                                        ----------
Balance at December 31, 2001      15,000,000     150,000   5,797,225    (24,545,584)                       32,090      (18,566,269)
                                  ----------    --------   ---------    -----------                      --------      -----------

Net loss                                                                   (713,598)      (713,598)                       (713,598)
                                  ----------    --------   ---------    -----------     ----------       --------      -----------
Comprehensive income (loss)                                                               (713,598)
                                                                                        ==========
Balance at March 31, 2002         15,000,000    $150,000   5,797,225    (25,259,182)                       32,090      (19,279,867)
                                  ==========    ========   =========    ===========                      ========      ===========

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                                                                     2002            2001
                                                                                 ------------     ----------
      Cash flows from operating activities:
          Net loss                                                               $   (713,598)    (1,547,375)
          Adjustments to reconcile net loss to net
             cash used in operating activities:
                Depreciation and amortization                                         124,738        154,797
                Changes in assets and liabilities:
                   Receivables                                                     (1,220,900)     7,702,764
                   Other current assets                                              (644,875)       (25,820)
                   Costs and estimated earnings in excess of billings                (556,603)    (2,692,459)
                   Net investment in sales-type lease                                 355,477        323,703
                   Other assets                                                        93,978         36,922
                   Accounts payable                                                 5,317,357     (4,241,352)
                   Accrued expenses                                                  (734,567)      (240,648)
                   Income taxes payable                                                 3,985        (11,051)
                   Other liabilities                                                2,655,023        333,827
                                                                                 ------------     ----------
                         Net cash provided by (used in) operating activities        4,680,015       (206,692)
                                                                                 ------------     ----------
      Cash flows from investing activities:
          Capital expenditures                                                        (10,536)      (650,600)
                                                                                 ------------     ----------
                         Net cash used in investing activities                        (10,536)      (650,600)
                                                                                 ------------     ----------
      Cash flows from financing activities:
          Proceeds from borrowings                                                   (550,000)     1,053,111
                                                                                 ------------     ----------
                         Net cash provided by (used in) financing activities         (550,000)     1,053,111
                                                                                 ------------     ----------
                         Net increase (decrease) in cash and cash equivalents       4,119,479        195,819
      Cash and cash equivalents at beginning of year                                  204,752      1,038,975
                                                                                 ------------     ----------
      Cash and cash equivalents at end of year                                   $  4,324,231      1,234,794
                                                                                 ============     ==========
      Supplemental disclosure:
          Cash paid during the quarter for interest                              $    995,281        747,274
          Cash paid during the quarter for income taxes                                    --             --
      Proceeds from Borrowings                                                      9,550,000      1,110,000
      Payments of Principal                                                       (10,100,000)       (56,889)

See accompanying notes to consolidated financial statements.

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

1. Description of Business

      Telesource International, Inc. ("Telesource" or the "Company") was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC"), a Kuwait-based civil, electrical and mechanical construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. The Company's facility in Lombard, Illinois, annually handles the procurement, export and shipping of several millions of dollars worth of U.S. fabricated products for use by the Company's subsidiaries or for resale to customers outside of the mainland.

      The Company conducts its operations through three subsidiaries. The Company's Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company's energy conversion facilities in the Commonwealth of Mariana Islands and operates a branch office in Guam to take advantage of future opportunities. The Company's second subsidiary, Commsource International, is an international export company that facilitates the purchase of equipment in the U.S. The Company's third subsidiary, Telesource Fiji, Ltd., handles the Company's construction activities in Fiji.

      Telesource has three main operating segments: construction services, brokerage of goods and services, and power generation and construction of power plants. The power generation activities commenced in March 1999.

      During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group, is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the NASD Over The Counter Bulletin Board in October 2001, under ticker symbol "TSCI"

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2001 Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2001 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and the changes in shareholders' equity for the three months ended March 31, 2002. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity

      As of March 31, 2002, the Company's current liabilities exceeded its current assets by $16,196,509, and the Company had a total stockholders' deficit of $25,259,182. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required. SHBC has agreed to guarantee certain of the Company's obligations, and if necessary, repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At March 31, 2002, the Company had $34,950,000 in debt outstanding, $16,700,000 of which is due and payable within the next twelve months.

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

      The Company accounts for its leasing activities in accordance with the requirements of Statement of Accounting Financial Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee's customers. To the extent that variable payments based on kilowatt hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned.

      The Company also receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

      Revenue from the Company's brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company's customer and the risk of loss is borne by the customer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on January 1, 2002 and it did not affect the financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company adopted SFAS No. 142 as required on January 1, 2002 and it did not affect the financial statements.

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively.

SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value less cost to sell. The Company adopted SFAS 144 as required on January 1, 2002 and it did not affect the financial statements.

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

                                                                                        March 31,             December 31,
                                                                                           2002                   2001
                                                                                        ---------             ------------

   The Hongkong and Shanghai Banking Corporation, Limited, advances on $2,000,000 credit line, due in full on January 31, 2002 including interest of 1.5% above the bank's base lending rate
      (6.3% and 9.5% at December 31, 2001 and 2000, respectively), secured by nineteen (19) Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate
      guarantee of Telesource International, Inc.                                               --              2,000,000

   Bent Marketing Limited loan, bearing interest of 7.0% per annum,
      unsecured and maturing on January 31, 2003.                                        1,100,000              1,100,000

   Bank of Hawaii loan, due in lump sum on April 15, 2002, interest payable monthly including interest of 0.5% above the Bank Base
      Rate (4.75% at December 31, 2001), secured by a irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of
      Kuwait, guaranteed by SHBC. (See discussion below regarding an
      extension on this credit line).                                                    1,900,000              1,900,000

   Bank of Hawaii loan, advances on credit line, due in full on
      July 1, 2002, including interest of 1.5 percent above Bank Base
      Rate (4.75% at December 31, 2001), secured by twenty-one (21)
      Commonwealth Utilities Corporation negotiable promissory notes valued at $3,780,000 and a corporate guarantee of Telesource
      International, Inc.                                                                1,500,000              1,500,000

   The Hongkong and Shanghai Banking Corporation, Limited, advances on $7,500,000 credit line, due in full on November 2, 2002 or upon demand including interest of 0.5% above the bank's base lending rate (6.3% and 6.3% at March 31, 2002 and December 31,
      2001, respectively), secured by irrevocable standby letter of
      credit and a corporate guarantee of Telesource International, Inc.                 7,500,000              1,500,000

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements, continued

   City trust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on May 17, 2002. Due in 90 days from date of drawdown including interest of 11.5 percent per annum,
      secured by assignment of specific invoice from billing on the
      West Tinian Airport Airside improvement project, guaranteed by
      Telesource International Inc. and one of its officers                   450,000     1,000,000

   Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31, 2002 and
      $2,000,000 on March 31, 2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and
      Sons Co., WLL (a related party)                                              --     3,000,000

   Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3 percent. The loan is
      guaranteed by Sayed Hamid Behbehani and Sons Co., WLL (a related party). Should the Company default on an installment payment, the
      entire loan and accrued interest become due and payable              22,500,000    25,000,000
                                                                          -----------    ----------

             Notes payable to banks                                        34,950,000    35,500,000

   Less current portion                                                    16,700,000    15,500,000
                                                                          -----------    ----------

                Total long-term debt                                      $18,250,000    20,000,000
                                                                          ===========    ==========

      In April 2002, the Company renewed the $1.9 million credit line with the Bank of Hawaii which was scheduled to mature on April 15, 2002. This credit line was renewed by the Bank of Hawaii and will mature on August 13, 2002. The Company also renewed the credit line with City Trust Bank which will now mature on September 30, 2002.

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

4.    Shareholders' Equity:

      On March 31, 2002, 15,000,000 shares of the Company's common stock were issued and outstanding. In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit for one year to be used by the Company as it sees fit in exchange for the warrants which allow SHBC to exercise the warrants and receive one share of the Company's common stock for each warrant. The exercise price for the warrants was $1 per share and the warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company's common stock being issued.

      In January 2001, the Company's Board of Directors adopted the 2001 Non-Employee Director's Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 285,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

      In January 2001, the Company's Board of Directors adopted the 2001 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 888,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

      In January 2001, the Company's Board of Directors adopted the 2001 Non-Qualified Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 27,000 shares of common stock were reserved for issuance, are granted at less than fair market value, become exercisable immediately on the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

5.    Earnings Per Share:

      In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

      Three Months Ended March 31                                   2002           2001
                                                                 ----------     ------------
      NUMERATOR - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
             Net loss                                            $ (713,598)    $ (1,547,375)
                                                                 ==========     ============
      DENOMINATOR - BASIC EARNINGS PER SHARE
             Weighted average common stock outstanding           15,000,000       13,000,000
                                                                 ==========     ============
      Basic and diluted loss per share                           $    (0.05)    $      (0.12)
                                                                 ==========     ============

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

6.    Commitments and Contingent Liabilities:

      Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999 and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999 and 1998 increased to $270,000 during 2000 and to remain at $270,000 per year until July 1, 2002. The payment of cash bonuses to Mr. Semikian will be at the Board's discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family. The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002. Under the terms of the agreement, Mr. Zayed's responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board's discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the agreement with Mr. Curley is from April 1, 2001 to October 1, 2003. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $165,000 during April 1, 2001 to October 31, 2001 and then increased to $175,000 from November 1, 2001 to October 1, 2003. The payment of cash bonuses to Mr. Curley will be at the Board's discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

      The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

7.    Business Segment Information:

      The Company adopted "SFAS No. 131", Disclosure About Segments of an Enterprise and Related Information, in 1998. Segments were determined based on products and services provided by each segment. Telesource has three operating segments: power generation and construction of power plants, trading and construction services. The power generation and construction of power plants segment includes sales-type lease revenues recognized. There were no material amounts of transfers between segments. Any intersegment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                                           March 31, 2002
                                     ------------------------------------------------------------
                                     Power Generation and
                                        Construction of
                                          Power Plants      Trading     Construction        Total
                                     --------------------   -------     ------------        -----
      Revenue                             $   577,955       250,361       4,872,465       5,700,781
      Interest income                              --            --               2               2
      Interest expense                        447,948            --          10,229         458,177
      Depreciation and amortization             1,031         4,576          80,034          85,641
      Income tax expense                           --            --              --              --
      Net income/(loss)                       225,641      (283,874)       (655,365)       (713,598)
      Total capital expenditures                   --            --          10,536          10,536
      Total assets                         14,309,987     3,504,695      11,926,034      29,740,716

                          TELESOURCE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

7. Business Segment Information, continued

                                                               March 31, 2001
                                       -------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading     Construction        Total
                                       ----------------    -----------   ------------     ----------
      Revenue                              $ 1,028,498         38,968      3,020,952       4,088,418
      Interest income                               --             --         14,602          14,602
      Interest expense                         705,950            246             --         706,196
      Depreciation and amortization                 --          9,305        145,492         154,797
      Income tax expense                        11,465             --             --          11,465
      Net income/(loss)                        293,932       (159,304)    (1,682,003)     (1,547,375)
      Total capital expenditures                    --             --        568,926         568,926
      Total assets                          14,780,659      2,026,211      8,634,110      25,440,980

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001

Revenues

The consolidated operating results for the three months ended March 31, 2002 and 2001 and the consolidated balance sheet as of March 31, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 40.0% to $4.9 million from $3.0 million for the three months ended March 31, 2002 and 2001, respectively. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 8.7% and 6.4% of total construction revenues for the three months ended March 31, 2002 and 2001, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants decreased to none for the three months ended March 31, 2002 as compared to $464,297 for the same period during 2001. These revenues during 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji. The project in Fiji was completed during 2001.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 23.0% to $243,432 from $197,904 for the three months ended March 31, 2002 and 2001, respectively. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of a local hotel and casino connecting to the local power grid in late 2001. The average monthly amounts billed for the first three months of 2002 was $81,144 as compared to the average monthly amount billed for same period in 2001 in the amount of $65,968. Service fees are expected to grow in future periods due to an expected increase in tourist arrivals on Tinian after the completion of the Tinian airport runway during 2002.

Sales Revenues. Sales revenues net of costs, including related party sales, increased to $251,171 from $38,968 for the three months ended March 31, 2002 and 2001, respectively. Sales to third party customers increased from $38,968 for the three months ended March 31, 2001 to $249,582 for the same period in 2002. Related party sales were $1,589 and none for the three months ended March 31, 2002 and 2001, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $1,935 from $160 for the three months ended March 31, 2002 and 2001, respectively. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 8.7% to $334,523 from $366,297 for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 44.3% to $3.9 million from $2.7 million for the three months ended March 31, 2002 and 2001, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project on Tinian. Construction costs as a percentage of construction revenues were 80.4% and 90.1% for the three months ended March 31, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first quarter of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.. The weather delay and the delay in the processing of Telesource's invoices occurred during the first quarter of 2001 and were identified in connection with management's quarterly project review process.

Construction Costs on Power Plants. Construction costs on power plants decreased to none for the first three months of 2002 as compared to $430,047 for the same period during 2001. The construction costs on power plants recognized during 2001 were incurred on the expansion of two power plants in Fiji. This project was completed in late 2001.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 15.3% to $336,274 from $291,545 for the three months ended March 31, 2002 and 2001, respectively. The growth in operations and maintenance costs - power generation plant is due to increased costs incurred in operating the power plant. These costs increases are related to additional staffing required to operate the plant and increased operational and maintenance fees associated with the increase in the actual amounts of power produced. Operational and maintenance fees are tied directly to the amount of usage the power generation engines experience. Power produced during the three months ended March 31, 2002 and 2001 were 12.2 million kilo-watt hours and 9.9 kilo-watt hours, respectively. Operations and maintenance costs - power generation plant as a percent of service fees - power generation plant were 138.1% and 147.3% for the three months ended March 31, 2002 and 2001, respectively. Operations and maintenance costs - power generation plant exceed service fees - power generation plant due to low demand for power at the present time. Current demand levels have increased 23.0% during the first three months of 2001 as compared to the same period in 2000 as a result of a hotel and casino connecting to the local power grid. The ratio of operations and maintenance costs - power generation plant as a percent of service fees - power generation plant is expected to improve in future periods due to expected increases in the amount of power required by the island of Tinian. The expected increase is due to an expected increase in demand upon completion of the airport runway expansion. The airport expansion is expected to lead to an increase in tourism on the island of Tinian.

Salaries and Employee Benefits. Salaries and employee benefits decreased 9.4% to $440,660 from $486,528 for the three months ended March 31, 2002 and 2001, respectively. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and will include labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses decreased 41.2% to $87,108 from $148,133 for the three months ended March 31, 2002 and 2001, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 37.9% to $1.2 million from $855,390 for the three months ended March 31, 2002 and 2001, respectively. The increase is attributed primarily to additional gross revenue taxes incurred on the increased revenues along with banking fees incurred in establishing letters of credit to secure bonding for the prison project on Saipan and letters of credit used to renew or replace maturing debt.

Other Expense, Net. Other expense decreased 34.4% to $453,065 from $690,511 for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Income Tax Expense. Income tax expense was none and $11,465 for the three months ended March 31, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project which was completed in late 2001. Telesource had a net operating loss carryforwards at March 31, 2002 of approximately $22,300,000.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at March 31, 2002:

          Contracts as of December 31, 2001                         $ 9,615,813
          New contracts and change orders added during the first
             Three months of 2002                                    17,738,753
                                                                    -----------

                                                                     27,354,566

          Less: Contract revenue for the three months ended
                       March 31, 2002                                 4,869,720
                                                                    -----------

          Balance at March 31, 2002                                 $22,484,846
                                                                    ===========

Liquidity and Capital Resources

Since 1994, the Company's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2000, 13,000,000 shares of Telesource International's common stock were issued and outstanding. On June 29, 2001, SHBC exercised the 2,000,000 warrants it held for the purchase of Telesource International common stock at $1.00 per share. As of May 15, 2002, Telesource International has 15,000,000 shares of common stock issued and outstanding.

Cash provided by (used in) operating activities during the three months ended March 31, 2002 and 2001 were $4.7 million and $(206,692), respectively. The Company recognized a significant increase on accounts payables during the three months ended March 31, 2002. There was a $5.3 million increase in accounts payable during the quarter while cash increased by $4,119,479 during the same period.

Cash used in investing activities was $10,536 for the three months ended March 31, 2002 as compared to net cash used in investing activities of $650,600 for the same period in 2000. The cash used in investing activities was used in the purchase of equipment to be used on projects.

Cash used in financing activities generated $550,000 for the three months ended March 31, 2001 as compared to cash generated of $1.1 million for the same period in 2000. The cash generated by financing during 2001 came from additional borrowings.

Telesource International had a working capital deficit of $16.2 million at March 31, 2002 and $14.3 million at December 31, 2001.

The Company borrowed $5.3 million from SHBC during the first quarter of 2002 in order to make required debt payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait which came due during the first quarter of 2002. The Company repaid this short-term facility to SHBC in April 2002 when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit from SHBC along with three promissory notes on the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002. After first securing an extension to April 15, 2002, the Company repaid the $2.0 million credit facility with the Hongkong and Shanghai Banking Corporation that was originally due on January 31, 2002, with the proceeds from the $7.5 million credit line.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of March 31, 2002. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after January 31, 2003.

To address the its working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource has engaged an investment banking firm, Fletcher Spaght, Inc. of Boston, to assist Telesource in identifying the appropriate type of offering and amount to be raised during 2002.

Telesource International currently expects that its existing cash balances along with credit lines established in 2002 together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months. Telesource International had a $17 million credit line committed from the Gulf Bank for the prison project at December 31, 2001. The prison project was awarded in March 2002 and the project-related credit line from the Gulf Bank was finalized in March 2002. This credit line is to be used for securing us treasury listed bonds for the project.

While Telesource International believes it has sufficient financing for its current working capital needs, Telesource is considering bidding on additional projects in addition to the current backlog. There can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations thereafter. Telesource International may seek to raise additional capital in 2002 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of March 31, 2002 and December 31, 2001, the Registrant had total debt obligations, including current and long-term obligations, totaling $34.9 million and $35.5 million, respectively. Of these amounts, fixed rate obligations totaled $1.5 million and $2.1 million, and variable rate obligations totaled $33.4 million and $33.4 million, as of March 31, 2002 and December 31, 2001, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $334,000 higher in 2002 and 2001 based on the respective outstanding balances of variable rate obligations at March 31, 2002 and December 31, 2001. The Registrant has no interest rate swap or exchange agreements.

0% and 3.6% of the Registrant's gross revenues for the three months ended March 31, 2002 and March 31, 2001, respectively, were denominated in currencies other than the U.S. All contracts currently underway for the Registrant are denominated in the U.S. Dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

PART II. Other Information

Item 1. Legal Proceedings

      The Company is currently not a party to any material legal proceedings

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            There are no exhibits to be filed with Form 10-Q.

      (b)   Reports on Form 8-K

            There were no reports filed on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Telesource International, Inc.
                                           -------------------------------------
                                           (Registrant)


                         Date              /s/ K.J. Semikian
                                           -------------------------------------
                         May 20, 2002      K.J. Semikian
                                           President and Chief Executive Officer


                                           /s/ Bud Curley
                                           -------------------------------------
                                           Bud Curley
                                           Chief Financial Officer