Form 10-Q/A
period 2002-03-31
TELESOURCE INTERNATIONAL INC
filed 2002-06-10
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.  Financial Information

          Item 1.  Financial Statements (unaudited except for December 31, 2001):

                   Condensed Consolidated Balance Sheets -
                   March 31, 2002 and December 31, 2001                                    2

                   Condensed Consolidated Statements of Operations -
                   three months ended March 31, 2002 and 2001                              3

                   Condensed Consolidated Statement of Shareholders' Equity -
                   three months ended March 31, 2002 and year ended                        4
                   December 31, 2001

                   Condensed Consolidated Statements of Cash Flows -
                   three months ended March 31, 2002 and 2001                              5

                   Notes to Condensed Consolidated Financial Statements                  6 - 13

          Item 2.  Management's Discussion and Analysis of                              14 - 17
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk              18

PART II.  Other Information

          Item 1.  Legal Proceedings                                                       18

          Item 6.  Exhibits and Reports on Form 8-K                                        18

                   Signatures                                                              19

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements which follow have been prepared by Telesource International, Incorporated ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                      March 31,        December 31,
                               Assets                                   2002               2001
                                                                    ------------       ------------
Current assets:
    Cash and cash equivalents                                       $  4,324,231           204,752
    Accounts receivable                                                4,371,517         3,150,617
    Current portion of net investment in sales-type lease              1,508,123         1,473,229
    Costs and estimated earnings in excess of billings                 3,337,199         3,039,607
    Prepaid expenses and other current assets                          1,033,004           388,129
                                                                    ------------       -----------
                Total current assets                                  14,574,074         8,256,334
Net investment in sales-type lease-long term                          12,489,040        12,879,411
Property, plant and equipment, net                                     2,576,733         2,690,935
Other assets                                                             100,869           194,847
                                                                    ------------       -----------
                Total assets                                        $ 29,740,716        24,021,527
                                                                    ============       ===========
              Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                               $ 15,600,000        15,500,000
    Accounts payable                                                   8,760,484         3,443,127
    Accrued expenses                                                   2,388,507         3,123,074
    Billings in excess of costs and estimated earnings                    74,640           333,651
    Income taxes payable                                                  23,425            19,440
    Other current liabilities                                          2,823,527           168,504
                                                                    ------------       -----------
                Total current liabilities                             29,670,583        22,587,796
Long-term debt                                                        19,350,000        20,000,000
                                                                    ------------       -----------
                Total liabilities                                     49,020,583        42,587,796
                                                                    ------------       -----------
Stockholders' deficit:
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 15,000,000 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively                150,000           150,000
    Additional paid-in capital                                         5,797,225         5,797,225
    Accumulated deficit                                              (25,259,182)      (24,545,584)
    Accumulated comprehensive income (loss) -
       foreign currency translation                                       32,090            32,090
                                                                    ------------       -----------
                Total stockholders' deficit                          (19,279,867)      (18,566,269)
                                                                    ------------       -----------
Commitments and contingencies (note 6)
                Total liabilities and stockholders' deficit         $ 29,740,716        24,021,527
                                                                    ============       ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

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
                                                                  ============       ===========

See accompanying notes to condensed consolidated financial statements.

                TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  Condensed Consolidated Statements of Stockholders' Deficit and Comprehensive
                                 Income (Loss)

       Three months ended March 31, 2002 and year ended December 31, 2001

                                       Common stock                                    Accumulated
                                  ----------------------   Additional                      other        Accumulated        Total
                                                   Par      paid-in     Accumulated    comprehensive   comprehensive   stockholders'
                                    Shares        value     capital       deficit      income (loss)   income (loss)      deficit
                                  ----------    --------   ----------   -----------    -------------   -------------   -------------
Balance at December 31, 2000      13,000,000    $130,000   3,817,225    (17,299,810)                     (181,057)     (13,533,642)
Exercise of 2,000,000 warrants
    for common stock at
    $1 per share                   2,000,000      20,000   1,980,000             --             --             --        2,000,000
Net loss                                  --          --          --     (7,245,774)    (7,245,774)            --       (7,245,774)
Foreign currency translation
    adjustment                            --          --          --             --        213,147        213,147          213,147
                                  ----------    --------   ---------    -----------     ----------       --------      -----------
Comprehensive loss                                                                      (7,032,627)
                                                                                        ----------
Balance at December 31, 2001      15,000,000     150,000   5,797,225    (24,545,584)                       32,090      (18,566,269)
                                  ----------    --------   ---------    -----------                      --------      -----------

Net loss                                                                   (713,598)      (713,598)                       (713,598)
                                  ----------    --------   ---------    -----------     ----------       --------      -----------
Comprehensive loss                                                                        (713,598)
                                                                                        ==========
Balance at March 31, 2002         15,000,000    $150,000   5,797,225    (25,259,182)                       32,090      (19,279,867)
                                  ==========    ========   =========    ===========                      ========      ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                                                                     2002            2001
                                                                                 ------------     ----------
      Cash flows from operating activities:
          Net loss                                                               $   (713,598)    (1,547,375)
          Adjustments to reconcile net loss to net
             cash used in operating activities:
                Depreciation and amortization                                         124,738        154,797
                Changes in assets and liabilities:
                   Receivables                                                     (1,220,900)     7,702,764
                   Other current assets                                              (644,875)       (25,820)
                   Costs and estimated earnings in excess of billings                (556,603)    (2,692,459)
                   Net investment in sales-type lease                                 355,477        323,703
                   Other assets                                                        93,978         36,922
                   Accounts payable                                                 5,317,357     (4,241,352)
                   Accrued expenses                                                  (734,567)      (240,648)
                   Income taxes payable                                                 3,985        (11,051)
                   Other liabilities                                                2,655,023        333,827
                                                                                 ------------     ----------
                         Net cash provided by (used in) operating activities        4,680,015       (206,692)
                                                                                 ------------     ----------
      Cash flows from investing activities:
          Capital expenditures                                                        (10,536)      (650,600)
                                                                                 ------------     ----------
                         Net cash used in investing activities                        (10,536)      (650,600)
                                                                                 ------------     ----------
      Cash flows from financing activities:
          Proceeds from Borrowings                                                  9,550,000      1,110,000
          Payments of Principal                                                   (10,100,000)       (56,889)
                                                                                 ------------     ----------
                         Net cash provided by (used in) financing activities         (550,000)     1,053,111
                                                                                 ------------     ----------
                         Net increase (decrease) in cash and cash equivalents       4,119,479        195,819
      Cash and cash equivalents at beginning of period                                204,752      1,038,975
                                                                                 ------------     ----------
      Cash and cash equivalents at end of period                                 $  4,324,231      1,234,794
                                                                                 ============     ==========
      Supplemental disclosure:
          Cash paid during the period for interest                               $    995,281        747,274
          Cash paid during the period for income taxes                                     --             --

See accompanying notes to condensed consolidated financial statements.

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

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

      During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group, is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the National Association of Securities Dealers ("NASD") and Telesource was approved for listing on the NASD Over The Counter Bulletin Board in October 2001, under ticker symbol "TSCI"

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2001 Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2001 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations and cash flows for the three months ended March 31, 2002 and 2001, and the changes in shareholders' equity for the three months ended March 31, 2002. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity

      As of March 31, 2002, the Company's current liabilities exceeded its current assets by $15,096,509, and the Company had a total stockholders' deficit of $25,259,182. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required. SHBC has agreed to guarantee certain of the Company's obligations, and if necessary, repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At March 31, 2002, the Company had $34,950,000 in debt outstanding, $15,600,000 of which is due and payable within the next twelve months.

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

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill or other intangible assets should be tested for impairment upon adoption. The Company adopted SFAS No. 142 as required on January 1, 2002 and it did not affect the financial statements.

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

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

                                                                                        March 31,             December 31,
                                                                                           2002                   2001
                                                                                        ---------             ------------

   The Hongkong and Shanghai Banking Corporation, Limited, advances on $2,000,000 credit line, due in full on January 31, 2002 including interest of 1.5% above the bank's base lending rate
      (6.3% and 9.5% at December 31, 2001 and 2000, respectively), secured by nineteen (19) Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate
      guarantee of Telesource International, Inc.                                               --              2,000,000

   Bent Marketing Limited loan, bearing interest of 7.0% per annum,
      unsecured and maturing on December 31, 2003.                                       1,100,000              1,100,000

   Bank of Hawaii loan, due in lump sum on April 15, 2002, interest payable monthly including interest of 0.5% above the Bank Base
      Rate (4.75% at December 31, 2001), secured by a irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of
      Kuwait, guaranteed by SHBC. (See discussion below regarding an
      extension on this credit line).                                                    1,900,000              1,900,000

   Bank of Hawaii loan, advances on credit line, due in full on
      July 1, 2002, including interest of 1.5 percent above Bank Base
      Rate (4.75% at December 31, 2001), secured by twenty-one (21)
      Commonwealth Utilities Corporation negotiable promissory notes valued at $3,780,000 and a corporate guarantee of Telesource
      International, Inc.                                                                1,500,000              1,500,000

   The Hongkong and Shanghai Banking Corporation, Limited, advances on $7,500,000 credit line, due in full on November 2, 2002 or upon demand including interest of 0.5% above the bank's base lending rate (6.3% and 6.3% at March 31, 2002 and December 31,
      2001, respectively), secured by irrevocable standby letter of
      credit and a corporate guarantee of Telesource International, Inc.                 7,500,000                      0

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements, continued

   City trust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on May 17, 2002. Due in 90 days from date of drawdown including interest of 11.5 percent per annum,
      secured by assignment of specific invoice from billing on the
      West Tinian Airport Airside improvement project, guaranteed by
      Telesource International Inc. and one of its officers                   450,000     1,000,000

   Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31, 2002 and
      $2,000,000 on March 31, 2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and
      Sons Co., WLL (a related party)                                              --     3,000,000

   Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3 percent. The loan is
      guaranteed by Sayed Hamid Behbehani and Sons Co., WLL (a related party). Should the Company default on an installment payment, the
      entire loan and accrued interest become due and payable              22,500,000    25,000,000
                                                                          -----------    ----------

             Notes payable to banks                                        34,950,000    35,500,000

   Less current portion                                                    15,600,000    15,500,000
                                                                          -----------    ----------

                Total long-term debt                                      $19,350,000    20,000,000
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

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

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
                                                                 ==========     ============

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

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

                                                           March 31, 2002
                                     ------------------------------------------------------------
                                     Power Generation and
                                        Construction of
                                          Power Plants      Trading     Construction        Total
                                     --------------------   -------     ------------        -----
      Revenue                             $   577,955       250,361       4,872,465       5,700,781
      Interest income                              --            --               2               2
      Interest expense                        447,948            --          10,229         458,177
      Depreciation and amortization             1,031         4,576         119,131         124,738
      Income tax expense                           --            --              --              --
      Net income/(loss)                       225,641      (283,874)       (655,365)       (713,598)
      Total capital expenditures                   --            --          10,536          10,536
      Total assets                         14,309,987     3,504,695      11,926,034      29,740,716

                          TELESOURCE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

7. Business Segment Information, continued

                                                               March 31, 2001
                                       -------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading     Construction        Total
                                       ----------------    -----------   ------------     ----------
      Revenue                              $ 1,028,498         39,128      3,012,953       4,080,579
      Interest income                               --             --         14,602          14,602
      Interest expense                         705,950            246             --         706,196
      Depreciation and amortization                 --          9,305        145,492         154,797
      Income tax expense                        11,465             --             --          11,465
      Net income/(loss)                        293,932       (159,304)    (1,682,003)     (1,547,375)
      Total capital expenditures                    --             --        650,600         650,600
      Total assets                          14,780,659      2,026,211      8,634,110      25,440,980

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

Cash used in investing activities was $10,536 for the three months ended March 31, 2002 as compared to net cash used in investing activities of $650,600 for the same period in 2001. The cash used in investing activities was used in the purchase of equipment to be used on projects.

Cash used in financing activities generated $550,000 for the three months ended March 31, 2001 as compared to cash generated of $1.1 million for the same period in 2001. The cash generated by financing during 2001 came from additional borrowings.

Telesource International had a working capital deficit of $15.1 million at March 31, 2002 and $14.3 million at December 31, 2001.

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

                                           Telesource International, Inc.
                                           -------------------------------------
                                           (Registrant)


                         Date              /s/ K.J. Semikian
                                           -------------------------------------
                        June 10, 2002      K.J. Semikian
                                           President and Chief Executive Officer


                                           /s/ Bud Curley
                                           -------------------------------------
                                           Bud Curley
                                           Chief Financial Officer