Form 10-K/A
period 2001-12-31
TELESOURCE INTERNATIONAL INC
filed 2002-07-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NUMBER 0-2564

                         TELESOURCE INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                          6770                  59-3671568
State or other jurisdiction of   PRIMARY STANDARD INDUSTRIAL   I.R.S. Employer
Incorporation or organization    CLASSIFICATION CODE NUMBER   Identification No.

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (630) 620-4787

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (Title of each class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2001 was approximately $5,205,000.


Number of shares of $0.01 par value Common Stock outstanding as of the close of business on July 12, 2002: 15,000,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1.   Business

            General .........................................................  3

            The Business ....................................................  3

            Competition .....................................................  8

            Employees ....................................................... 10

Item 2.   Properties ........................................................ 10

Item 3.   Legal Proceedings ................................................. 10

Item 4.   Submission of Matters to a Vote of Security Holders ............... 11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters ............................................... 12

Item 6.   Selected Financial Data ........................................... 13

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition ........................................... 14

Item 8.   Financial Statements and Supplementary Data .......................F-1

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................... 39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ................ 39

Item 11.  Executive Compensation ............................................ 39

Item 12.  Security Ownership of Certain Beneficial Owners and Management .... 39

Item 13.  Certain Relationships and Related Transactions .................... 39

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 40

PART I

ITEM 1. BUSINESS

GENERAL

Telesource International, Inc. was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC"), a Kuwait-based civil, electrical and mechanical construction company. Telesource International is an international engineering and construction company, constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands, a U.S. Territory, Telesource operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. Telesource International's facility in Lombard, Illinois, handles the procurement, export and shipping of U.S. fabricated products for use by its subsidiaries or for resale to customers outside of the mainland.

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

Construction Services

Telesource International's Micronesian construction services are primarily carried out through Telesource International's Mariana subsidiary. In late 1996, Telesource International's Mariana subsidiary was subcontracted by Telesource International's then-parent corporation to build a radio relay station in the Commonwealth of the Northern Mariana Islands for the United States Information Agency.

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

With Telesource's expansion into Guam to take advantage of the growing U.S. military presence there, Telesource International is seeking opportunities for construction services not only in Micronesia, but also throughout the Pacific basin.

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

Telesource International's power generation business involves:

      *     Building the power plants

      *     Operating the power plants for a contracted period of time

      * Selling wholesale power to the client to be distributed on their power grid

      * The transfer of the ownership of the properties to the clients at the end of the contract.

In 1997, a governmental agency located in the Commonwealth of the Northern Mariana Islands, awarded Telesource International's Mariana subsidiary a contract to design, build and operate a 10-30 megawatt power plant.

The initial 10 megawatts are now on-line, completed within budget and on time and the plant has been operational since March 1999. The second phase of the project was completed in March 2000, also within budget and on time. The third phase will be constructed at the discretion of Telesource International's Mariana subsidiary as the demand for power increases. Accordingly, if power demand fails to meet Telesource International's projections, this phase may never be constructed.

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

Power Plant Operation and Maintenance

Our agreement with governmental agency in the Commonwealth of the Northern Mariana Islands is an example of a power plant operation and maintenance project. Under the terms of this agreement, Telesource International designed, financed and built the power plant. Telesource International obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York Branch. For the construction of the first phase of this power plant Telesource International is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

Telesource International has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource International has a first lien. In the event of the governmental agency unable to meet their obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource International may sell, lease, assign or transfer the power plant or any of the plant equipment.

In the first phase of the project, the governmental agency also pays Telesource a production fee of $.02 per kilowatt-hour for each kilowatt-hour produced on its behalf for the first 5,140,000-kilowatt hours per month. In the second phase, which added 10-megawatts of capacity, the governmental agency has agreed to pay Telesource International an additional production fee of $.065 per kilowatt-hour produced over the initial 5,140,000-kilowatt hours per month.

In addition, the governmental agency pays Telesource a service fee of $50,000 per month for operating and maintaining the power plant.

The governmental agency has the right to terminate the contract for operation and maintenance at any time with six month's notice. In this event, Telesource International would still have title to the power plant until fully repaid.

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

Potential Future Power Plant Construction and Power Supply

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource International from taking advantage of the expected growth in demand. In the U.S., two-thirds of the country's installed plants are 25 or more years old and need to be replaced and repowered, principally with new gas combustion turbines. The world's use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use in the reference case is expected for developing Asia and Central and South America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource International also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource International to find alternative solutions up to and including having Telesource International locate the needed project financing. Without the additional energy, Telesource International believes that many of the infrastructure upgrades envisioned by local governments can't take place. In Telesource International's experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource International a minimum amount of power consumption, coupled with long-term operations and maintenance contracts similar to Telesource International's contract with the governmental agency in the Commonwealth of the Northern Mariana Islands.

Telesource International anticipates that these contracts will generally be secured by governmental guarantees, promissory notes, liens and collateral in the land and in the physical power plants.

Sales and Marketing Strategies

Most of Telesource International's jobs are obtained through a public bid process, and clients are either governments or governmental agencies. In obtaining contracts:

      * Telesource International performs significant market research. Telesource International analyzes potential markets, looking for future building plans or plans to expand the capital infrastructure. Telesource International's research also includes analyzing numerous government documents and reviewing previous and current requests for bids.

      * Telesource International is actively involved in public relations with the governments and agencies that might contract for Telesource International's services. Much of this effort is informational, learning the specific needs of each governmental agency while at the same time explaining what services Telesource International has to offer.

      * Telesource International has created and provides to potential clients a survey to help governmental agencies evaluate whether Telesource International's resources and services might be more efficient and cost-effective than their current system.

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

Energy Regulation

Telesource International's projects are subject to regulation under federal and local energy laws and regulations. Telesource International is subject to the requirements established by its permitting authorities, i.e. the Department of Environmental Quality ("DEQ") and the Environmental Protection Agency ("EPA").

Presently, neither the Customer Choice Act nor proposed legislation dealing with U.S. energy policy directly impacts Telesource International because the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, Telesource International could be impacted in the future by, among other things, increases in competition as a result of deregulation. Telesource International is actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

Telesource International's projects are subject to regulation under federal, foreign and local environmental laws and regulations and must also comply with the applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal and local agencies. As regulations are enacted or adopted in any of these jurisdictions, Telesource International cannot predict the effect of compliance therewith on its business. Telesource International's failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, Telesource International's operating facilities may be forced to shutdown until the instances of non-compliance are corrected. Telesource International is responsible for ensuring compliance of its facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Insurance and Bonding

Telesource International maintains general and excess liability, construction equipment, and workers' compensation insurance; all in amounts consistent with industry practices. Telesource International believes its insurance programs are adequate.

Telesource International was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the FAA) and consequently, U.S. Treasury Listed Bonding was required. Telesource International's ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. Currently Telesource is required to provide collateral equal to 100% of the surety bond by Telesource International's surety company.

Employees

Telesource International presently employs 179 people, consisting of 16 employees in management, 27 engineers and technical staff members, 15 support staff members and 121 hourly employees. All of Telesource International's employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

Ninety percent of Telesource International's crews include engineers and technical staff, due to the technical nature of its construction contracts. Working on a power plant, broadcasting facility or other technical construction site requires a higher level of expertise and a greater attention to safety issues.

Telesource International's non-engineering level employees are hourly workers, while its engineering and supervisory staffs are on monthly salaries.

ITEM 2. PROPERTIES

Properties

Telesource International maintains leased office space and leases land for storage of construction equipment. Telesource International's Mariana subsidiary's head office in the Commonwealth of the Northern Mariana Islands is leased for an additional two years. In Guam, Telesource has an office leased by the year with 90 days notice for termination of lease. In Fiji, Telesource has an office leased on a month-to-month basis. Telesource International's corporate offices in Illinois are leased on a month-to-month basis. Additionally, Telesource has approximately five leased vehicles in its fleet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and backgrounds of Telesource International's executive officers are as follows:

    Name and Age;
   Years Served as         Principal Occupation for Past Five Years; Other
     Director                               Directorships
-------------------   ---------------------------------------------------------
Khajadour Semikian    Khajadour Semikian, President, joined Telesource
Age 48                International in September 1996. From January 1986 to
Director Since 1995   December 1996, Mr. Semikian was Assistant General Manager
                      with Sayed Hamid Behbehani & Sons. Mr. Semikian has also served as a director for Computhink Incorporated since
                      1994, Telebond Insurance Corporation and Retsa Development
                      Incorporated since 1998, and as President of Telebond
                      Insurance Corporation since 1998.



Nidal Zayed           Nidal Zayed, Executive Vice President, joined Telesource
Age 41                International in January 1996. He is also engaged in the
Director Since 1998   practice of law. He received a law degree from Loyola
                      University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.



Bud Curley            Mr. Curley joined Telesource International as its Chief
Age 38                Financial Officer in September 1999. Prior to September
                      1999, Mr. Curley served as the Chief Financial Officer,
                      Secretary and Executive Vice President for Surety Capital
                      Corporation's and Surety Bank, N.A. from 1996 to 1999.
                      From 1993 to 1996, Mr. Curley served as Surety Capital
                      Corporation and Surety Bank, N.A.'s Controller and Senior
                      Vice President. In 1989, Mr. Curley received a B.A. in
                      Business Administration from the University of Texas. He has also served as a director for Surety Capital
                      Corporation and Surety Bank, N.A. from 1998 to 1999.



Jeff Karandjeff       Mr. Karandjeff joined Telesource International as
Age 34                Secretary in 1997. From October 1996 to February 1997, Mr.
                      Karandjeff was an Associate with Schoenberg, Fisher,
                      Newman & Rosenberg, LTD. He received a law degree from Loyola University School of Law in 1993 and a Bachelors
                      Degree from Massachusetts Institute of Technology in 1988.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. On November 1, 2001, Telesource's common stock began trading on the Over-the-Counter Bulletin Board under the symbol "TSCI". Prior to that time, Telesource's common stock was not listed for trading.

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:


        2001                                       HIGH       LOW
        ----                                      ------    -------
        Fourth Quarter ........................   $2.05      $0.51


As of July 11, 2002, the latest stock quote for Telesource was $1.61 per share.

HOLDERS. As of June 17, 2002, there were 192 shareholders of record.


DIVIDENDS. Telesource did not pay dividends on its common stock during 2001 or 2000, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. Telesource's working capital credit facility limits the payment of dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2001, 2000, 1999 and 1998, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in the Form 10-K. The selected financial data as of and for the year ended December 31, 1997 was derived from the unaudited financial statements of Telesource International. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K..

                                                                        Twelve Months Ended
                                                                            December 31,
                                                    -------------------------------------------------------------
                                                      2001         2000         1999         1998          1997
                                                    ---------    ---------     --------    ---------     --------
                                                                                                        (unaudited)
Income Statement Data:  ($ in 000's)

   Construction revenues                         $    11,824  $     7,810   $    1,079  $        --   $       --
   Construction revenues - related party                   -          852        2,181        3,786        3,561
   Construction revenues on power plants               4,053          536           --           --           --
   Service fees - power generation plant                 858          692          305           --           --
   Sales, net                                            131          872          161           --           --
   Sales, net - related party                              -          198          181          145          513
   Other revenues                                      1,420        1,545        1,366           --           --
   Other revenues - related party                          -           84          815        1,733        1,244
                                                    ---------    ---------     --------    ---------     --------
            Gross revenues                            18,286       12,590        6,088        5,664        5,318

   Construction costs                                 12,382        7,145        2,932        3,198        3,562
   Construction costs on power plants                  3,504          496           --           --           --
   Operations & maintenance costs - power
     generation plant                                  1,159          991          638           --           --
   Loss on sale of power plant                            --           --           --       12,521        1,749
                                                    ---------    ---------     --------    ---------     --------
            Gross profits                              1,241        3,958        2,518     (10,055)            7

   Salaries and employee benefits                      1,849        1,580          693          387          453
   Occupancy and equipment                               561          535          246          293          305
   General and administrative expenses                 3,735        3,359        1,480          848          373
   Impairment of long-lived asset                         --           --           --          271           --
                                                    ---------    ---------     --------    ---------     --------
            Operating (loss) income                  (4,904)      (1,516)           99     (11,854)      (1,124)
   Other income (expense):
       Interest income                                    33          125          251           12           --
       Interest expense                              (2,399)      (2,427)      (1,132)         (39)         (37)
       Other income, net                                  44           80           14            4            6
                                                    ---------    ---------     --------    ---------     --------
          Total other expense                        (2,322)      (2,222)        (867)         (23)         (31)
   Loss before taxes                                 (7,226)      (3,738)        (768)     (11,877)      (1,155)
   Income tax expense                                     19            4           --           --           --
                                                    ---------    ---------     --------    ---------     --------
   Net loss                                      $   (7,245)  $   (3,742)   $    (768)  $  (11,877)   $  (1,155)
                                                    =========    =========     ========    =========     ========

Common Share Data:
   Net loss per share                                 (0.52)       (0.36)       (0.08)       (1.19)       (0.12)
   Weighted average common shares outstanding
     (in 000's)                                       13,849       10,356       10,000       10,000       10,000
   Period end shares outstanding (in 000's)           15,000       13,000       10,000       10,000       10,000

Balance Sheet Data:
   Total assets                                       24,022       30,496       22,886       19,893       27,272
   Working capital (deficit)                        (14,332)      (3,400)      (3,400)     (12,037)      (25,496)
   Short-term debt                                    15,500        7,127          500           --        6,700
   Long-term obligations                              20,000       27,021       28,000       17,500          278
   Shareholders' equity (deficit)                   (18,566)     (13,534)      (12,610)    (11,842)        (665)

Performance Data:
   Loss on total assets                              (30.2)%      (12.3)%       (3.4)%      (59.7)%       (4.2)%
Capital Ratios:
   Quick ratio                                         36.6%        80.0%        54.6%        15.4%         7.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

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

OPERATING SEGMENTS

Telesource's business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Power generation activities did not commence until March 1999. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, ("CNMI") and construction of power plants occurred in Fiji. Construction services occurred in the CNMI and trading activities occurred in the United States and the CNMI.

RESULTS OF OPERATIONS

Telesource's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Telesource believes its most critical accounting policy is revenue recognition from long-term contracts for which Telesource uses the percentage-of-completion method of accounting. Percentage of completion accounting is the preferred method of accounting for long-term contracts under accounting principles generally accepted in the United States of America, and accordingly, is the method used for revenue recognition within Telesource's industry. Percentage-of-completion is measured principally by the ratio of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon achievement of various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts Telesource seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

Liquidity

As of December 31, 2001, the Company's current liabilities exceeded its current assets by $14,331,462, and the Company had a total stockholders' deficit of $18,566,269. The Company has been and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required (see Note 8). SHBC has agreed to guarantee certain of the Company's obligations, and if necessary, repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At December 31, 2001, the Company had $35,500,000 in debt outstanding, $15,500,000 of which is due and payable in 2002. SHBC has also agreed that any additional funding from SHBC to the Company will not be due until after December 31, 2002. As of December 31, 2001, there was $29,900,000 in total debt which is either guaranteed by SHBC or which is secured by a letter of credit from SHBC.


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

REVENUES

Overview

Telesource International is an international engineering and construction company, which has among its operations power generation and specialty construction services in the Commonwealth of the Northern Mariana Islands. Telesource International operates a diesel fired electric power generation plant for the sale of electricity to the local power grid in CNMI. Telesource International's facility in Lombard, Illinois handles the procurement, export and shipping of U.S. fabricated products for use by Telesource International's subsidiaries or for resale to customers outside of the mainland.

Telesource International was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. Operations are conducted primarily through subsidiaries. Telesource International currently has three subsidiaries. Telesource CNMI, Inc. handles construction and management for the power facilities in the Commonwealth of the Northern Mariana Islands. Telesource CNMI, Inc. has branch offices in Guam, Telesource International Pacifica and Pacifica Power Resources. Commsource International located in Chicago, Illinois, is an international export company that facilitates the purchase of equipment fabricated in the U.S. The business activities of Commsource have been assumed by Telesource. Telesource Fiji, Ltd. was established to oversee Telesource International, Inc.'s power plant construction activities within Fiji, which currently involves the installation of additional power generators for existing power plants in Fiji.

Telesource International has three main operating segments: construction services, trading activities, and power generation and construction of power plants.

Revenue from construction and construction of power plants is recognized using the percentage-of-completion method of accounting based upon costs incurred and projected costs. Construction revenue includes revenues recognized by Telesource International, Inc.'s power plant construction segment and from other projects ranging from housing development to the construction of airports and prisons. The construction of power generation plants is considered by management to be a part of Telesource International, Inc.'s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

Construction revenues on power plants are recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. This revenue is separated on the face of the consolidated financial statements due to its origin within Telesource International's power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

Sales revenues are derived from brokering of U.S. fabricated goods and management of various projects outside of Telesource International's construction and power generation segments. Sales of goods exported are recognized at the time of shipment. When an order is received, the customer's product specifications are sent to the manufacturer and upon completion the goods are shipped from the manufacturer directly to the customer. In most cases, the risk of loss during shipping is either borne by the manufacturer or the customer. Telesource International is responsible for payment to the manufacturer; however, Telesource normally collects payment from the customer before the manufacturer is paid. The sales revenues are recognized net of cost of goods sold. In 1999, Telesource entered into an agreement with its primary customer, SHBC, to charge a flat fee of 7.5% of the invoice amount for all orders executed by Telesource on behalf of SHBC.

Service revenues are recognized in the period in which the work is performed. Service revenues consist of amounts billed to SHBC for project management of the radio relay station and for other types of services provided to local customers for small projects. The cost of services provided was not recorded separately, and therefore was included in the general and administrative expenses.

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

Operations and maintenance costs - power generation plant consist of labor, direct overhead costs, equipment expense (primarily maintenance and repairs), and insurance costs. These costs are recognized as incurred.

Salaries and employee benefits consist of all wages and benefits for management and staff wages and benefits that are not directly associated with a particular project. Telesource's principal market, the Commonwealth of the Northern Mariana Islands, allows employers to import guest employees. The local labor laws require employers importing guest employees, principally from the Philippines, to execute a one-year employment contract with the guest employee. Since Telesource has a few large contracts, this can lead to short periods of inactivity for some employees. As Telesource continues to grow, this issue is expected to be minimized; however, it can have a significant impact on Telesource's operating results.

Occupancy and equipment expense consist of rent, utilities and office equipment for Telesource International's offices in Lombard, Illinois; Saipan, Tinian, Guam and Fiji.

General and administrative expenses consist primarily of depreciation, telephone expense, insurance, travel, financial and legal expenses and a gross revenue tax incurred on Telesource International's operations in the Commonwealth of the Northern Mariana Islands.

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

Phase II

In November 1998, Telesource International received a change order instructing Telesource to add an additional 10Mwh of power generation capacity (hereafter referred to as Phase II). This change order provided for Telesource International to receive only variable payments in the form of a production fee of $0.065 per Kwh produced in excess of the Base Load (hereafter referred to as the Expansion Rate) and for these payments to occur over a ten-year period commencing upon the commissioning of Phase II. After the completion of the ten-year period, the production fee changes from $0.065 per Kwh to $0.03 per Kwh for all power produced. Phase II was commissioned in March 2000 and increased the power plant's total generation capacity to its maximum current level of 20Mwh.

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

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

                                                December 31,
                                         ------------------------ June 10, 1997
                                            2001          2000      Inception
                                         -----------   ----------   ----------
Total minimum lease payments to be
    received                             $15,480,000   17,640,000   21,600,000
Add:  Operation and maintenance fee        4,300,000    4,900,000    6,000,000
                                         -----------   ----------   ----------
     Minimum lease payments
       receivable                         19,780,000   22,540,000   27,600,000
Less: unearned income                      5,427,360    6,845,816    9,750,000
                                         -----------   ----------   ----------
     Net investment in sales-type
       lease                             $14,352,640   15,694,184   17,850,000
                                         ===========   ==========   ==========

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

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

                                                      Twelve Months Ended
                                                         December 31,
                                             -----------------------------------
                                              2001          2000          1999
                                             -------      -------       --------
Revenues:
   Construction revenues                       64.7%         62.0%         17.7%
   Construction revenues - related party         --           6.8          35.8
   Construction revenues on power plants       22.1           4.3            --
   Service fees - power generation plant        4.7           5.5           5.0
   Sales, net                                   0.7           6.9           2.6
   Sales, net - related party                    --           1.6           3.0
   Rental income                                 --           0.1            --
   Rental income - related party                 --           0.4          10.0
   Management fees - related party               --           0.3           3.4
   Finance lease revenues                       7.8          12.2          22.5
                                             ------      -------       --------
         Gross revenues                       100.0        100.0          100.0
Costs and expenses:
   Construction costs                          67.8         56.8           48.2
   Construction costs on power plants          19.2          3.9             --
   Operations & maintenance costs -
     power generation plant                     6.3          7.9           10.5
                                             ------      -------       --------
         Gross profit                           6.8         31.4           41.4
Operating expenses:
   Salaries and employee benefits              10.1         12.5           11.4
   Occupancy and equipment                      3.1          4.2            4.0
   General and administrative                  20.4         26.7           24.3
                                             ------      -------       --------
         Total operating expenses              33.6         43.5           39.7

         Operating income                    (26.8)       (12.0)            1.6
Other income (expense):
   Other interest income                        0.2          1.0            4.1
   Interest expense                          (13.1)       (19.3)          (18.6)
   Other income, net                            0.2          0.6            0.2
                                             ------      -------       --------
         Total other expense                 (12.7)       (17.6)          (14.2)
         Loss before income taxes            (39.5)       (29.7)          (12.6)
   Income tax expense                           0.1           --             --
                                             ------      -------      ---------
         Net loss                            (39.6)       (29.7)          (12.6)
                                             ======      =======      =========

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2001:

Contracts as of December 31, 2000                              $18,848,579
New contracts and change orders added during 2001                6,643,606
                                                               -----------
                                                                25,492,185

Less: Contract revenue for 2001                                 15,876,372
                                                               -----------
Balance at December 31, 2001                                   $ 9,615,813
                                                               ===========

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

Service Fees - Power Generation Plant. Service fees - power generation plant increased 24.0% to $858,336 in 2000 from $692,160 in 1999. The growth in service fees - power generation plant is attributed to two factors. The local casino on Tinian was not connected to the local power grid until November 2001 and, secondly, there was an increase in power demand by the radio relay broadcast station in Tinian during 2001.

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

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 73.3% to $12.4 million from $7.1 million for 2001 and 2000, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project which began in November 2000 and has revenues of approximately $17 million; however, the notice to proceed on this project was delayed until late February 2001 due to permitting delays and additional costs incurred on the Koblerville housing project. Construction costs as a percentage of construction revenues were 104.7% and 82.5% for 2001 and 2000, respectively. The negative gross margin on construction revenues is primarily attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of inclement weather. Additionally, there were delays in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project. This ultimately led to an increase in interest expense incurred directly on this project, as well as increased costs for supplies. The weather delays and the delay in the processing of Telesource's invoices occurred during the first quarter of 2001 and were identified in connection with management's quarterly project review process. These delays have resulted in a decline in the margin for third party construction revenues since 2000. The costs estimates for the Kobblerville project were revised to $6,153,417 during 2001 from an estimated total costs of $4,830,000. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results. This increase in estimated costs was recognized during 2001 and is attributed to the delays encountered in completing the project. The Kobblerville project was completed in December 2001. Telesource expects the construction segment to return to profitability in 2002.

Construction Costs on Power Plants. Construction costs on power plants were $3.5 million in 2001 as compared to $496,655 in 2000. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized in 2001 on the construction of power generation plants was 13.5%.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 17.0% to $1.2 million in 2001 from $990,541 in 2000. The increase in operation and maintenance costs for the Tinian power plant is attributed to additional staffing for the power plant to meet the expected future demand increases for power from the radio relay broadcast station along with the local casino. Telesource recognized a loss on power generation activities of $300,796 and $298,381 for the twelve months ended December 31, 2001 and 2000, respectively. The net loss on operations and maintenance at the power plant on Tinian was 35.0% in 2001 and 43.1% in 2000, and is attributed to management and staffing costs associated with the power plant exceeding the power production revenues.

Salaries and Employee Benefits. Salaries and employee benefits increased 17.1% to $1.9 million in 2001 from $1.6 million in 2000. The increase in salaries and employee benefits is attributed to growth within Telesource's management team and the transition between projects. Telesource currently hires guest workers from the Philippines for staffing its projects within the Commonwealth of the Northern Mariana Islands. These guest workers are under contract for one year and the existence of these contractual obligations results in an increase in salaries and employee benefits when transitioning between large projects.

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

Income Tax Expense. Income tax expense in 2001 was $19,440. Telesource had a net operating loss carryforwards at December 31, 2001 of approximately $22,000,000, however, Telesource International's subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.

Comparison of the twelve months ended December 31, 2000 and 1999

Revenues

Construction Revenues. Construction revenues, including related party, increased 165.7% to $8.7 million in 2000 from $3.3 million in 1999. The growth in construction revenues is attributed to the completion of the construction of the power plant located on Tinian. The construction of the power plant on Tinian represented a significant amount of Telesource's activity during 1999 and these activities are being accounted for under the sales-type lease accounting method. The growth in construction revenues is expected to continue in future periods but not at the pace experienced in 2000. The backlog was $18.9 million at December 31, 2000 and was $7.3 million at December 31, 1999. Construction revenues from SHBC were 9.8% and 66.9% of total construction revenues for the years ended December 31, 2000 and 1999, respectively.

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

Service Fees - Power Generation Plant. Service fees - power generation plant increased 127.0% to $692,160 in 2000 from $304,920 in 1999. The growth in service fees - power generation plant is attributed to two factors. The power plant was not commissioned until late March 1999 and therefore 1999 does not include twelve months of activity. The increase in service fees - power generation plant was affected also by the amount of power being sold locally. The average monthly amounts billed for 2000 was $57,680, an 89.2% increase over the average monthly amount billed in 1999 of $30,492.

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

Expenses

Construction Costs. Construction costs increased 143.7% to $7.2 million in 2000 from $2.9 million in 1999. The growth in construction costs is a direct result of the increase in construction activities in 2000. The net margin on construction activities increased to 17.5% or $1.5 million in 2000 versus 10.1% or $327,856 in 1999. The growth in the net margin on construction activities is attributed to the increased general construction activities and an effort by management to increase the net margin by raising the hurdle rate for project bidding to 20%. Exceptions to this hurdle rate will be made only after senior management has reviewed the proposal and determined that Telesource expects to derive additional benefits beyond the project revenues as proposed, for example, Telesource may elect to perform a project below Telesource International's hurdle rate as a part of Telesource International's efforts to improve the local community. The 20% hurdle rate was implemented in late 2000 and is intended to give the project development team a guideline to be used in assessing potential projects. Due to exceptions to the 20% guideline, Telesource International's net margin will be below 20%. Construction costs as a percentage of construction revenues were 82.5% and 89.9% for the years ended December 31, 2000 and 1999, respectively. The improvement is attributed to change orders received on the radio relay station project. Work performed as a modification generally carries a higher margin than work performed under a fixed price contract. These change orders carried a higher margin as demonstrated through the returns realized on our related party construction revenues. The related party construction costs as a percentage of the related party construction revenues were 44.5% and 98.9% for the years ended December 31, 2000 and 1999, respectively, with the improvement attributed to the change orders on the radio relay station. Third party construction costs as a percentage of the third party construction revenues were 88.0% and 71.9% for the years ended December 31, 2000 and 1999, respectively. The increase in the construction costs as a percentage of construction revenues is attributed to Telesource's decision to accept the college expansion project, the Marpo Well project and the transmission line project at lower margins as a part of Telesource's desire to make a contribution to the local community and to strengthen its relationship with its existing customers.

Construction Costs on Power Plants. Construction costs on power plants were $496,655 in 2000 as compared to none in 1999. The growth in construction costs on power generation plants is a result of the contract Telesource International has in Fiji. The net margin realized in 2000 on the construction of power generation plants was 7.4%.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 55.2% to $990,541 in 2000 from $638,062 in 1999. The growth in operation and maintenance costs - power generation plant is due to the commissioning date of the power plant (March
1999) and the additional staffing added to support the operations of the plant. By annualizing the costs incurred in 1999, the growth rate in power generation costs is reduced to 16.4%. Telesource recognized a loss on power generation activities of $298,381 and $333,142 for the twelve months ended December 31, 2000 and 1999, respectively. The net margin (loss) on operations and maintenance at the power plant on Tinian was (43.1)% in 2000 and (109.3)% in 1999, and is attributed to management and staffing costs associated with the power plant exceeding the power production revenues. Service fees - power generation plant are expected to increase upon completion of the runway under construction on Tinian that will allow for direct flights from Asia and is expected to result in the construction of additional hotels and casinos on the island.

Salaries and Employee Benefits. Salaries and employee benefits increased 127.8% to $1.6 million in 2000 from $693,426 in 1999. The increase in salaries and employee benefits is attributed to growth within Telesource's management team, the transition between projects and the additional staffing required in connection with the opening of a new office in Fiji. Telesource added a President, Chief Financial Officer and an Executive Vice President in late 1999. Telesource currently hires guest workers from the Philippines for staffing its projects within the Commonwealth of Northern Mariana Islands. These guest workers are under contract for one year and the existence of these contractual obligations results in an increase in salaries and employee benefits when transitioning between large projects.

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

Income tax expense in 2000 was $4,746. Telesource had a net operating loss carryforwards at December 31, 2000 of approximately $15,000,000, however, Telesource International's subsidiary in Fiji had taxable income during 2000 and incurred an estimated tax liability of $4,746.

Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2001, 15,000,000 shares of Telesource International's common stock were issued and outstanding. Telesource had 13,000,000 shares issued and outstanding until on June 29, 2001, then SHBC exercised the 2,000,000 warrants it held for the purchase of Telesource International common stock at $1.00 per share.

Cash used in operating activities during the twelve months ended December 31, 2001 and 2000 were $4.4 million and $4.6 million, respectively. Significant collections on accounts receivables and payments on accounts payable were made in 2001. During 2001, there was $5.4 million in collections on receivables which mainly consisted of amounts collected for the Fiji project which was offset by a $2.9 million reduction in accounts payable. The increase in costs and estimated earnings in excess of billings was principally due to the West Tinian Airport project getting under way.

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


          Payment Date                    Principal Payment
      --------------------                -----------------
      February 18, 2002                      $  2,500,000
      August 19, 2002                           2,500,000
      February 19, 2003                         1,750,000
      May 19, 2003                              1,750,000
      August 19, 2003                           1,750,000
      November 19, 2003                         1,750,000
      February 19, 2004                         1,750,000
      May 19, 2004                              1,750,000
      August 19, 2004                           1,750,000
      November 19, 2004                         1,750,000
      February 21, 2005                         1,500,000
      May 21, 2005                              1,500,000
      August 21, 2005                           1,500,000
      November 23, 2005                         1,500,000
                                       ------------------
                            Total            $ 25,000,000
                                       ==================

Since January 1, 2002, Telesource International has made some reductions to loans outstanding at December 31, 2001. Telesource has made a $2.5 million reduction on the Commercial Bank of Kuwait credit line. Telesource has also paid off the $3.0 million outstanding at December 31, 2001 to the Kuwait Real Estate Bank and paid off the $2.0 million due the Hongkong and Shanghai Banking Corporation. Telesource obtained a $7.5 million credit line secured by a letter of credit from SHBC with the Hongkong and Shanghai Banking Corporation during the first quarter of 2002, which was used to make most of the debt repayments made in the first quarter of 2002. This credit line matures in November 2002.

The following debt repayments have occurred since January 1, 2002:

               Debt that has been paid-off
      ------------------------------------------------
      The Hongkong and Shanghai  Banking  Corporation
      debt due January 31, 2002                               $2,000,000

      Citytrust Bank loan due May 17, 2002                     1,000,000

      Kuwait Real Estate Bank loan with $1.0  million
      due on January  31,  2002 and $2.0  million due
      on March 31, 2002                                        3,000,000

      Commercial   Bank  of  Kuwait  loan  with  $2.5
      million due on February 18, 2002                         2,500,000
                                                               ---------
         Total debt reductions since December 31, 2001        $8,500,000
                                                               =========

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

Telesource has forecasted cash inflows for the next twelve months from projects of $38.9 million, $20 million from a planned capital raising in 2002, and $2.4 million in additional borrowings. Telesource's forecasted cash outflows consist of $20.2 million in principal and interest payments on credit lines and $33.5 million for project costs and general and administrative expenses. Telesource had a cash on hand balance at December 31, 2001 of $204,752 and a forecasted cash on had after these collections and payments of $7.6 million in December of 2002. This forecast does include cash available from the planned offering by Telesource during 2002. Ultimately, the success of the proposed offering will determine the amount of principal reductions on outstanding debts. Currently, the amount expected from an offering is estimated to be $20.0 million, while the principal and interest payments on debt during 2002 are expected to be $20.2 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. All companies have six months subsequent to the date of adoption to complete the initial goodwill impairment test. Telesource has does not have any existing goodwill and therefore believes that SFAS 142 will not have an impact on Telesource's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") for the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. Telesource believes that the adoption of SFAS 144 will not have a material impact on its results of operations, financial position or cash flows.

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

In January 2002, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

In January 2002, Telesource engaged Fletcher Spaght, Inc, a Boston based investment-banking firm to provide financial advisory and investment banking services to the Company. Telesource is in the process of evaluating available options to raise capital during 2002.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telesource is exposed to market risk for changes in interest rates for borrowings under some of its credit facilities. These credit facilities that bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates.

Amounts invested in Telesource's foreign operations (Telesource Fiji, Ltd.) are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders' equity, in the consolidated balance sheets.

An increase in interest rates of 1.0% at December 31, 2001 would increase Telesource's interest expense on adjustable loans by approximately $319,000 per year. A decrease in interest rates of approximately the same amount, $319,000.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PARTICULARLY STATEMENTS REGARDING MARKET OPPORTUNITIES, MARKET SHARE GROWTH, COMPETITIVE GROWTH, GROSS PROFIT, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND THE INVESTMENT CONSIDERATIONS LISTED BELOW. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN THE SPECIFIC MARKETS FOR TELESOURCE'S SERVICES, ADVERSE BUSINESS CONDITIONS, DECREASED OR LACK OF GROWTH IN THE MECHANICAL AND ELECTRICAL CONSTRUCTION AND FACILITIES SERVICES INDUSTRIES, INCREASED COMPETITION, PRICING PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

Investment Considerations

Telesource International - Risks related to construction activities

Telesource International will likely experience significant fluctuation in quarterly results, which makes it difficult for investors to make reliable period-to-period comparisons of its business.

Telesource International's quarterly operating results will depend on revenues from contracts for major projects. Telesource International can only undertake a specific number of projects at any one time. If Telesource International finishes one large project and does not have another large project to start on, revenues and results of operations within the quarter and possibly subsequent periods could suffer. Customers may also cancel or defer existing contracts resulting in reduced revenues for the quarter. Though management intends to take steps to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls, it may not be successful. For example staffing reductions cannot be implemented quickly due to local labor and employment laws in the Commonwealth of Northern Mariana Islands which limit our ability to release employees at will and losses could result. Accordingly, any such revenue shortfalls could result in continued operating losses.

Telesource International's revenues are derived mainly from fixed-price contracts that may lead to variations in profits due to a failure to control costs.

All of Telesource International's construction revenues are derived from fixed-price contracts. Because Telesource International assumes the risk of performing such contracts at the stipulated price, any change in the estimate of ultimate costs to be incurred under the contract or to control costs during contract performance could result in losses or reduced profits for particular fixed-price contracts, which, in turn, could result in periods of operating losses.

Telesource International's principal market is highly competitive, and if Telesource International is unable to compete successfully in this market, it may be unable to increase it's operations or become profitable.

The market for construction services is highly competitive and rapidly changing. Telesource International competes directly with other firms that focus on providing general construction services as well as services for more sophisticated structures, including power plants and broadcasting facilities. Many of Telesource International's competitors have well-established reputations for building residential and technical structures and have longer operating histories and significantly greater financial, technical, marketing, personnel and other resources than Telesource International has. Telesource International is subject to competition that is expected to increase in the future. If Telesource International does not successfully compete in it's market, it's growth opportunities will be limited and it's business will not grow and it's revenues may be reduced.

Telesource International relies on third parties for important raw materials and technical expertise. Telesource International's ability to enter into new engagements or to engage the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Telesource International relies on third-party suppliers for raw materials like wood, steel and concrete; for fabrication of technical equipment subsystems including diesel generations, antennas, towers and transmitters, and for providing technical expertise.

Telesource International's ability to obtain raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

      o Third-parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

      o Third-party raw material suppliers, fabricators or technical expertise providers may decide not to provide Telesource International with materials or services.

      o Telesource International has no long-term contracts with third-party suppliers of raw materials, fabrication services or technical expertise providers.

      o Telesource International's third-party contracts are usually short term in duration and are cancelable by such third party.

If Telesource International fails to obtain what it needs from these providers, it may not be able to successfully compete for new business or to complete exisiting engagements profitably.

Telesource International is subject to substantial claims for warranty coverage which, if such claims arise, could harm its financial condition.

Telesource International offers warranties on its construction services and power generating plants. Telesource International does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should Telesource International be required to cover the cost of repairs not covered by the warranties of Telesource International's vendors or should one of Telesource International's major vendors be unable to cover future warranty claims, Telesource International could be required to outlay substantial funds, which could harm its financial condition.

Telesource International - Risks related to power generation activities

Telesource International's power-generating facility could be shut down unexpectedly, making it difficult to sustain revenues and cash flow.

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

Telesource International depends on a single customer at its power-generation facility. The loss of this single customer could cause Telesource
International's revenues to decline.

Since March 1999, Telesource International began deriving a portion of it's revenues from the sale of electric power. Under Telesource International's agreement with a governmental agency, the electrical power generated at Telesource International's power generation facility is owned by the governmental agency. Telesource International is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International's revenues base may not grow to support other operations.

Telesource International's insurance or reserves may be insufficient to cover future claims on Telesource International's power generation activities.

Telesource International's power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International's power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.

Telesource International - Other risks

Telesource International is subject to several inherent risks of conducting business internationally.

Telesource International's international operations are subject to the inherent risks of doing business abroad. The loss of any or all of Telesource International's international suppliers and customers could harm Telesource International's ability to deliver Telesource International's construction services and power services on time and cause Telesource International's sales to decline. Telesource International's financial performance could be harmed by many events and circumstances relating to international operations, including:

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

Although management does not believe that compliance with applicable regulatory requirements has harmed Telesource International's operations in the past relative to its competitors, government regulations can change, which could increase Telesource International's costs of compliance with these requirements. In addition, Telesource International's aggregate materials operations require operating permits granted by governmental agencies. Telesource International believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist. Failure to comply with these laws and regulations could result in fines, additional licensing requirements or the revocation of the Telesource International's licenses in the particular jurisdiction. The costs of compliance could affect adversely operating results. If a substantial fine or other penalty is imposed, Telesource International's business and financial condition could be harmed.

If Telesource International does not manage its growth effectively, its future business prospects could be harmed.

Telesource International will need to expand in anticipation of a growing user base and larger demand for Telesource International's services. The focus on development of new business could cause disruptions of existing operations adversely affecting Telesource International's business. Expansion will require Telesource International to make significant up front expenditures for increasing Telesource International's sales and marketing efforts and to hire and train additional project managers, engineers and facilities operators as well as incur costs in connection with constructing power plants to be owned by Telesource. Telesource may not be successful in expanding its operations or maintaining adequate management, financial and operating systems and controls of its larger business base.

Telesource International's largest stockholder and its affiliates will own approximately 75.6% of the common stock, and their interest may not be the same as the minority stockholders who will have little or no influence over Telesource International's activities.

The largest stockholder, SHBC, is able to control the outcome of all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to Telesource's certificate of incorporation and approval of significant corporate transactions. SHBC owns beneficially approximately of 75.6% of the common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INSERT KPMG AUDIT REPORT HERE (ONCE COMPLETED)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT




Our executive officers and directors and their ages as of July 12, 2002 were as follows:

    Name and Age; Years        Principal Occupation for Past Five Years; Other
     Served as Director        Directorships
----------------------------   ------------------------------------------------
Ralph Beck                     Mr. Beck is a principal of Global Construction
Age 63                         Solutions, L.L.C. From 1994 to 1998, Mr. Beck
Chairman of the Board          served as the President of Kajima Construction
Director since 1999            Services, Inc., a North American investment of a
                               global engineering and construction firm. From
                               1965 to 1994, Mr. Beck was with the Turner
                               Corporation, an international engineering and construction firm. Mr. Beck served as the chairman of the board for Turner Steiner
                               International from 1987 to 1994, and as a senior vice president for Turner Corporation.


Khajadour Semikian             Khajadour Semikian, President and Chief Executive
Age 48                         Officer, joined Telesource International in
President and                  September 1996. From January 1986 to December
Chief Executive Officer        1996 Mr. Semikian was Assistant General Manager
Director Since 1995            with Sayed Hamid Behbehani & Sons. Mr. Semikian
                               has also served as a director for Computhink
                               Incorporated since 1994, Telebond Insurance
                               Corporation from 1998 through 2002 and Retsa
                               Development Incorporated since 1998, and as President of Telebond Insurance Corporation from
                               1998 through 2002.

Nidal Zayed
Age 41                         Nidal Zayed, Executive Vice President, joined
Executive Vice President       Telesource International in January 1996. He is
Director Since 1998            also engaged in the practice of law. He received
                               a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola
                               University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.


Jeffery Adams                  Mr. Adams is an Electrical Engineer trained in
Age 59                         the United Kingdom. From 1978 to 1986, Mr. Adams
Director Since 1999            served as the marketing director of Babcock
                               Industries and Electrical Group of Companies. In
                               1986, Mr. Adams became an independent
                               international sales marketing consultant. From
                               1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.


Max Engler                     From 1988 to present Mr. Engler has been an
Age 52                         independent Financial Consultant and is also on
Director Since 1997            the Board of Directors of various companies in
                               Switzerland and abroad. From 1984 to 1988 Mr.
                               Engler headed the Private Banking desk (Middle
                               East and Far East) of Bank Leu as Vice President.
                               He is a director of Computhink Incorporated, Belmoral S.A., Computhink Ltd., Telesource
                               International CNMI Inc., Retsa Development Inc.,
                               Golden Osprey Ltd., Computhink Technology Ltd.,
                               FSD Holdings PLC, Litra Holdings AG, Linos Finanz
                               AG, Trafex Ltd., R.C.W. Enterprises S.A., Formvac
                               S.A., Sanop AG, and Protea Beratungs-und Finanz
                               AG.

Ibrahim M. Ibrahim             Mr. Ibrahim has been Head of International
Age 60                         Banking for Commercial Bank of Kuwait since 2001
Director Since 1999            and the Head of International Banking for The
                               Gulf Bank K.S.C. in Kuwait from 1986 to 2001. Mr.
                               Ibrahim served as the Vice President and Head of Credit and Marketing for the First National Bank of Chicago for the middle east region from 1984 to 1986 and he also served as the Vice President and General Manager of Continental Illinois
                               Bahrain Branch from 1969 to 1984. Mr. Ibrahim received his M.B.A. in International Business from De Paul University, his M.S. in Taxation and
                               Islamic Law from the University of Alexandria and his B.A. in Accounting from the University of Alexandria.

Weston W. Marsh                Mr. Marsh is a member of the law firm Freeborn
Age 52                         and Peters. Prior to joining Freeborn and Peters
Director Since 1999            in September 1990, Mr. Marsh served as the
                               Assistant General Counsel for the nation's seventh largest railroad. Mr. Marsh obtained his law degree from the University of Illinois, where he graduated with honors, Order of the Coif, and was associate editor of the Law Review. He received his B.A. from Yale University and an M.B.A. from the University of Chicago, where he graduated first in his class.

Bud Curley                     Mr. Curley joined Telesource International as its
Age 38                         Chief Financial Officer in September 1999. Prior
Chief Financial Officer        to September 1999, Mr. Curley served as the Chief
and Vice President             Financial Officer, Secretary and Executive Vice
                               President for Surety Capital Corporation's and
                               Surety Bank, N.A. from 1996 to 1999. From 1993 to
                               1996, Mr. Curley served as Surety Capital
                               Corporation and Surety Bank, N.A.'s Controller and Senior Vice President. In 1989, Mr. Curley received a B.A. in Business Administration from the University of Texas. He has also served as a director for Surety Capital Corporation and Surety Bank, N.A. from 1998 to 1999.

Jeff Karandjeff                Mr. Karandjeff joined Telesource International as
Age 34                         Secretary in 1997. From October 1996 to February
General Counsel                1997, Mr. Karandjeff was an Associate with
and Secretary                  Schoenberg, Fisher, Newman & Rosenberg, LTD. He
                               received a law degree from Loyola University
                               School of Law in 1993 and a Bachelors Degree from Massachusetts Institute of Technology in 1988.


COMPENSATION OF THE BOARD

The Board discontinued paying fees to directors who are also officers of Telesource International for service as members of Telesource International's Board of Directors or any committee thereof in 2002. Each director received $20,000 as annual cash compensation for service on the Board of Directors for 2001. All directors are reimbursed for travel and other related expenses incurred in attending Board and committee meetings. Directors who are not employed by Telesource International are not eligible to participate in Telesource International's employee benefit plans but participate in the Telesource International 2000 Non-Employee Director Stock Option Plan that was adopted in 2000. Under the terms of the plan, the Company issues options to purchase shares of the Company's Common Stock at a price equal to the quoted market price on the date the option is granted. These options become eligible for exercise in installments of 33% at the end of each of the first three years.

ITEM 11. EXECUTIVE COMPENSATION



The following table sets forth a summary of compensation as to the Chief Executive Officer and the two other most highly compensated executive officers as of December 31, 2001, whose salary exceeded $100,000 for the fiscal year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE



            Name and                                                                             All Other Annual
       Principal Position                Year           Salary (1)              Bonus            Compensation(2)
----------------------------------    -----------    ------------------    ----------------    ---------------------
Khajadour Semikian                       2001                $ 296,250              $    -               $   53,288
  President and                          2000                $ 270,000              $    -               $   44,688
  Chief Executive Officer                1999                $ 152,337              $    -               $   26,871

Nidal Zayed                              2001                $ 125,000              $    -               $   32,329
  Executive Vice President               2000                $ 125,000              $    -               $   19,285
                                         1999                $ 142,404              $    -               $   17,935

Bud Curley                               2001                $ 161,635              $    -               $   16,598
  Vice President and                     2000                $  97,885              $    -               $   10,000
  Chief Financial Officer                1999                $  27,852              $    -               $    2,917



(1) Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International's 401(k) Savings Plan.

(2) Telesource International paid director fees of $20,000 in 2001, $20,000 in 2000 and $10,000 in 1999 to Mr. Semikian and Mr. Zayed. Beginning in 2002, director fees will not be paid to directors who are also employees. Telesource provided Mr. Semikian with housing in Saipan at a cost of $7,200 in 1999, $25,400 in 2000 and $24,000 in 2001. Telesource provided a vehicle to Mr. Semikian in Saipan at a cost of $8,831 in 1999, $8,400 in 2000 and $8,400 in 2001. Telesource provided a vehicle to Mr. Zayed at a cost of $4,990 in 1999, $5,988 in 2000 and $8,350 in 2001. Telesource
      provided Mr. Curley with a car allowance of $2,917 in 1999, $10,000 in 2000 and $10,000 in 2001. Telesource provided Mr. Curley with health insurance for him and his family in 2001 at a cost of $6,598.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table contains information as of June 17, 2002 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company as of June 17, 2002, whose salary and bonus for the fiscal year ended exceeded $100,000, and
(iv) all executive officers and directors of the Company as a group:




                                                        Amount and Nature          Percent of
                                                         of Beneficial            Common Stock
                 Name                                     Ownership (1)          Outstanding (2)
--------------------------------------------            -----------------        ---------------
Sayed Hamid Behbehani & Sons, Co. W.L.L. (3)            11,339,000                     75.59%

K.J. Semikian                                              200,000                      1.33%

Max Engler(4)                                               65,000                          *

Ibrahim Ibrahim(5)                                          27,500                          *

Jeff Adams(6)                                               15,000                          *

Ralph Beck(7)                                               15,000                          *

Weston Marsh(8)                                             15,000                          *

Nidal Z. Zayed                                                  --                          *

Bud Curley                                                      --                          *

All Executive Officers and Directors
    as a Group (9 Persons) (4-8)                           337,500                      2.24%



*     Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Calculated on the basis of 15,000,000 shares of Common Stock outstanding as of June 17, 2002, plus shares of Common Stock underlying options exercisable within 60 days of June 17, 2002 are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

(3) Includes 2,020,000 shares of Common Stock held by eight members of the Behbehani family or their affiliates.

(4) Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International's common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler. Includes 15,000 shares of Common Stock which Mr. Engler has the right to acquire as of June 17, 2002 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(5) Includes 15,000 shares of Common Stock which Mr. Ibrahim has the right to acquire as of June 17, 2002 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(6) Includes 15,000 shares of Common Stock which Mr. Adams has the right to acquire as of June 17, 2002 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(7) Includes 15,000 shares of Common Stock which Mr. Beck has the right to acquire as of June 17, 2002 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(8) Includes 15,000 shares of Common Stock which Mr. Marsh has the right to acquire as of June 17, 2002 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain of Telesource's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now owns approximately 75.6% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed in writing to not bid projects within the United States and its possessions. Additionally, SHBC and SHBC's majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note for $25,000,000 with the Commercial Bank of Kuwait,

New York Branch, and as guarantors on a $3,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and SHBC's majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. The $25,000,000 promissory note is used by Telesource to finance the construction activities on the power plant, the credit facility with the Kuwait Real Estate Bank is being used to finance the West Tinian Airport Expansion project and the letter of credit for the Bank of Hawaii is being used as project financing. Additionally, from time-to-time Telesource may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties.

In 1996, Telesource was subcontracted by SHBC to build a radio relay station in the Commonwealth of Northern Mariana Islands for the United States Information Agency. The agreement between SHBC and Telesource included payment to Telesource on a monthly basis for all time and material plus a fee of 7.5% on local purchases and procurements. The radio relay station project was completed in early 1999, however, an addition to the radio relay station was approved and Telesource was hired by SHBC to perform additional construction services on the radio relay station under the same terms as the original agreement. This project concluded in 2000.

The following table provides a summary of financial information related to all services provided to SHBC by Telesource.



                                                          Years ended December 31,
                                                  --------------------------------------
                                                  2001             2000             1999
                                                  ----        ---------        ---------
Construction revenues                             $ --          851,912        2,180,683
Sales                                              256          197,845          181,118
Rental income                                       --           53,103          610,918
Service fees                                        --           31,625          204,628
                                                  ----        ---------        ---------
              Total related party revenues        $256        1,134,485        3,177,347
                                                  ====        =========        =========



The following table summarizes all balances related to transactions with SHBC as of the end of each period.


                                                       2001                2000
                                                     -------             -------
Accounts receivable                                  $    --              99,809
Accounts payable                                          --             698,875
Other current liabilities                            125,000             125,000
                                                     =======             =======

The related party amounts recorded and disclosed in the consolidated financial statements are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

Telesource held an investment in Telebond Insurance Corporation at December 31, 2001, in the amount of $126,500. Telesource purchased insurance from Telebond and paid premiums of $23,566, $158,278 and $138,203 during the years ended December 31, 2001, 2000 and 1999, respectively. Telebond provides employment bonds along with bid, performance and payment bonds for the Company's projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance and payment bonds for Telesource are secured from third party vendors. Telesource's President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation's board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

Telesource paid legal fees to an employee and director of Telesource in the amount of $84,000 during 1999. There were no legal fees paid to any employee or director of Telesource during 2001 or 2000.

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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Telesource International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets--December 31, 2001 and 2000

Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 2001, 2000 and 1999

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

                         TELESOURCE INTERNATIONAL, INC.
                                  (Registrant)




Date July 10, 2002                       /s/ K.J. Semikian
                                         -----------------------------
                                         K.J. Semikian
                                         President and Chief Executive Officer



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 11, 2002.

/s/ Ralph Beck                                         Chairman of the Board of
-----------------------------------------------        Directors
Ralph Beck

/s/ K.J. Semikian                                      Director, President and
-----------------------------------------------        Chief Executive Officer
K.J. Semikian

/s/ Nidal Z. Zayed                                     Director and Executive
-----------------------------------------------        Vice President
Nidal Z. Zayed

/s/ Max Engler                                         Director
-----------------------------------------------
Max Engler

/s/Jeffery Adams                                       Director
-----------------------------------------------
Jeffery Adams

/s/ Weston Marsh                                       Director
-----------------------------------------------
Weston Marsh

/s/ Ibrahim Ibrahim                                    Director
-----------------------------------------------
Ibrahim Ibrahim

/s/ Bud Curley                                         Chief Financial Officer
-----------------------------------------------
Bud Curley

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                              EXHIBIT DESCRIPTION
-------------   ----------------------------------------------------------------

        2.01 Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**

        3.01    Certificate of Incorporation of Telesource International**

        3.02    By-laws of Telesource International**

        10.01 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**

        10.02 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**

        10.03 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**

        10.04 Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**

        10.06 Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**

        10.07 Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees**

        10.10 Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**


        10.10A Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001**


        10.11 Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

        10.12 Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc.)**

        10.13 Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated January 21, 2000**

        10.13A Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated March 26, 2002**


        10.14 Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

        10.15 Employment Contract between K.J. Semikian and Telesource International, Inc.**

        10.16 Employment Contract between Nidal Z. Zayed and Telesource International, Inc.**


        10.17 Employment Contract between Bud Curley and Telesource International, Inc.**


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

        10.21 Telesource International, Inc. 2000 Non-Qualified Stock Option Plan**

        10.22 Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan**



        10.23 Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc.**

**   Previously filed