Form 10-Q
period 2002-06-30
TELESOURCE INTERNATIONAL INC
filed 2002-08-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of August 19, 2002.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

     Item 1.  Financial Statements:                                         1

              Condensed Consolidated Balance Sheets -
              June 30, 2002 and December 31, 2001                           2

              Condensed Consolidated Statements of Operations -
              six months ended June 30, 2002 and 2001                       3

              Condensed Consolidated Statements of Operations -
              three months ended June 30, 2002 and 2001                     4

              Condensed Consolidated Statements of Cash Flows -
              six months ended June 30, 2002 and 2001                       5

              Notes to Condensed Consolidated Financial Statements        6 - 14

     Item 2.  Management's Discussion and Analysis of                    15 - 20
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   20

PART II.  Other Information

     Item 1.  Legal Proceedings                                            22

     Item 6.  Exhibits and Reports on Form 8-K                             22

              Signatures                                                   23

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                                          June 30,      December 31,
                                    Assets                                  2002            2001
                                                                        ------------    -----------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                           $    586,514        204,752
    Accounts receivable                                                    3,922,085      3,150,617
    Current portion of net investment in sales-type lease                  1,543,842      1,473,229
    Costs and estimated earnings in excess of billings                     4,721,885      3,039,607
    Prepaid expenses and other current assets                                607,871        388,129
                                                                        ------------    -----------
                Total current assets                                      11,382,197      8,256,334
Net investment in sales-type lease-long term                              12,089,424     12,879,411
Property, plant and equipment, net                                         2,474,990      2,690,935
Other assets                                                                 104,447        194,847
                                                                        ------------    -----------
                Total assets                                            $ 26,051,058     24,021,527
                                                                        ============    ===========

                     Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                                   $ 18,600,000     15,500,000
    Accounts payable                                                       4,311,724      3,443,127
    Accrued expenses                                                       2,677,767      3,123,074
    Billings in excess of costs and estimated earnings                       905,260        333,651
    Income taxes payable                                                      18,351         19,440
    Other current liabilities                                                149,718        168,504
                                                                        ------------    -----------
                Total current liabilities                                 26,662,820     22,587,796
Long-term debt                                                            19,600,000     20,000,000
                                                                        ------------    -----------
                Total liabilities                                         46,262,820     42,587,796
                                                                        ------------    -----------
Stockholders' deficit:
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 15,000,000 shares issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively                     150,000        150,000
    Additional paid-in capital                                             5,797,225      5,797,225
    Accumulated deficit                                                  (26,090,985)   (24,545,584)
    Accumulated comprehensive income (loss) -
       foreign currency translation                                          (68,002)        32,090
                                                                        ------------    -----------
                Total stockholders' deficit                              (20,211,762)   (18,566,269)
Commitments and contingencies (note 6)
                                                                        ------------    -----------
                Total liabilities and stockholders' deficit             $ 26,051,058     24,021,527
                                                                        ============    ===========

See accompanying notes to condensed consolidated financial statements

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                     Six months ended June 30, 2002 and 2001

                                                                    2002           2001
                                                               ------------    -----------
Revenues:
    Construction revenues                                      $  8,378,783      5,434,652
    Construction revenues - related party                           740,819        724,517
    Construction revenues on power plants                                --        766,776
    Service fees - power generation plant                           530,208        375,312
    Sales, net                                                      296,678        149,390
    Sales, net - related party                                        2,053             --
    Rental income                                                     3,300          1,675
    Finance lease revenue                                           660,626        724,927
                                                               ------------    -----------
            Gross revenues                                       10,612,467      8,177,249

Costs and expenses:
    Construction costs                                            7,324,846      6,492,054
    Construction costs on power plants                                   --        710,224
    Operation and maintenance costs - power generation plant        601,071        596,105
                                                               ------------    -----------
            Gross profit                                          2,686,550        378,866
                                                               ------------    -----------

Operating expenses:
    Salaries and employee benefits                                  891,644        952,812
    Occupancy and equipment                                         170,201        299,169
    General and administrative                                    2,242,686      1,896,839
                                                               ------------    -----------
            Total operating expenses                              3,304,531      3,148,820
                                                               ------------    -----------
            Operating loss                                         (617,981)    (2,769,954)
                                                               ------------    -----------

Other income (expense):
    Interest income                                                   2,766         32,328
    Interest expense                                               (947,749)    (1,315,963)
    Other income, net                                                17,563         42,750
                                                               ------------    -----------
            Total other expense                                    (927,420)    (1,240,885)
                                                               ------------    -----------
            Loss before income taxes                             (1,545,401)    (4,010,839)

Income tax expense                                                       --         12,212
                                                               ------------    -----------
            Net loss                                           $ (1,545,401)    (4,023,051)
                                                               ============    ===========
Basic net loss per share                                       $      (0.10)         (0.31)
                                                               ============    ===========
Basic weighted average shares outstanding                        15,000,000     13,011,050
                                                               ============    ===========
Fully diluted net loss per share                               $      (0.10)         (0.31)
                                                               ============    ===========
Diluted weighted average shares outstanding                      15,080,000     13,011,050
                                                               ============    ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                    Three months ended June 30, 2002 and 2001

                                                                   2002           2001
                                                               ------------    -----------
Revenues:
    Construction revenues                                      $  3,931,032      2,615,714
    Construction revenues - related party                           318,850        530,502
    Construction revenues on power plants                                --        302,479
    Service fees - power generation plant                           286,776        177,408
    Sales, net                                                       47,096        110,422
    Sales, net - related party                                          464             --
    Rental income                                                     1,365          1,515
    Finance lease revenue                                           326,103        358,630
                                                               ------------    -----------
            Gross revenues                                        4,911,686      4,096,670

Costs and expenses:
    Construction costs                                            3,407,000      3,777,719
    Construction costs on power plants                                   --        280,177
    Operation and maintenance costs - power generation plant        264,797        304,560
                                                               ------------    -----------
            Gross profit                                          1,239,889       (265,786)
                                                               ------------    -----------

Operating expenses:
    Salaries and employee benefits                                  450,984        466,284
    Occupancy and equipment                                          83,093        151,036
    General and administrative                                    1,063,260      1,041,449
                                                               ------------    -----------
            Total operating expenses                              1,597,337      1,658,769
                                                               ------------    -----------
            Operating loss                                         (357,448)    (1,924,555)
                                                               ------------    -----------

Other income (expense):
    Interest income                                                   2,764         17,726
    Interest expense                                               (489,572)      (609,767)
    Other income, net                                                12,453         41,667
                                                               ------------    -----------
            Total other expense                                    (474,355)      (550,374)
                                                               ------------    -----------
            Loss before income taxes                               (831,803)    (2,474,929)
Income tax expense                                                       --            747
                                                               ------------    -----------
            Net loss                                           $   (831,803)    (2,475,676)
                                                               ============    ===========
Basic net loss per share                                       $      (0.06)         (0.19)
                                                               ============    ===========
Basic weighted average shares outstanding                        15,000,000     13,021,978
                                                               ============    ===========
Fully diluted net loss per share                               $      (0.06)         (0.19)
                                                               ============    ===========
Diluted weighted average shares outstanding                      15,090,714     13,021,978
                                                               ============    ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                     Six months ended June 30, 2002 and 2001

                                                                             2002           2001
                                                                         ------------    ----------
Cash flows from operating activities:
    Net loss                                                             $ (1,545,401)   (4,023,051)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                       229,867       227,667
          Changes in assets and liabilities:
             Receivables                                                     (771,468)    3,536,146
             Prepaid expenses and other current assets                       (219,742)     (143,612)
             Costs and estimated earnings in excess of billings            (1,110,669)   (1,517,552)
             Net investment in sales-type lease                               719,374       655,073
             Other assets                                                      90,400        26,044
             Accounts payable                                                 868,597    (1,702,079)
             Accrued expenses                                                (545,399)       25,790
             Income taxes payable                                              (1,089)    1,531,971
             Other liabilities                                                (18,786)       21,239
                                                                         ------------    ----------
                   Net cash used in operating activities                   (2,304,316)   (1,362,364)
                                                                         ------------    ----------
Cash flows from investing activities:
    Proceeds from maturity of certificate of deposit                               --     1,000,000
    Capital expenditures                                                      (13,922)     (833,959)
                                                                         ------------    ----------
                   Net cash provided by (used in) investing activities        (13,922)      166,041
                                                                         ------------    ----------
Cash flows from financing activities:
    Proceeds from borrowings                                               12,800,000       846,195
    Proceeds from sale of stock                                                    --     2,000,000
    Principal payments on debt                                            (10,100,000)           --
                                                                         ------------    ----------
                   Net cash provided by financing activities                2,700,000     2,846,195
                                                                         ------------    ----------
                   Net increase in cash and cash equivalents                  381,762     1,649,872
Cash and cash equivalents at beginning of period                              204,752     1,038,975
                                                                         ------------    ----------
Cash and cash equivalents at end of period                               $    586,514     2,688,847
                                                                         ============    ==========
Supplemental disclosure:
    Cash paid during the period for interest                             $  1,062,165     1,626,278
    Cash paid during the period for income taxes                                   --            --

See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

1.    Description of Business

      Telesource International, Inc. ("Telesource" or the "Company") was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC"), a Kuwait-based civil, electrical and mechanical construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. The Company's facility in Lombard, Illinois, annually handles the procurement, export and shipping of U.S. fabricated products for use by the Company's subsidiaries or for resale to customers outside of the mainland.

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

      During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the National Association of Securities Dealers ("NASD") Over The Counter Bulletin Board in October 2001, under the ticker symbol "TSCI".

2.    Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2001 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2001 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

2.    Summary of Significant Accounting Policies, continued

Liquidity

      As of June 30, 2002, the Company's current liabilities exceeded its current assets by $15,280,623, and the Company had a total stockholders' deficit of $20,211,762. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required. SHBC has agreed to guarantee certain of the Company's obligations, and if necessary, to repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At June 30, 2002, the Company had $38,200,000 in debt outstanding, $18,600,000 of which is due and payable within the next twelve months.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

2.    Summary of Significant Accounting Policies, continued

      Revenue from the Company's brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company's customer and the risk of loss being borne by the customer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2002 and it did not affect the financial statements.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill or other intangible assets should be tested for impairment upon adoption. The Company adopted SFAS No. 142 as required on January 1, 2001 and it did not affect the financial statements.

      In August 2001 and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively. SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. The Company does not believe that adoption of this statement will have a material impact on its financial statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of fair value or book value less cost to sell. The Company adopted SFAS 144 as required on January 1, 2002 and it did not affect the financial statements.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that liabilities related to exit or disposal activities should be measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at June 30, 2002 and December 31, 2001:

                                                                                                         June 30,      December 31,
                                                                                                             2002          2001
                                                                                                        ---------      -------------
The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $2,000,000 credit line, due in full on January 31, 2002 including interest of 1.5% above the bank's base lending rate (6.3% and 9.5% at
    December 31, 2001 and 2000, respectively), secured by nineteen (19)
    Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate guarantee of Telesource
    International, Inc.                                                                                        --          2,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
    unsecured and maturing on December 31, 2003                                                         1,100,000          1,100,000

Bank of Hawaii loan, due in lump sum on April 15, 2002, interest payable monthly including interest of 0.5% above the Bank Base Rate (4.75% at
    June 30, 2002 and December 31, 2001), secured by a irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of Kuwait, guaranteed by SHBC. The Company renewed this credit facility in August
    2002 with a new maturity date of December
    3, 2002                                                                                             1,900,000          1,900,000

Bank of Hawaii loan, advances on credit line, due in full on July 1, 2002, including interest of 1.5 percent above Bank Base Rate (6.25% at June
    30, 2002 and December 31, 2001), secured by twenty-one (21)
    Commonwealth Utilities Corporation negotiable promissory notes valued at $3,780,000 and a corporate guarantee of Telesource International,
    Inc. The Company renewed this credit facility in August 2002 after making a $500,000 reduction payment with a new
    maturity date for the balance of $1,000,000 of December 3, 2002                                     1,500,000          1,500,000


The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $7,500,000 credit line, due in full on November 2, 2002 or upon demand including interest of 0.5% above the bank's base lending rate (6.3% at
    June 30, 2002 and December 31, 2001), secured by irrevocable standby letter of credit and a corporate guarantee of
    Telesource International, Inc.                                                                      7,500,000                 --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements, continued

      Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 6, 2002. Due in 90 days from date of drawdown including interest of 9.5 percent per annum, secured by assignment of specific invoices from billings on the West Tinian
          Airport Airside improvement project, guaranteed by Telesource
          International Inc. and one of its officers                                                       700,000         1,000,000


      Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31, 2002 and $2,000,000 on June
          30, 2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL (a related
          party)                                                                                                --         3,000,000


      Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in three installments of $1,000,000 each on May 28, 2003, November 28,
          2003 and March 15, 2003, respectively, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and
          Sons Co., WLL (a related party)                                                                3,000,000                --

      Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3 percent. The loan is guaranteed by Sayed
          Hamid Behbehani and Sons Co., WLL (a related party). Should the
          Company default on an installment payment, the
          entire loan and accrued interest become due and payable                                       22,500,000        25,000,000
                                                                                                       -----------        ----------

                    Notes payable to banks                                                              38,200,000        35,500,000

      Less current portion                                                                              18,600,000        15,500,000
                                                                                                       -----------        ----------

                                          Total long-term debt                                         $19,600,000        20,000,000
                                                                                                       ===========        ==========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

4.    Shareholders' Equity:

      On June 30, 2002, 15,000,000 shares of the Company's common stock were issued and outstanding. In January 2002, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

      In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit for one year to be used by the Company as it sees fit. The warrants allow SHBC to receive one share of the Company's common stock for each warrant upon exercise. The exercise price for the warrants was $1 per share and the warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company's common stock being issued.

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

5.    Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                               Three Months                      Six Months
                                                               Ended June 30,                  Ended June 30,
                                                         -------------------------      --------------------------
                                                            2002           2001            2002            2001
                                                         ---------      ----------      ----------      ----------
      Net loss                                           $(831,803)     (2,475,676)     (1,545,401)     (4,023,051)
      Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustment          (100,092)             --        (100,092)        333,827
                                                         ---------      ----------      ----------      ----------

      Comprehensive loss                                 $(931,895)     (2,475,676)     (1,645,493)     (3,689,224)
                                                         =========      ==========      ==========      ==========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

6.    Earnings Per Share:

      In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

            Six Months Ended June 30                                                          2002              2001
                                                                                          -----------      ------------
             Numerator - basic and diluted (LOSS) earnings per SHAre
                                  Net loss                                                $(1,545,401)     $ (4,023,051)
                                                                                          ===========      ============
             Denominator - Basic earnings per share
                                  Weighted average common stock outstanding                15,000,000        13,011,050
                                                                                          ===========      ============
             Basic loss per share                                                         $     (0.10)     $      (0.31)
                                                                                          ===========      ============

             Denominator - DILUTED earnings per share
                                  Weighted average common stock outstanding                15,080,000        13,011,050
                                                                                          ===========      ============
             Diluted loss per share                                                       $     (0.10)     $      (0.31)
                                                                                          ===========      ============

             Three Months Ended June 30                                                       2002              2001
                                                                                          -----------      ------------
             Numerator - basic and diluted (LOSS) earnings per SHAre
                                  Net loss                                                $  (831,803)     $ (2,475,676)
                                                                                          ===========      ============
             Denominator - Basic earnings per share
                                  Weighted average common stock outstanding                15,000,000        13,021,978
                                                                                          ===========      ============
             Basic loss per share                                                         $     (0.06)     $      (0.19)
                                                                                          ===========      ============

             Denominator - DILUTED earnings per share
                                  Weighted average common stock outstanding                15,090,714        13,021,978
                                                                                          ===========      ============
             Diluted loss per share                                                       $     (0.06)     $      (0.19)
                                                                                          ===========      ============

7.    Commitments and Contingent Liabilities:

      The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.    Business Segment Information:

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

8.    Business Segment Information, Continued:

                                                                       For the Six Months Ended
                                                                             June 30, 2002
                                                -----------------------------------------------------------------------
                                                Power Generation and
                                                  Construction of
                                                    Power Plants          Trading        Construction          Total
                                                --------------------     ----------      ------------        ----------
            Revenue                                     $  1,190,834        298,731         9,122,902        10,612,467
            Interest income                                       --             --             2,766             2,766
            Interest expense                                 895,896             --            51,853           947,749
            Depreciation and amortization                      2,062          9,151           218,654           229,867
            Income tax expense                                    --             --                --                --
            Net income/(loss)                               (308,195)      (242,584)         (994,622)       (1,545,401)
            Total capital expenditures                            --          9,902             4,020            13,922
            Total assets                                  14,001,792        292,575        11,756,691        26,051,058

                                                                       For the Six Months Ended
                                                                             June 30, 2001
                                                -----------------------------------------------------------------------
                                                Power Generation and
                                                  Construction of
                                                    Power Plants          Trading        Construction          Total
                                                --------------------     ----------      ------------        ----------
            Revenue                                     $  1,867,015        149,390         6,160,844         8,177,249
            Interest income                                       47         12,779            19,502            32,328
            Interest expense                               1,235,413             --            80,550         1,315,963
            Depreciation and amortization                      4,616         17,343           205,708           227,667
            Income tax expense                                12,212             --                --            12,212
            Net income/(loss)                               (710,661)       (70,350)       (3,242,040)       (4,023,051)
            Total capital expenditures                            --             --           833,959           833,959
            Total assets                                  15,804,456        166,790        11,860,097        27,831,343

                                                                       For the Three Months Ended
                                                                             June 30, 2002
                                                -----------------------------------------------------------------------
                                                Power Generation and
                                                  Construction of
                                                    Power Plants          Trading        Construction          Total
                                                --------------------     ----------      ------------        ----------
            Revenue                                       $    612,879        48,370        4,250,437         4,911,686
            Interest income                                         --            --            2,764             2,764
            Interest expense                                   447,948            --           41,624           489,572
            Depreciation and amortization                        1,031         4,575          138,620           144,226
            Income tax expense                                      --            --               --                --
            Net income/(loss)                                 (533,836)       41,290         (339,257)         (831,803)
            Total capital expenditures                              --         3,386               --             3,386
            Total assets                                    14,001,792       292,575       11,756,691        26,051,058

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001

8.    Business Segment Information, Continued:

                                                                       For the Three Months Ended
                                                                             June 30, 2001
                                                -----------------------------------------------------------------------
                                                Power Generation and
                                                  Construction of
                                                    Power Plants          Trading        Construction          Total
                                                --------------------     ----------      ------------        ----------
            Revenue                                       $    838,517       110,262        3,147,891         4,096,670
            Interest income                                         47        12,779            4,900            17,726
            Interest expense                                   529,217            --           80,550           609,767
            Depreciation and amortization                        4,616         8,038           60,216            72,870
            Income tax expense                                     747            --               --               747
            Net income/(loss)                               (1,004,593)       88,954       (1,560,037)       (2,475,676)
            Total capital expenditures                              --            --          265,033           265,033
            Total assets                                    15,804,456       166,790       11,860,097        27,831,343

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001

Revenues

The consolidated operating results for the six months ended June 30, 2002 and 2001 and the consolidated balance sheet as of June 30, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 48.1% to $9.1 million from $6.2 million for the six months ended June 30, 2002 and 2001, respectively. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 8.1% and 11.8% of total construction revenues for the six months ended June 30, 2002 and 2001, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants decreased to none for the six months ended June 30, 2002 as compared to $766,776 for the same period during 2001. These revenues during 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji. The project in Fiji was completed during 2001.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 41.3% to $530,208 from $375,312 for the six months ended June 30, 2002 and 2001, respectively. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of a local hotel and casino connecting to the local power grid in late 2001. The average monthly amount billed for the first six months of 2002 was $88,368 as compared to the average monthly amount billed for same period in 2001 in the amount of $62,552. Service fees are expected to grow in future periods due to an expected increase in tourist arrivals on Tinian after the completion of the Tinian airport runway during 2002.

Sales Revenues. Sales revenues net of costs, including related party sales, increased to $298,731 from $149,390 for the six months ended June 30, 2002 and 2001, respectively. Sales to third party customers increased from $149,390 for the six months ended June 30, 2001 to $296,678 for the same period in 2002. Related party sales were $2,053 and none for the six months ended June 30, 2002 and 2001, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $3,300 from $1,675 for the six months ended June 30, 2002 and 2001, respectively. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 8.9% to $660,626 from $724,927 for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 12.8% to $7.3 million from $6.5 million for the six months ended June 30, 2002 and 2001, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project on Tinian. Construction costs as a percentage of construction revenues were 80.3% and 105.4% for the six months ended June 30, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first six months of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing

Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.

Construction Costs on Power Plants. Construction costs on power plants decreased to none for the first six months of 2002 as compared to $710,224 for the same period during 2001. The construction costs on power plants recognized during 2001 were incurred on the expansion of two power plants in Fiji. This project was completed in late 2001.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 0.8% to $601,071 from $596,105 for the six months ended June 30, 2002 and 2001, respectively. The growth in operations and maintenance costs - power generation plant is due to increased costs incurred in operating the power plant. These costs increases are related to additional staffing required to operate the plant and increased operational and maintenance fees associated with the increase in the actual amounts of power produced. Operational and maintenance fees are tied directly to the amount of usage the power generation engines experience. Power produced during the six months ended June 30, 2002 and 2001 was 26.5 million kilo-watt hours and 18.8 kilo-watt hours, respectively. Operations and maintenance costs - power generation plant as a percent of service fees - power generation plant were 113.4% and 158.8% for the six months ended June 30, 2002 and 2001, respectively. Operations and maintenance costs - power generation plant exceeded service fees for the six months ended June 30, 2002 and for the same period in 2001 due to low demand for power at the present time. Current demand levels have increased 41.3% during the first six months of 2002 as compared to the same period in 2001 as a result of a hotel and casino connecting to the local power grid. The ratio of operations and maintenance costs - power generation plant as a percent of service fees - power generation plant is expected to improve in future periods due to expected increases in the amount of power required by the island of Tinian. The expected increase is due to an expected increase in demand upon completion of the airport runway expansion. The airport expansion is expected to lead to an increase in tourism on the island of Tinian.

Salaries and Employee Benefits. Salaries and employee benefits decreased 6.4% to $891,644 from $952,812 for the six months ended June 30, 2002 and 2001, respectively. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and included labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses decreased 43.1% to $170,201 from $299,169 for the six months ended June 30, 2002 and 2001, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 18.2% to $2.2 million from $1.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase is attributed primarily to additional gross revenue taxes incurred on the increased revenues along with banking fees incurred in establishing letters of credit to secure bonding for the prison project on Saipan and letters of credit used to renew or replace maturing debt.

Other Expense, Net. Other expense decreased 25.3% to $927,420 from $1.2 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Income Tax Expense. Income tax expense was none and $12,212 for the six months ended June 30, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project which was completed in late 2001. Telesource had a net operating loss carryforward at June 30, 2002 of approximately $23,600,000.

Results of Operations for the three months ended June 30, 2002 compared to the three months ended June 30, 2001

Revenues

The consolidated operating results for the three months ended June 30, 2002 and 2001 and the consolidated balance sheet as of June 30, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 35.1% to $4.3 million from $3.1 million for the three months ended June 30, 2002 and 2001, respectively. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 7.5% and 16.9% of total construction revenues for the three months ended June 30, 2002 and 2001, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants decreased to none for the three months ended June 30, 2002 as compared to $302,479 for the same period during 2001. These revenues during 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji. The project in Fiji was completed during 2001.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 61.6% to $286,776 from $177,408 for the three months ended June 30, 2002 and 2001, respectively. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of a local hotel and casino connecting to the local power grid in late 2001.

Sales Revenues. Sales revenues net of costs, including related party sales, decreased to $47,560 from $110,422 for the three months ended June 30, 2002 and 2001, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased to $1,365 from $1,515 for the three months ended June 30, 2002 and 2001, respectively. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 9.1% to $326,103 from $358,630 for the three months ended June 30, 2002 and 2001, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) decreased 9.8% to $3.4 million from $3.8 million for the three months ended June 30, 2002 and 2001, respectively. Construction costs as a percentage of construction revenues were 80.2% and 120.1% for the three months ended June 30, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first quarter of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.

Construction Costs on Power Plants. Construction costs on power plants decreased to none for the second quarter of 2002 as compared to $280,177 for the same period during 2001. The construction costs on power plants recognized during 2001 were incurred on the expansion of two power plants in Fiji. This project was completed in late 2001.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant decreased 13.1% to $264,797 from $304,560 for the three months ended June 30, 2002 and 2001, respectively. The lower costs during 2002 were a direct result of management's cost cutting efforts and were achieved primarily by reducing payroll expenses to operate the power plant.

Salaries and Employee Benefits. Salaries and employee benefits decreased 3.3% to $450,984 from $466,284 for the three months ended June 30, 2002 and 2001, respectively. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and include labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses decreased 45.0% to $83,093 from $151,036 for the three months ended June 30, 2002 and 2001, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 2.1% to $1.06 million from $1.04 million for the three months ended June 30, 2002 as compared to the same period in 2001. The increase is attributed primarily to additional gross revenue taxes incurred on the increased revenues along with banking fees incurred in establishing letters of credit to secure bonding for the prison project on Saipan and letters of credit used to renew or replace maturing debt.

Other Expense, Net. Other expense decreased 13.8% to $474,355 from $550,374 for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Income Tax Expense. Income tax expense was none and $747 for the three months ended June 30, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project which was completed in late 2001. Telesource had a net operating loss carryforwards at June 30, 2002 of approximately $23,600,000.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at June 30, 2002:

            Contracts as of December 31, 2001                        $ 9,615,813
            New contracts and change orders added during the first
               six months of 2002                                     20,248,852
                                                                     -----------

                                                                      29,864,665

            Less: Contract revenue for the six months ended
                         June 30, 2002                                 9,119,602
                                                                     -----------

            Balance at June 30, 2002                                 $20,745,063
                                                                     ===========

Contractual Obligations and Commercial Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2005. The Company conducts most of its operations through construction projects and most of the Company's obligations are encountered through construction contracts. Commercial commitments include accounts payable, accrued expenses, billings in excess of costs and estimated earnings, income taxes payable and other current liabilities. Contractual cash obligations and commitments relating to debt and lease payments are as follows:

                                                     Operating     Commercial
                                         Debt         Leases       Commitments
                                     ------------     ------       -----------
                                    (in thousands) (in thousands) (in thousands)
       Through June 2003               $18,600          $115          $8,063
       July 2003 to June 2006           19,600            84              --
       Thereafter                           --            --              --
                                       -------          ----          ------
       Total                           $38,200          $199          $8,063
                                       =======          ====          ======

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

Cash used in operating activities during the six months ended June 30, 2002 and 2001 were $2.3 million and $1.4 million, respectively.

Cash used in investing activities was $13,922 for the three months ended June 30, 2002 as compared to net cash provided by investing activities of $166,041 for the same period in 2001. The cash used in investing activities was used for the purchase of equipment to be used on projects.

Cash from financing activities generated $2.9 million for the six months ended June 30, 2001 as compared to cash generated of $2.7 million for the same period in 2002. The cash generated by financing during 2001 and 2002 came from additional borrowings.

Telesource International had a working capital deficit of $15.3 million at June 30, 2002 and $14.3 million at December 31, 2001.

The Company borrowed $5.3 million from SHBC during the first six months of 2002 in order to make required debt payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait which came due during the first quarter of 2002. The Company repaid this short-term facility to SHBC in April 2002 when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit from SHBC along with three promissory notes on the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002. After first securing an extension to April 15, 2002, the Company repaid the $2.0 million credit facility with the Hongkong and Shanghai Banking Corporation that was originally due on January 31, 2002, with the proceeds from the $7.5 million credit line.

In August 2002, the Company renewed both loans with the Bank of Hawaii in the amount of $1.9 million and $1.5 million as a single loan by making a paydown of principal in the amount of $500,000. These loans were scheduled to mature on July 1, 2002 and August 15, 2002. This credit line was renewed by the Bank of Hawaii and will mature on December 10, 2002.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of June 30, 2002. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after January 31, 2003.

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

Telesource International currently expects that its existing cash balances along with credit lines established in 2002 together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months. Telesource International had a $17 million credit line committed from the Gulf Bank for the prison project at December 31, 2001. The prison project was awarded in March 2002 and the project-related credit line from the Gulf Bank was finalized in March 2002. This credit line was used for securing US Treasury listed bonds for the project.

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

Subsequent Events

The employment contract the Company has with its CEO and President, K.J. Semikian, matured on July 1, 2002. During July 2002, the Company and Mr. Semikian agreed to extend the current contract until the next scheduled Board meeting, expected in early November 2002. The employment contract the Company has with its Executive Vice President, Nidal Zayed will mature on September 1, 2002. During July 2002, the Company and Mr. Zayed agreed to extend the current contract until the next scheduled Board meeting, expected in early November 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of June 30, 2002 and December 31, 2001, the Registrant had total debt obligations, including current and long-term obligations, totaling $38.2 million and $35.5 million, respectively. Of these amounts, fixed rate obligations totaled $1.8 million and $2.1 million, and variable rate obligations totaled $36.4 million and $33.4 million, as of June 30, 2002 and December 31, 2001, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $364,000 higher in 2002 and $334,000 higher 2001 based on the respective outstanding balances of variable rate obligations at June 30, 2002 and December 31, 2001. The Registrant has no interest rate swap or exchange agreements.

0% and 9.4% of the Registrant's gross revenues for the three months ended June 30, 2002 and June 30, 2001, respectively, were denominated in currencies other than the U.S. dollar. All contracts currently underway for the

Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

      There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2001 and no new material legal proceedings have become reportable events during the three months ended June 30, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On July 29, 2002, Telesource International, Inc. held its 2002 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim, Weston Marsh, K.J. Semikian and Nidal Zayed; (ii) ratified the appointment of KPMG LLP as Telesource International's independent auditors.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                              Votes For         Votes Against
                                              ----------        -------------
            Election of Directors:

               Ralph Beck                     11,373,450                  --

               Jeff Adams                     11,373,450                  --

               Max Engler                     11,373,450                  --

               Ibrahim Ibrahim                11,373,450                  --

               Weston Marsh                   11,373,450                  --

               K.J. Semikian                  11,373,450                  --

               Nidal Z. Zayed                 11,373,450                  --



                                                                                                         Broker
                                           Votes For         Votes Against         Abstentions          Non-Votes
                                        ----------------    -----------------    ----------------    ----------------

      Ratification of Auditors              11,373,300                   --                 150                  --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Telesource International, Inc.
                                         --------------------------------------
                                         (Registrant)


      Date        August 19, 2002        /s/ K.J. Semikian
                                         --------------------------------------
                                         K.J. Semikian
                                         President and Chief Executive Officer


                  August 19, 2002        /s/ Bud Curley
                                         --------------------------------------
                                         Bud Curley
                                         Chief Financial Officer

                                Index to Exhibits

    Exhibits
----------------

      99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Executive Officer-- Corporation (1)

      99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Financial Officer-- Corporation (1)


                                                             (1) Filed herewith.