Form 10-Q
period 2002-09-30
TELESOURCE INTERNATIONAL INC
filed 2002-11-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended    September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of November 19, 2002.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      -------
PART I. Financial Information

       Item 1. Financial Statements:                                      1

               Condensed Consolidated Balance Sheets -
               September 30, 2002 and December 31, 2001                   2

               Condensed Consolidated Statements of Operations -
               nine months ended September 30, 2002 and 2001              3

               Condensed Consolidated Statements of Operations -
               three months ended September 30, 2002 and 2001             4

               Condensed Consolidated Statements of Cash Flows -
               nine months ended September 30, 2002 and 2001              5

               Notes to Condensed Consolidated Financial Statements     6 - 15

       Item 2. Management's Discussion and Analysis of                 16 - 21
               Financial Condition and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                               21

PART II. Other Information

       Item 1. Legal Proceedings                                         22

       Item 6. Exhibits and Reports on Form 8-K                          22

               Signatures                                                23

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements which follow have been prepared by Telesource International, Incorporated ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's independent audit firm, KPMG, L.L.P., has not completed its quarterly review of these financial statements. The independent audit firm's quarterly review is expected to be completed by December 4, 2002. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    September 30, 2002 and December 31, 2001

                                                                         September 30,     December 31,
                             Assets                                           2002             2001
                                                                         -------------    -------------
                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                            $     182,545          204,752
    Accounts receivable                                                      5,595,555        3,150,617
    Current portion of net investment in sales-type lease                    1,580,408        1,473,229
    Costs and estimated earnings in excess of billings                       5,335,729        3,039,607
    Prepaid expenses and other current assets                                  566,519          388,129
                                                                         -------------    -------------
             Total current assets                                           13,260,756        8,256,334
Net investment in sales-type lease-long term                                11,680,342       12,879,411
Property, plant and equipment, net                                           2,375,535        2,690,935
Other assets                                                                    95,971          194,847
                                                                         -------------    -------------
             Total assets                                                $  27,412,604       24,021,527
                                                                         =============    =============

             Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                                    $  19,950,000       15,500,000
    Accounts payable                                                         5,078,074        3,443,127
    Accrued expenses                                                         3,137,974        3,123,074
    Billings in excess of costs and estimated earnings                         816,741          333,651
    Income taxes payable                                                        18,351           19,440
    Other current liabilities                                                1,015,758          168,504
                                                                         -------------    -------------
             Total current liabilities                                      30,016,898       22,587,796
Long-term debt                                                              17,850,000       20,000,000
                                                                         -------------    -------------
             Total liabilities                                              47,866,898       42,587,796
                                                                         -------------    -------------
Stockholders' deficit:
    Common stock, $0.01 par value, 50,000,000 shares
      authorized; 15,000,000 shares issued and outstanding at
      September 30, 2002 and December 31, 2001, respectively                   150,000          150,000
    Additional paid-in capital                                               5,797,225        5,797,225
    Accumulated deficit                                                    (26,342,806)     (24,545,584)
    Accumulated comprehensive income (loss) -
      foreign currency translation                                             (58,713)          32,090
                                                                         -------------    -------------
             Total stockholders' deficit                                   (20,454,294)     (18,566,269)
Commitments and contingencies (note 6)
                                                                         -------------    -------------
             Total liabilities and stockholders' deficit                 $  27,412,604       24,021,527
                                                                         =============    =============

See accompanying notes to condensed consolidated financial statements

                   TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations (unaudited)

                    Nine months ended September 30, 2002 and 2001

                                                                  2002            2001
                                                              ------------    ------------
Revenues:
   Construction revenues                                      $ 13,388,595       8,282,332
   Construction revenues - related party                           754,982       1,095,690
   Construction revenues on power plants                                --       2,060,030
   Service fees - power generation plant                           836,004         549,360
   Sales, net                                                      253,158         110,317
   Sales, net - related party                                        7,688              --
   Rental income                                                     6,095           1,675
   Finance lease revenue                                           978,110       1,075,709
                                                              ------------    ------------

          Gross revenues                                        16,224,632      13,175,113

Costs and expenses:
   Construction costs                                           10,961,457      10,649,965
   Construction costs on power plants                                   --       1,941,054
   Operation and maintenance costs - power generation plant        904,975         828,920
                                                              ------------    ------------

          Gross profit                                           4,358,200        (244,826)
                                                              ------------    ------------

Operating expenses:
   Salaries and employee benefits                                1,297,717       1,390,703
   Occupancy and equipment                                         259,289         430,918
   General and administrative                                    3,264,165       2,958,444
                                                              ------------    ------------

          Total operating expenses                               4,821,171       4,780,065
                                                              ------------    ------------

          Operating loss                                          (462,971)     (5,024,891)
                                                              ------------    ------------

Other income (expense):
   Interest income                                                   3,592          32,798
   Interest expense                                             (1,373,331)     (1,874,761)
   Other income, net                                                35,488         114,364
                                                              ------------    ------------

          Total other expense                                   (1,334,251)     (1,727,599)
                                                              ------------    ------------

          Loss before income taxes                              (1,797,222)     (6,752,490)

Income tax expense                                                      --          13,055
                                                              ------------    ------------

          Net loss                                            $ (1,797,222)     (6,765,545)
                                                              ============    ============

Basic and diluted net loss per share                          $      (0.12)          (0.49)
                                                              ============    ============

Basic weighted average shares outstanding                       15,000,000      13,686,131
                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                 Three months ended September 30, 2002 and 2001

                                                                  2002            2001
                                                              ------------    ------------
Revenues:
   Construction revenues                                      $  5,023,975       2,089,503
   Construction revenues - related party                                --         803,708
   Construction revenues on power plants                                --         141,478
   Service fees - power generation plant                           305,796         174,048
   Sales, net                                                        3,576              --
   Sales, net - related party                                        5,635              --
   Rental income                                                     4,193              --
   Finance lease revenue                                           317,484         350,782
                                                              ------------    ------------

          Gross revenues                                         5,660,659       3,559,519

Costs and expenses:
   Construction costs                                            3,685,105       3,819,879
   Construction costs on power plants                                   --         131,037
   Operation and maintenance costs - power generation plant        303,904         232,295
                                                              ------------    ------------

          Gross profit                                           1,671,650        (623,692)
                                                              ------------    ------------

Operating expenses:
   Salaries and employee benefits                                  373,833         437,891
   Occupancy and equipment                                          89,088         131,749
   General and administrative                                    1,053,719       1,061,605
                                                              ------------    ------------

          Total operating expenses                               1,516,640       1,631,245
                                                              ------------    ------------

          Operating loss                                           155,010      (2,254,937)
                                                              ------------    ------------

Other income (expense):
   Interest income                                                   3,592             470
   Interest expense                                               (425,582)       (559,629)
   Other income, net                                                15,159          72,445
                                                              ------------    ------------

          Total other expense                                     (406,831)       (486,714)
                                                              ------------    ------------

          Loss before income taxes                                (251,821)     (2,741,651)

Income tax expense                                                      --             843
                                                              ------------    ------------

          Net loss                                            $   (251,821)     (2,742,494)
                                                              ============    ============

Basic and diluted net loss per share                          $      (0.02)          (0.18)
                                                              ============    ============

Basic weighted average shares outstanding                       15,000,000      15,000,000
                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (unaudited)

                  Nine months ended September 30, 2002 and 2001

                                                                           2002            2001
                                                                      ------------    ------------
Cash flows from operating activities:
    Net loss                                                          $ (1,797,222)     (6,765,545)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                     329,322         343,117
         Changes in assets and liabilities:
           Receivables                                                  (2,444,938)      5,706,448
           Prepaid expenses and other current assets                      (178,390)         31,656
           Costs and estimated earnings in excess of billings           (1,813,032)     (1,754,338)
           Net investment in sales-type lease                            1,091,890         770,050
           Other assets                                                     98,876       1,550,654
           Accounts payable                                              1,634,947      (4,320,657)
           Accrued expenses                                                 14,900         424,201
           Income taxes payable                                             (1,089)          8,309
           Other liabilities                                               756,451         342,330
                                                                      ------------    ------------
                Net cash used in operating activities                   (2,308,285)     (3,663,775)
                                                                      ------------    ------------
Cash flows from investing activities:
    Proceeds from maturity of certificate of deposit                            --       1,000,000
    Capital expenditures                                                   (13,922)       (855,181)
                                                                      ------------    ------------
                Net cash provided by (used in) investing activities        (13,922)        144,819
                                                                      ------------    ------------
Cash flows from financing activities:
    Proceeds from borrowings                                            12,800,000       2,510,000
    Proceeds from sale of stock                                                 --       2,000,000
    Principal payments on debt                                         (10,500,000)     (1,258,118)
                                                                      ------------    ------------
                Net cash provided by financing activities                2,300,000       3,251,882
                                                                      ------------    ------------
                Net decrease in cash and cash equivalents                  (22,207)       (267,074)
Cash and cash equivalents at beginning of period                           204,752       1,038,975
                                                                      ------------    ------------
Cash and cash equivalents at end of period                            $    182,545         771,901
                                                                      ============    ============
Supplemental disclosure:
    Cash paid during the period for interest                          $  1,610,948       2,710,766

See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2001 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2001 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity

      As of September 30, 2002, the Company's current liabilities exceeded its current assets by $16,756,142, and the Company had a total stockholders' deficit of $20,454,294. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment and business expansion as may be required. SHBC has agreed to guarantee certain of the Company's obligations, and if necessary, to repay these borrowings, and has also arranged for letters of credit to secure the repayment of certain loans. At September 30, 2002, the Company had $37,800,000 in debt outstanding, $19,950,000 of which is due and payable within the next twelve months.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2001 and it did not affect the financial statements.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

      On January 1, 2002, the Company also adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Reserves for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity, and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no impact on the Company's financial condition, results of operations, or cash flows.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at September 30, 2002 and December 31, 2001:

                                                                             September 30,  December 31,
                                                                                  2002           2001
                                                                             ------------   ------------
The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $2,000,000 credit line, due in full on January 31, 2002 including interest of 1.5% above the bank's base lending rate (6.3% and 9.5% at
    December 31, 2001 and 2000, respectively), secured by nineteen (19)
    Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate guarantee of Telesource International,
    Inc.                                                                               --      2,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
    unsecured and maturing on December 31, 2003.                                1,100,000      1,100,000

Bankof Hawaii loan, due in lump sum on December 3, 2002, interest payable monthly including interest of 0.5% above the Bank Base Rate (4.75% at
    September 30, 2002 and December 31, 2001), secured by a irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of
    Kuwait, guaranteed by SHBC.                                                 1,900,000      1,900,000

Bankof Hawaii loan, advances on credit line, due in full on December 3,
    2002, including interest of 1.5 percent above Bank Base Rate (4.75% at
    September 30, 2002 and December 31, 2001), secured by twenty-one (21)
    Commonwealth Utilities Corporation negotiable promissory notes valued at $3,780,000 and a corporate guarantee of Telesource International,
    Inc.                                                                        1,000,000      1,500,000

The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $7,500,000 credit line, due in full on November 2, 2002 or upon demand including interest of 0.5% above the bank's base lending rate (6.3% at
    September 30, 2002 and December 31, 2001), secured by irrevocable standby letter of credit and a corporate guarantee of Telesource
    International, Inc. This loan was extended to December
    6, 2002.                                                                    7,500,000             --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements, continued

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 6, 2002. Due in 90 days from date of drawdown including interest of 9.5 percent per annum, secured by assignment of specific invoices from billings on the West Tinian
    Airport Airside improvement project, guaranteed by Telesource
    International Inc. and one of its officers.                                   800,000      1,000,000

Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31, 2002 and $2,000,000 on
    September 30, 2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL (a
    related party).                                                                    --      3,000,000

Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in three installments of $1,000,000 each on May 28, 2003, November 28,
    2003 and March 15, 2004, respectively, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and
    Sons Co., WLL (a related party).                                            3,000,000             --

Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3 percent. The loan is guaranteed by Sayed
    Hamid Behbehani and Sons Co., WLL (a related party). Should the
    Company default on an installment payment, the entire loan and accrued
    interest become due and payable.                                           22,500,000     25,000,000
                                                                             ------------   ------------

              Notes payable to banks                                           37,800,000     35,500,000

Less current portion                                                           19,950,000     15,500,000
                                                                             ------------   ------------

                           Total long-term debt                              $ 17,850,000     20,000,000
                                                                             ============   ============

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

4. Shareholders' Equity:

      On September 30, 2002, 15,000,000 shares of the Company's common stock were issued and outstanding. In January 2002, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

5. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                      Three Months                Nine Months
                                                   Ended September 30,         Ended September 30,
                                                 ------------------------    ------------------------
                                                     2002          2001          2002          2001
                                                 ----------    ----------    ----------    ----------
Net loss                                         $ (251,821)   (2,742,494)   (1,797,222)   (6,765,545)

Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustment            9,289            --       (90,803)      333,827

                                                 ----------    ----------    ----------    ----------

Comprehensive loss                               $ (242,532)   (2,742,494)   (1,888,025)   (7,099,372)
                                                 ==========    ==========    ==========    ==========

6. Earnings Per Share:

      In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

Nine Months Ended September 30                                        2002            2001
                                                                 ------------    ------------
NUMERATOR - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
                     Net loss                                    $ (1,797,222)   $ (6,765,545)
                                                                 ============    ============
DENOMINATOR - BASIC EARNINGS PER SHARE
                     Weighted average common stock outstanding     15,000,000      13,686,131
                                                                 ============    ============
Basic loss per share                                             $      (0.12)   $      (0.49)
                                                                 ============    ============

DENOMINATOR - DILUTED EARNINGS PER SHARE
                     Weighted average common stock outstanding     15,098,182      13,709,313
                                                                 ============    ============
Diluted loss per share                                           $      (0.12)   $      (0.49)
                                                                 ============    ============

Three Months Ended September 30                                       2002            2001
                                                                 ------------    ------------
NUMERATOR - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
                     Net loss                                    $   (251,821)   $ (2,742,494)
                                                                 ============    ============
DENOMINATOR - BASIC EARNINGS PER SHARE
                     Weighted average common stock outstanding     15,000,000      15,000,000
                                                                 ============    ============
Basic loss per share                                             $      (0.02)   $      (0.18)
                                                                 ============    ============

DENOMINATOR - DILUTED EARNINGS PER SHARE
                     Weighted average common stock outstanding     15,144,293      15,069,293
                                                                 ============    ============
Diluted loss per share                                           $      (0.02)   $      (0.18)
                                                                 ============    ============

      The computation of diluted loss per share for the three and nine months ended September 30, 2002 and 2001 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share.

7. Commitments and Contingent Liabilities:

      The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

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

                                                    For the Nine Months Ended
                                                        September 30, 2002
                               -------------------------------------------------------------------------
                               Power Generation and
                                  Construction of
                                    Power Plants          Trading        Construction          Total
                               --------------------    ------------     --------------     --------------
Revenue                            $  1,814,114           266,941         14,143,577         16,224,632
Interest income                              --               825              2,766              3,592
Interest expense                      1,295,551                --             77,780          1,373,331
Depreciation and amortization             3,416             9,151            270,531            283,098
Income tax expense                           --                --                 --                 --
Net income/(loss)                       909,139          (737,541)        (1,968,820)        (1,797,222)
Total capital expenditures                   --             3,386             10,536             13,922
Total assets                         14,207,110           121,932         13,083,562         27,412,604

                                                    For the Nine Months Ended
                                                        September 30, 2001
                               -------------------------------------------------------------------------
                               Power Generation and
                                  Construction of
                                    Power Plants          Trading        Construction          Total
                               --------------------    ------------     --------------     --------------
Revenue                            $  3,685,099           111,992          9,378,022         13,175,113
Interest income                              47            13,250             19,501             32,798
Interest expense                      1,352,340                --            522,421          1,874,761
Depreciation and amortization             5,970            26,038            311,109            343,117
Income tax expense                       13,055                --                 --             13,055
Net income/(loss)                       820,395          (793,317)        (6,792,623)        (6,765,545)
Total capital expenditures                   --                --            855,181            855,181
Total assets                         13,683,983           242,784         10,014,462         23,941,229

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001

8. Business Segment Information, continued:

                                                     For the Three Months Ended
                                                          September 30, 2002
                               -------------------------------------------------------------------------
                               Power Generation and
                                  Construction of
                                    Power Plants          Trading        Construction          Total
                               --------------------    ------------     --------------     --------------
Revenue                            $    623,280            13,404          5,023,975          5,660,659
Interest income                              --               825              2,767              3,592
Interest expense                        399,655                --             25,927            425,582
Depreciation and amortization             1,354                --             51,877             53,231
Income tax expense                           --                --                 --                 --
Net income/(loss)                     1,217,334          (494,957)          (974,198)          (251,821)
Total capital expenditures                   --                --                 --                 --
Total assets                         14,207,110           121,932         13,083,562         27,412,604


                                                     For the Three Months Ended
                                                          September 30, 2001
                               -------------------------------------------------------------------------
                               Power Generation and
                                  Construction of
                                    Power Plants          Trading        Construction          Total
                               --------------------    ------------     --------------     --------------
Revenue                            $    666,308                --          2,893,211          3,559,519
Interest income                              --               470                 --                470
Interest expense                        116,497                --            443,133            559,629
Depreciation and amortization             1,354             8,695            105,401            115,450
Income tax expense                          843                --                 --                843
Net income/(loss)                     1,531,487          (722,967)        (3,551,013)        (2,742,494)
Total capital expenditures                   --                --             21,222             21,222
Total assets                         13,683,983           242,784         10,014,462         23,941,229

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Revenues

The consolidated operating results for the nine months ended September 30, 2002 and 2001 and the consolidated balance sheet as of September 30, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 50.8% to $14.1 million from $9.4 million for the nine months ended September 30, 2002. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 5.3% and 11.7% of total construction revenues for the nine months ended September 30, 2002 and 2001, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants decreased to none for the nine months ended September 30, 2002 as compared to $2.1 million for the same period during 2001. These revenues during 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji. The project in Fiji was completed during 2001.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 52.2% to $836,004 from $549,360 for the nine months ended September 30, 2002 and 2001, respectively. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of a local hotel and casino connecting to the local power grid in late 2001. The average monthly amount billed for the first nine months of 2002 was $92,889 as compared to the average monthly amount billed for same period in 2001 in the amount of $61,040. Service fees are expected to grow in future periods due to an expected increase in tourist arrivals on Tinian after the completion of the Tinian airport runway during 2002.

Sales Revenues. Sales revenues net of costs, including related party sales, increased to $260,846 from $110,317 for the nine months ended September 30, 2002 and 2001, respectively. Sales to third party customers increased from $110,317 for the nine months ended September 30, 2001 to $253,158 for the same period in 2002. Related party sales were $7,688 and none for the nine months ended September 30, 2002 and 2001, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $6,095 from $1,675 for the nine months ended September 30, 2002 and 2001, respectively. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 9.1% to $978,110 from $1,075,709 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 2.9% to $11.0 million from $10.7 million for the nine months ended September 30, 2002 and 2001, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project on Tinian. Construction costs as a percentage of construction revenues were 77.5% and 113.6% for the nine months ended September 30, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first nine months of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.

Construction Costs on Power Plants. Construction costs on power plants decreased to none for the first nine months of 2002 as compared to $2,060,030 for the same period during 2001. The construction costs on power plants recognized during 2001 were incurred on the expansion of two power plants in Fiji. This project was completed in late 2001.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 9.2% to $904,975 from $828,920 for the nine months ended September 30, 2002. The growth in operations and maintenance costs - power generation plant is due to increased costs incurred in operating the power plant. These costs increases are related to additional staffing required to operate the plant and increased operational and maintenance fees associated with the increase in the actual amounts of power produced. Operational and maintenance fees are tied directly to the amount of usage the power generation engines experience. Power produced during the nine months ended September 30, 2002 and 2001 was 41.3 million kilo-watt hours and
27.5 million kilo-watt hours, respectively. Operations and maintenance costs - power generation plant as a percent of service fees - power generation plant were 108.3% and 150.9% for the nine months ended September 30, 2002 and 2001, respectively. Operations and maintenance costs - power generation plant exceeded service fees for the nine months ended September 30, 2002 and for the same period in 2001 due to low demand for power at the present time. Current demand levels have increased 52.2% during the first nine months of 2002 as compared to the same period in 2001 as a result of a hotel and casino connecting to the local power grid. The ratio of operations and maintenance costs - power generation plant as a percent of service fees - power generation plant is expected to improve in future periods due to expected increases in the amount of power required by the island of Tinian. The expected increase is due to an expected increase in demand upon completion of the airport runway expansion. The airport expansion is expected to lead to an increase in tourism on the island of Tinian.

Salaries and Employee Benefits. Salaries and employee benefits decreased 6.7% to $1.3 million from $1.4 million for the nine months ended September 30, 2002. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and included labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses decreased 39.8% to $259,289 from $430,918 for the nine months ended September 30, 2002. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 10.3% to $3.3 million from $3.0 million for the nine months ended September 30, 2002. The increase is attributed primarily to additional gross revenue taxes incurred on the increased revenues along with banking fees incurred in establishing letters of credit to secure bonding for the prison project on Saipan and letters of credit used to renew or replace maturing debt.

Other Expense, Net. Other expense decreased 22.8% to $1.3 from $1.7 million for the nine months ended September 30, 2002. The decrease is primarily attributed to declining interest rates, which resulted in lower interest expense for the Company.

Income Tax Expense. Income tax expense was none and $13,055 for the nine months ended September 30, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project that was completed in late 2001. Telesource had a net operating loss carryforward at September 30, 2002 of approximately $23,900,000.

Results of Operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

Revenues

The consolidated operating results for the three months ended September 30, 2002 and 2001 and the consolidated balance sheet as of September 30, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 73.6% to $5.0 million from $2.9 million for the three months ended September 30, 2002. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were none and 27.8% of total construction revenues for the three months ended September 30, 2002 and 2001, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants decreased to none for the three months ended September 30, 2002 as compared to $141,478 for the same period during 2001. These revenues during 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji. The project in Fiji was completed during 2001.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 75.7% to $305,796 from $174,048 for the three months ended September 30, 2002. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of a local hotel and casino connecting to the local power grid in late 2001.

Sales Revenues. Sales revenues net of costs, including related party sales, increased to $9,211 from none for the three months ended September 30, 2002. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased to $4,193 from none for the three months ended September 30, 2002. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 9.5% to $317,484 from $350,782 for the three months ended September 30, 2002. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) decreased 3.5% to $3.7 million from $3.8 million for the three months ended September 30, 2002. Construction costs as a percentage of construction revenues were 73.4% and 132.0% for the three months ended September 30, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first quarter of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.

Construction Costs on Power Plants. Construction costs on power plants decreased to none for the third quarter of 2002 as compared to $131,037 for the same period during 2001. The construction costs on power plants recognized during 2001 were incurred on the expansion of two power plants in Fiji. This project was completed in late 2001.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant decreased 30.8% to $303,904 from $232,295 for the three months ended September 30, 2002. The lower costs during 2002 were a direct result of management's cost cutting efforts and were achieved primarily by reducing payroll expenses to operate the power plant.

Salaries and Employee Benefits. Salaries and employee benefits decreased 14.6% to $373,833 from $437,891 for the three months ended September 30, 2002. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and include labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.

Occupancy and Equipment. Occupancy and equipment expenses decreased 32.4% to $89,088 from $131,749 for the three months ended September 30, 2002 and 2001, respectively. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses decreased 0.7% to $1.05 million from $1.06 million for the three months ended September 30, 2002 as compared to the same period in 2001. The slight decrease is attributed to cost cutting measures.

Other Expense, Net. Other expense decreased 16.4% to $406,831 from $486,714 for the three months ended September 30, 2002. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Income Tax Expense. Income tax expense was none and $843 for the three months ended September 30, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project that was completed in late 2001. Telesource had a net operating loss carryforwards at September 30, 2002 of approximately $23,600,000.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2002:

Contracts as of December 31, 2001                           $ 9,615,813
New contracts and change orders added during the first
   nine months of 2002                                       31,098,004
                                                            -----------

                                                             40,713,817

Less: Contract revenue for the nine months ended
             September 30, 2002                              14,143,577
                                                            -----------

Balance at September 30, 2002                               $26,570,240
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

                                                            Operating           Commercial
                                         Debt                Leases             Commitments
                                    ---------------      ---------------      ---------------
                                    (in thousands)       (in thousands)       (in thousands)
Through September 2003              $        19,950      $           115      $        10,067
October 2003 to September 2006               17,850                   84                   --
Thereafter                                       --                   --                   --
                                    ---------------      ---------------      ---------------

Total                               $        37,800      $           199      $        10,067
                                    ===============      ===============      ===============

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

Cash used in operating activities during the nine months ended September 30, 2002 and 2001 were $2.3 million and $3.7 million, respectively.

Net cash used by investing activities was $1,089 for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $144,819 for the same period in 2001. Cash used in investing activities was used for the purchase of equipment to be used on projects.

Cash from financing activities generated $2.3 million for the nine months ended September 30, 2001 as compared to cash generated of $3.3 million for the same period in 2002. The cash generated by financing during 2001 and 2002 came from additional borrowings.

Telesource International had a working capital deficit of $16.8 million at September 30, 2002 and $14.3 million at December 31, 2001.

The Company borrowed $5.3 million from SHBC during the first nine months of 2002 in order to make required debt payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait which came due during the first quarter of 2002. The Company repaid this short-term facility to SHBC in April 2002 when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit from SHBC along with three promissory notes on the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002. After first securing an extension to April 15, 2002, the Company repaid the $2.0 million credit facility with the Hongkong and Shanghai Banking Corporation that was originally due on January 31, 2002, with the proceeds from the $7.5 million credit line.

In August 2002, the Company renewed both loans with the Bank of Hawaii in the amount of $1.9 million and $1.5 million as a single loan by making a paydown of principal in the amount of $500,000. These loans were scheduled to mature on July 1, 2002 and August 15, 2002. This credit line was renewed by the Bank of Hawaii and will mature on December 3, 2002. The Company intends to make a reduction of $400,000 and renew the Bank of Hawaii total credit facility of $2.5 million after the $400,000 paydown for an additional six months at maturity on December 3, 2002.

The Hongkong and Shanghai Banking Corporation is in the process of closing down operations within the Mariana Islands and Guam. Telesource currently has a $7.5 million credit facility with the Hongkong and Shanghai Banking Corporation which had a maturity of November 2, 2002. The bank has agreed to extend this credit facility to December 6, 2002. Telesource is in negotiations with another bank in the region to take over this credit facility. Telesource intends to renew this loan for an additional six months at maturity on December 6, 2002.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of September 30, 2002. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after January 31, 2003.

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

Subsequent Events

The employment contract the Company has with its CEO and President, K.J. Semikian, matured on July 1, 2002. At the Board meeting in November 2002, the Company and Mr. Semikian agreed to extend the current contract until the next scheduled Board meeting, expected in early March 2003. The employment contract the Company has with its Executive Vice President, Nidal Zayed matured on September 1, 2002. At the Board meeting in November 2002, the Company and Mr. Zayed agreed to extend the current contract until the next scheduled Board meeting, expected in early March 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of September 30, 2002 and December 31, 2001, the Registrant had total debt obligations, including current and long-term obligations, totaling $37.8 million and $35.5 million, respectively. Of these amounts, fixed rate obligations totaled $3.7 million and $2.1 million, and variable rate obligations totaled $34.1 million and $33.4 million, as of September 30, 2002 and December 31, 2001, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $341,000 higher in 2002 and $334,000 higher 2001 based on the respective outstanding balances of variable rate obligations at September 30, 2002 and December 31, 2001. The Registrant has no interest rate swap or exchange agreements.

0% and 15.6% of the Registrant's gross revenues for the three months ended September 30, 2002 and September 30, 2001, respectively, were denominated in currencies other than the U.S. dollar. All contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains "disclosure control procedures", as such term is defined under Exchange Act Rul3 13a-14(c), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon there evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

      There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2001 and no new material legal proceedings have become reportable events during the three months ended September 30, 2002.



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

            Exhibit 99.3 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.4 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Telesource International, Inc.
                            -----------------------------------------
                            (Registrant)


Date November 19, 2002      /s/ K.J. Semikian
                            -----------------------------------------
                            K.J. Semikian
                            President and Chief Executive Officer


     November 19, 2002      /s/ Bud Curley
                            -----------------------------------------
                            Bud Curley
                            Chief Financial Officer

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, K.J. Semikian, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Telesource International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ K.J. Semikian
K.J. Semikian
President and Chief Executive Officer
November 19, 2002

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Bud Curley, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Telesource International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Bud Curley
Bud Curley
Vice President and Chief Financial Officer
November 19, 2002

                                Index to Exhibits

Exhibits
--------

  99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Executive Officer -- Corporation (1)

  99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Financial Officer -- Corporation (1)

                                                             (1) Filed herewith.