Form 10-Q/A
period 2002-09-30
TELESOURCE INTERNATIONAL INC
filed 2002-12-23
CIK 1082198

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

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. Financial Information

       Item 1.  Financial Statements:                                       1

                Condensed Consolidated Balance Sheets -
                September 30, 2002 and December 31, 2001                    2

                Condensed Consolidated Statements of Operations -
                nine months ended September 30, 2002 and 2001               3

                Condensed Consolidated Statements of Operations -
                three months ended September 30, 2002 and 2001              4

                Condensed Consolidated Statements of Cash Flows -
                nine months ended September 30, 2002 and 2001               5

                Notes to Condensed Consolidated Financial Statements      6 - 15

       Item 2.  Management's Discussion and Analysis of                  16 - 21
                Financial Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures About Market
                Risk                                                        21

PART II. Other Information

       Item 1.  Legal Proceedings                                           22

       Item 6.  Exhibits and Reports on Form 8-K                            23

                Signatures                                                  24

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001


                                                                          September 30,     December 31,
                             Assets                                            2002             2001
                                                                          -------------     ------------
                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                              $    182,545          204,752
    Accounts receivable                                                       5,595,555        3,150,617
    Current portion of net investment in sales-type lease                     1,580,408        1,473,229
    Costs and estimated earnings in excess of billings                        5,335,729        3,039,607
    Prepaid expenses and other current assets                                   566,519          388,129
                                                                           ------------      -----------
                Total current assets                                         13,260,756        8,256,334

Net investment in sales-type lease-long term                                 11,680,342       12,879,411

Property, plant and equipment, net                                            2,375,535        2,690,935

Other assets                                                                     95,971          194,847
                                                                           ------------      -----------
                Total assets                                               $ 27,412,604       24,021,527
                                                                           ============      ===========

             Liabilities and Stockholders' Deficit

Current liabilities:
    Current portion of long-term debt                                      $ 19,950,000       15,500,000
    Accounts payable                                                          5,078,074        3,443,127
    Accrued expenses                                                          3,137,974        3,123,074
    Billings in excess of costs and estimated earnings                          816,741          333,651
    Income taxes payable                                                         18,351           19,440
    Advances - Related Party                                                    882,593               --
    Other current liabilities                                                   133,165          168,504
                                                                           ------------      -----------
                Total current liabilities                                    30,016,898       22,587,796

Long-term debt                                                               17,850,000       20,000,000
                                                                           ------------      -----------
                Total liabilities                                            47,866,898       42,587,796
                                                                           ------------      -----------
Stockholders' deficit:
    Common stock, $0.01 par value, 50,000,000 shares
       authorized; 15,000,000 shares issued and outstanding at
       September 30, 2002 and December 31, 2001, respectively                   150,000          150,000
    Additional paid-in capital                                                5,797,225        5,797,225
    Accumulated deficit                                                     (26,342,806)     (24,545,584)
    Accumulated comprehensive income (loss) -
       foreign currency translation                                             (58,713)          32,090
                                                                           ------------      -----------
                Total stockholders' deficit                                 (20,454,294)     (18,566,269)
Commitments and contingencies (note 8)
                                                                           ------------      -----------
                Total liabilities and stockholders' deficit                $ 27,412,604       24,021,527
                                                                           ============      ===========


See accompanying notes to condensed consolidated financial statements

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                  Nine months ended September 30, 2002 and 2001


                                                                     2002              2001
                                                                 ------------      -----------
Revenues:
    Construction revenues                                        $ 13,388,595        8,282,332
    Construction revenues - related party                             754,982        1,095,690
    Construction revenues on power plants                                  --        2,060,030
    Service fees - power generation plant                             836,004          549,360
    Sales, net                                                        253,158          110,317
    Sales, net - related party                                          7,688               --
    Rental income                                                       6,095            1,675
    Finance lease revenue                                             978,110        1,075,709
                                                                 ------------      -----------

             Gross revenues                                        16,224,632       13,175,113

Costs and expenses:
    Construction costs                                             11,096,457       10,649,965
    Construction costs on power plants                                     --        1,941,054
    Operation and maintenance costs - power generation plant          904,975          828,920
                                                                 ------------      -----------

             Gross profit                                           4,223,200         (244,826)
                                                                 ------------      -----------

Operating expenses:
    Salaries and employee benefits                                  1,297,717        1,390,703
    Occupancy and equipment                                           259,289          430,918
    General and administrative                                      3,129,165        2,958,444
                                                                 ------------      -----------

             Total operating expenses                               4,686,171        4,780,065
                                                                 ------------      -----------

             Operating loss                                          (462,971)      (5,024,891)
                                                                 ------------      -----------

Other income (expense):
    Interest income                                                     3,592           32,798
    Interest expense                                               (1,373,331)      (1,874,761)
    Other income, net                                                  35,488          114,364
                                                                 ------------      -----------

             Total other expense                                   (1,334,251)      (1,727,599)
                                                                 ------------      -----------

             Loss before income taxes                              (1,797,222)      (6,752,490)

Income tax expense                                                         --           13,055
                                                                 ------------      -----------

             Net loss                                            $ (1,797,222)      (6,765,545)
                                                                 ============      ===========

Basic and diluted net loss per share                             $      (0.12)           (0.49)
                                                                 ============      ===========

Basic weighted average shares outstanding                          15,000,000       13,686,131
                                                                 ============      ===========


See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                 Three months ended September 30, 2002 and 2001


                                                                     2002              2001
                                                                 ------------      -----------
Revenues:
    Construction revenues                                        $  5,023,975        2,089,503
    Construction revenues - related party                                  --          803,708
    Construction revenues on power plants                                  --          141,478
    Service fees - power generation plant                             305,796          174,048
    Sales, net                                                          3,576               --
    Sales, net - related party                                          5,635               --
    Rental income                                                       4,193               --
    Finance lease revenue                                             317,484          350,782
                                                                 ------------      -----------

            Gross revenues                                          5,660,659        3,559,519

Costs and expenses:
    Construction costs                                              3,820,105        3,819,879
    Construction costs on power plants                                     --          131,037
    Operation and maintenance costs - power generation plant          303,904          232,295
                                                                 ------------      -----------

            Gross profit                                            1,536,650         (623,692)
                                                                 ------------      -----------

Operating expenses:
    Salaries and employee benefits                                    373,833          437,891
    Occupancy and equipment                                            89,088          131,749
    General and administrative                                        918,719        1,061,605
                                                                 ------------      -----------

            Total operating expenses                                1,381,640        1,631,245
                                                                 ------------      -----------

            Operating loss                                            155,010       (2,254,937)
                                                                 ------------      -----------

Other income (expense):
    Interest income                                                     3,592              470
    Interest expense                                                 (425,582)        (559,629)
    Other income, net                                                  15,159           72,445
                                                                 ------------      -----------

            Total other expense                                      (406,831)        (486,714)
                                                                 ------------      -----------

            Loss before income taxes                                 (251,821)      (2,741,651)

Income tax expense                                                         --              843
                                                                 ------------      -----------

            Net loss                                             $   (251,821)      (2,742,494)
                                                                 ============      ===========

Basic and diluted net loss per share                             $      (0.02)           (0.18)
                                                                 ============      ===========

Basic weighted average shares outstanding                          15,000,000       15,000,000
                                                                 ============      ===========


See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (unaudited)

                 Nine months ended September 30, 2002 and 2001

                                                                                2002             2001
                                                                            ------------      ----------
Cash flows from operating activities:
     Net loss                                                               $ (1,797,222)     (6,765,545)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                         329,322         343,117
           Changes in assets and liabilities:
              Receivables                                                     (2,444,938)      5,706,448
              Prepaid expenses and other current assets                         (178,390)         31,656
              Costs and estimated earnings in excess of billings              (1,813,032)     (1,754,338)
              Net investment in sales-type lease                               1,091,890         770,050
              Other assets                                                        98,876       1,550,654
              Accounts payable                                                 1,634,947      (4,320,657)
              Accrued expenses                                                    14,900         424,201
              Income taxes payable                                                (1,089)          8,309
              Other liabilities                                                  756,451         342,330
                                                                            ------------      ----------
                    Net cash used in operating activities                     (2,308,285)     (3,663,775)
                                                                            ------------      ----------
Cash flows from investing activities:
     Proceeds from maturity of certificate of deposit                                 --       1,000,000
     Capital expenditures                                                        (13,922)       (855,181)
                                                                            ------------      ----------
                    Net cash provided by (used in) investing activities          (13,922)        144,819
                                                                            ------------      ----------
Cash flows from financing activities:
     Proceeds from borrowings                                                 12,800,000       2,510,000
     Proceeds from sale of stock                                                      --       2,000,000
     Principal payments on debt                                              (10,500,000)     (1,258,118)
                                                                            ------------      ----------
                    Net cash provided by financing activities                  2,300,000       3,251,882
                                                                            ------------      ----------
                    Net decrease in cash and cash equivalents                    (22,207)       (267,074)
Cash and cash equivalents at beginning of period                                 204,752       1,038,975
                                                                            ------------      ----------
Cash and cash equivalents at end of period                                  $    182,545         771,901
                                                                            ============      ==========
Supplemental disclosure:
     Cash paid during the period for interest                               $  1,610,948       2,710,766

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

2.    Summary of Significant Accounting Policies

Basis of Presentation


      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the financial statements included in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

2.    Summary of Significant Accounting Policies, continued

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. The Company does not believe that adoption of this statement will have a material impact on its financial statements.


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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at September 30, 2002 and December 31, 2001:


                                                                                 September 30,          December 31,
                                                                                     2002                   2001
                                                                                 -------------          ------------
The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $2,000,000 credit line, due in full on January 31, 2002 including interest of 1.5% above the bank's base lending rate (6.3% at December
    31, 2001), secured by nineteen (19) Commonwealth Utilities Corporation negotiable promissory notes valued at $3,420,000 and a corporate guarantee
    of Telesource International, Inc.                                                     --              2,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum, unsecured and
    maturing on December 31, 2003.                                                 1,100,000              1,100,000

Bank of Hawaii loan, due in lump sum on December 3, 2002, interest payable monthly at 0.5% above the Bank Base Rate (4.75% at September 30, 2002 and December 31, 2001), secured by an irrevocable standby letter of credit for $2,000,000 issued by Alahli Bank of Kuwait, guaranteed by
    SHBC.                                                                          1,900,000              1,900,000

Bank of Hawaii loan, advances on credit line, due in full on December 3,
    2002, including interest at 1.5 percent above Bank Base Rate (4.75% at
    September 30, 2002 and December 31, 2001), secured by twenty-one (21)
    Commonwealth Utilities Corporation negotiable promissory notes valued
    at $3,780,000 and a corporate guarantee of Telesource International, Inc.      1,000,000              1,500,000

The Hongkong and Shanghai Banking Corporation, Limited, advances on
    $7,500,000 credit line, due in full on November 2, 2002 or upon demand including interest of 0.5% above the bank's base lending rate (6.3% at
    September 30, 2002), secured by irrevocable standby letter of credit and a corporate guarantee of Telesource International, Inc. The due
    date on this loan has been extended to March 6, 2003.                          7,500,000                     --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements, continued


Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 6, 2002. Payments are due in 90 days from date of drawdown including interest of 9.5 percent per annum, secured by assignment of specific invoices from billings on the West Tinian
    Airport Airside improvement project, guaranteed by Telesource
    International Inc. and one of its officers.                                      800,000              1,000,000

Kuwait Real Estate Bank loan, advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31, 2002 and $2,000,000 on
    September 30, 2002, including interest of LIBOR plus 3 percent. The loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL ("SHBC")
    (a related party).                                                                    --              3,000,000

Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in three installments of $1,000,000 each on May 28, 2003, November 28,
    2003 and March 15, 2004, respectively, including interest of LIBOR
    plus 3 percent. The loan is guaranteed by SHBC.                                3,000,000                     --

Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3 percent. The loan is guaranteed by SHBC.
    Should the Company default on an installment payment, the entire loan
    and accrued interest become due and payable.                                  22,500,000             25,000,000
                                                                                 -----------             ----------
              Notes payable to banks                                              37,800,000             35,500,000

Less current portion                                                              19,950,000             15,500,000
                                                                                 -----------             ----------
                           Total long-term debt                                  $17,850,000             20,000,000
                                                                                 ===========             ==========

4.    Advances - Related Party:

      The Company has received cash advances from SHBC with a current balance in the amount of $882,593 as an advance on materials to be purchased for the West Tinian Airport project.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001
                                   (unaudited)


6.    Comprehensive Income (Loss)


      Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                         -------------------------      --------------------------

                                                           2002            2001            2002            2001
                                                         ---------      ----------      ----------      ----------
      Net loss                                           $(251,821)     (2,742,494)     (1,797,222)     (6,765,545)

      Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustment             9,289              --         (90,803)        333,827
                                                         ---------      ----------      ----------      ----------

      Comprehensive loss                                 $(242,532)     (2,742,494)     (1,888,025)     (7,099,372)
                                                         =========      ==========      ==========      ==========


7.    Earnings Per Share:


      In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

      Nine Months Ended September 30                                  2002             2001
                                                                  -----------      ------------
      NUMERATOR - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
                 Net loss                                         $(1,797,222)     $ (6,765,545)
                                                                  ===========      ============
      DENOMINATOR - BASIC EARNINGS PER SHARE
                 Weighted average common stock outstanding         15,000,000        13,686,131
                                                                  ===========      ============
      Basic loss per share                                        $     (0.12)     $      (0.49)
                                                                  ===========      ============

      DENOMINATOR - DILUTED EARNINGS PER SHARE
                 Weighted average common stock outstanding         15,000,000        13,686,131
                                                                  ===========      ============
      Diluted loss per share                                      $     (0.12)     $      (0.49)
                                                                  ===========      ============

      Three Months Ended September 30                                 2002             2001
                                                                  -----------      ------------
      NUMERATOR - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
                 Net loss                                         $  (251,821)     $ (2,742,494)
                                                                  ===========      ============
      DENOMINATOR - BASIC EARNINGS PER SHARE
                 Weighted average common stock outstanding         15,000,000        15,000,000
                                                                  ===========      ============
      Basic loss per share                                        $     (0.02)     $      (0.18)
                                                                  ===========      ============

      DENOMINATOR - DILUTED EARNINGS PER SHARE
                 Weighted average common stock outstanding         15,000,000        15,000,000
                                                                  ===========      ============
      Diluted loss per share                                      $     (0.02)     $      (0.18)
                                                                  ===========      ============


      The computation of diluted loss per share for the three and nine months ended September 30, 2002 and 2001 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

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


9.    Business Segment Information:


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


                                                               For the Nine Months Ended
                                                                   September 30, 2002
                                         ---------------------------------------------------------------------
                                         Power Generation
                                         and Construction
                                         of Power Plants      Trading          Construction            Total
                                         -----------------    --------         ------------         ----------
      Revenue                              $ 1,814,114         266,941          14,143,577          16,224,632
      Interest income                               --             825               2,766               3,592
      Interest expense                       1,295,551              --              77,780           1,373,331
      Depreciation and amortization              3,416           9,151             316,765             329,322
      Income tax expense                            --              --                  --                  --
      Net income/(loss)                        909,139        (737,541)         (1,968,820)         (1,797,222)
      Total capital expenditures                    --           3,386              10,536              13,922
      Total assets                          14,207,110         121,932          13,083,562          27,412,604


                                                               For the Nine Months Ended
                                                                   September 30, 2001
                                         ---------------------------------------------------------------------
                                         Power Generation
                                         and Construction
                                         of Power Plants      Trading          Construction            Total
                                         -----------------    --------         ------------         ----------
      Revenue                              $ 3,685,099         111,992           9,378,022          13,175,113
      Interest income                               47          13,250              19,501              32,798
      Interest expense                       1,352,340              --             522,421           1,874,761
      Depreciation and amortization              5,970          26,038             311,109             343,117
      Income tax expense                        13,055              --                  --              13,055
      Net income/(loss)                        820,395        (793,317)         (6,792,623)         (6,765,545)
      Total capital expenditures                    --              --             855,181             855,181
      Total assets                          13,683,983         242,784          10,014,462          23,941,229

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001


9.    Business Segment Information, continued:


                                                               For the Three Months Ended
                                                                   September 30, 2002
                                         ---------------------------------------------------------------------
                                         Power Generation
                                         and Construction
                                         of Power Plants      Trading          Construction            Total
                                         -----------------    --------         ------------         ----------
      Revenue                              $   623,280          13,404           5,023,975           5,660,659
      Interest income                               --             825               2,767               3,592
      Interest expense                         399,655              --              25,927             425,582
      Depreciation and amortization              1,354              --              51,877              53,231
      Income tax expense                            --              --                  --                  --
      Net income/(loss)                      1,217,334        (494,957)           (974,198)           (251,821)
      Total capital expenditures                    --              --                  --                  --
      Total assets                          14,207,110         121,932          13,083,562          27,412,604

                                                               For the Three Months Ended
                                                                   September 30, 2001
                                         ---------------------------------------------------------------------
                                         Power Generation
                                         and Construction
                                         of Power Plants      Trading          Construction            Total
                                         -----------------    --------         ------------         ----------
      Revenue                              $   666,308              --           2,893,211           3,559,519
      Interest income                               --             470                  --                 470
      Interest expense                         116,497              --             443,133             559,629
      Depreciation and amortization              1,354           8,695             105,401             115,450
      Income tax expense                           843              --                  --                 843
      Net income/(loss)                      1,531,487        (722,967)         (3,551,013)         (2,742,494)
      Total capital expenditures                    --              --              21,222              21,222
      Total assets                          13,683,983         242,784          10,014,462          23,941,229


The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of Northern Mariana Islands in the amount of $1,814,114 and $1,625,069 for the nine months ended September 30, 2002 and 2001, respectively. The construction revenues recognized for the expansion of two power plants in Fiji is included under the power generation segment and were none for the nine months ended September 30, 2002 and $1,625,069 for the nine months ended September 30, 2001.

Trading revenues generated by the Company's Guam office were $259,253 and $111,992 for the nine months ended September 30, 2002 and 2001, respectively. All other revenues recognized within the trading segment for the nine months ended September 30, 2002 and 2001, respectively, were earned in our location in Lombard, Illinois.

Construction revenues of $339,868 for the nine months ended September 30, 2002 were generated under a sub-contract the Company had to construct a radio station in Lebenon. There were no revenues under the Lebenon contact for the nine months ended September 30, 2001. Construction revenues of $181,731 were recognized within the Republic of Palau for the nine months ended September 30, 2002 and none in the Republic of Palau for the nine months ended September 30, 2001. All other revenues within the construction segment for the nine months ended September 30, 2002 and 2001, respectively, were earned in the Commonwealth of Northern Marianna Islands.

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


Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 50.8% to $14.1 million from $9.4 million for the nine months ended September 30, 2002. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were 5.3% and 11.7% of total construction revenues for the nine months ended September 30, 2002 and 2001, respectively. Telesource has two significant construction contracts currently underway which are the West Tinian Airport expansion on the island of Tinian and the Adult Correctional Facility on the island of Saipan. The West Tinian Airport expansion has a total contract value of $19.0 million and is estimated to be 49% complete at September 30, 2002. Revenues on the West Tinian Airport recognized during the nine months ended September 30, 2002 and 2001, respectively, were $9.3 million and none. The Adult Correctional Facility has a total contract value of $17.5 million is estimated to be 15% complete at September 30, 2002. Revenues recognized on the Adult Correctional Facility during the nine months ended September 30, 2002 and 2001, respectively, were $2.6 million and none.


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

Net Loss. The net loss was $1.8 million and $6.8 million for the nine months ended September 30, 2002 and 2001, respectively. The reduction in the amount of net loss during 2002 is attributed primarily to an improved gross profit. During the nine months ended September 30, 2002, Telesource realized a gross profit of $4.4 million as compared to a gross loss during the same period in 2001 of $244,826. The improvement to the gross profit of $4.4 million for the nine months ended September 30, 2002 is attributed primarily to the construction segment. Construction costs as a percentage of construction revenues were 77.5% and 113.6% for the nine months ended September 30, 2002 and 2001, respectively. The lower gross margin on construction revenues during the first nine months of 2001 is attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of weather delays along with a delay in the processing of Telesource International's invoices by the Federal Housing Authority which resulted in a delay in the collection of payments for the Kobblerville project and ultimately led to an increase in interest expense incurred directly on this project as well as increased costs for supplies on the project.


Results of Operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

Revenues

The consolidated operating results for the three months ended September 30, 2002 and 2001 and the consolidated balance sheet as of September 30, 2002 are derived from, and qualified by reference to, the unaudited consolidated financial statements.


Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), increased 73.6% to $5.0 million from $2.9 million for the three months ended September 30, 2002. The growth is due in part to the efforts of Telesource to broaden its customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were none and 27.8% of total construction revenues for the three months ended September 30, 2002 and 2001, respectively. Telesource has two significant construction contracts currently underway which are the West Tinian Airport expansion on the island of Tinian and the Adult Correctional Facility on the island of Saipan. Revenues on the West Tinian Airport recognized during the three months ended September 30, 2002 and 2001, respectively, were $2.8 million and none. Revenues recognized on the Adult Correctional Facility during the three months ended September 30, 2002 and 2001, respectively, were $1.7 million and none.


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


Salaries and Employee Benefits. Salaries and employee benefits decreased 14.6% to $373,833 from $437,891 for the three months ended September 30, 2002 as compared to 2001. The decrease in salaries and employee benefits is attributed to efforts to reduce staffing. Management decided to begin making staffing reductions in the fourth quarter of 2001 through the end of the second quarter of 2002. The reductions in staff are primarily guest workers hired by our subsidiary in the CNMI and include labor staff and administrative support staff. The savings generated by the reduction in labor staff will be realized primarily in costs of sales whereas the reduction in the administrative support staff will be realized in salaries and employee benefits.


Occupancy and Equipment. Occupancy and equipment expenses decreased 32.4% to $89,088 from $131,749 for the three months ended September 30, 2002. Management initiated steps during the third quarter of 2001 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

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


Income Tax Expense. Income tax expense was none and $843 for the three months ended September 30, 2002 and 2001, respectively. The tax expense incurred in 2001 was for our Fiji power plant expansion project that was completed in late 2001. Telesource had a net operating loss carryforwards at September 30, 2002 of approximately $23,900,000.

Net Loss. The net loss was $251,821 and $2.7 million for the three months ended September 30, 2002 and 2001, respectively. The reduction in the amount of net loss during the third quarter of 2002 is attributed primarily to an improved gross profit. During the three months ended September 30, 2002, Telesource realized a gross profit of $1.7 million as compared to a gross loss during the same period in 2001 of $623,692. The improvement to the gross profit of $1.7 million for the three months ended September 30, 2002 is attributed primarily to the construction segment. Construction costs as a percentage of construction revenues were 73.4% and 132.0% for the three months ended September 30, 2002 and 2001, respectively.

Backlog


The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2002:

          Contracts as of December 31, 2001                          $ 9,615,813
          New contracts and change orders added during the first
             nine months of 2002                                      31,098,004
                                                                     -----------

                                                                      40,713,817

          Less: Construction revenue for the nine months ended
                       September 30, 2002                             14,143,577
                                                                     -----------

          Balance at September 30, 2002                              $26,570,240
                                                                     ===========

Contractual Obligations and Commercial Commitments


The Company finances it operations through bank borrowings and also leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2005. The Company conducts most of its operations through construction projects and most of the Company's obligations are related to these construction contracts. Commercial commitments include accounts payable, accrued expenses, billings in excess of costs and estimated earnings, income taxes payable and other current liabilities. Contractual cash obligations and commitments relating to debt and lease payments are as follows:


                                                            Operating       Commercial
                                               Debt           Leases       Commitments
                                          --------------  --------------  --------------
                                          (in thousands)  (in thousands)  (in thousands)
      Through September 2003                  $19,950          $115           $10,067
      October 2003 to September 2006           17,850            84                --
      Thereafter                                   --            --                --
                                              -------          ----           -------

      Total                                   $37,800          $199           $10,067
                                              =======          ====           =======

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


Net cash used by investing activities was $13,922 for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $144,819 for the same period in 2001. Cash used in investing activities in 2002 was used for the purchase of equipment to be used on projects.

Cash from financing activities generated $2.3 million for the nine months ended September 30, 2002 as compared to cash generated of $3.3 million for the same period in 2001. The cash generated by financing activities during both 2002 and 2001 came from additional borrowings.


Telesource International had a working capital deficit of $16.8 million at September 30, 2002 and $14.3 million at December 31, 2001.


The Company borrowed $5.3 million from SHBC during the first nine months of 2002 in order to make required debt payments (principal and interest) on debt due to the Kuwait Real Estate Bank and the Commercial Bank of Kuwait which came due during the first quarter of 2002. The Company repaid this short-term facility to SHBC in April 2002 when it established a new line of credit with the Hongkong and Shanghai Banking Corporation in the amount of $7.5 million. This line of credit is secured by a $7.5 million standby letter of credit from SHBC along with three promissory notes on the Tinian power plant with a par value of $540,000, and is payable on demand but in no event later than November 2002 (subsequently extended to March 2003). After first securing an extension to April 15, 2002, the Company repaid the $2.0 million credit facility with the Hongkong and Shanghai Banking Corporation that was originally due on January 31, 2002, with the proceeds from the $7.5 million credit line.

In August 2002, the Company renewed both then outstanding loans with the Bank of Hawaii in the amounts of $1.9 million and $1.5 million by making a paydown of principal in the amount of $500,000. These loans were originally scheduled to mature on July 1, 2002 and August 15, 2002. This credit line was renewed by the Bank of Hawaii and will mature on December 3, 2002. Subsequently, the Company has made a reduction of $400,000 and renewed both loans with the Bank of Hawaii for an additional six months for a maturity of June 3, 2003. The balance of both loans due to the Bank of Hawaii after the reduction of $400,000 is now $2.5 million.

The Hongkong and Shanghai Banking Corporation is in the process of closing down operations within the Mariana Islands and Guam. Telesource currently has a $7.5 million credit facility with the Hongkong and Shanghai Banking Corporation which had a maturity of November 2, 2002 and subsequently has been extended to March 2003.


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


The Company entered into a preferred stock subscription agreement with Al Soor Consulting for Financial Management Co., W.L.L. ("Al Soor") on December 9, 2002 whereby Al Soor agreed to purchase an aggregate of 4,000,000 shares of Telesource's Series A Convertible Preferred Stock for an aggregate purchase price of $6,000,000. The Company has received one-half of the purchase amount, or $3,000,000, and has issued 2,000,000 shares of the Series A Convertible Preferred Stock. The Company is to receive the balance of $3,000,000 on or before March 3, 2003, at which time it will issue the remaining 2,000,000 shares of Series A Convertible Preferred Stock to Al Soor. Telesource will apply the proceeds received from this sale to reduce the principal amount of debt outstanding and for general corporate purposes.

The shares of Series A convertible Preferred Stock sold are convertible for five years into shares of the Company's common stock on a one-for-one basis at the option of the holder. The Company is required to redeem any shares that are not converted in such five-year period. Dividends will accrue on shares of Series A Preferred Stock at a rate of 6% per annum, and are payable semi-annually. Dividend payments are secured by promissory notes issued to the Company by a third party.


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


Item 4. Controls and Procedures

The Company maintains "disclosure control procedures", as such term is defined under Exchange Act Rule 13a-14(c) and 15d-14, that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.


There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II. Other Information

ITEM 1.     LEGAL PROCEEDINGS.


            There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2001 and no new material legal proceedings have become reportable events during the nine months ended September 30, 2002.

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


            (b)   Reports on Form 8-K.

                        On December 17, 2002, the Company filed a report on Form
                  8-K to announce that the Company had entered into a Preferred Stock Subsription agreement with Al Soor Consulting for Financial Management Co., W.L.L. whereby Al Soor has agreed to purchase 4,000,000 shares of newly designated Series A Convertible Preferred Stock, at a purchase price of $1.50 per share of Series A Convertible Preferred Stock or a total amount of $6,000,000. The sale of the 4,000,000 shares of Series A Preferred Stock is to occur in two tranches of 2,000,000 shares each on or before December 16, 2002 and on or before March 3, 2003. The Registrant has received the proceeds of $3,000,000 from the first tranche on December 16, 2002 and has issued 2,000,000 shares of Series A Preferred Stock to Al Soor.


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

                                           Telesource International, Inc.
                                           -------------------------------------
                                           (Registrant)



            Date    December 19, 2002      /s/ K.J. Semikian
                                           -------------------------------------
                                           K.J. Semikian
                                           President and Chief Executive Officer


                    December 19, 2002      /s/ Bud Curley
                                           -------------------------------------
                                           Bud Curley
                                           Chief Financial Officer

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


/s/ Bud Curley
Bud Curley
Vice President and Chief Financial Officer
November 19, 2002

Index to Exhibits

Exhibits
--------
  99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Executive Officer -- Corporation (1)

  99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Financial Officer -- Corporation (1)

                                                             (1) Filed herewith.