Form 10-K
period 2002-12-31
TELESOURCE INTERNATIONAL INC
filed 2003-04-16
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934P
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NUMBER 0-2564

                         TELESOURCE INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                          6770                59-3671568
State or other jurisdiction of         PRIMARY STANDARD        I.R.S. Employer
Incorporation or organization     INDUSTRIAL CLASSIFICATION   Identification No.
                                        CODE NUMBER

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (630) 620-4787

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (Title of each class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2002 was approximately $3,591,450.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on April 14, 2003: 15,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Business ..........................................................  3

Item 2.   Properties ........................................................ 11

Item 3.   Legal Proceedings ................................................. 11

Item 4.   Submission of Matters to a Vote of Security Holders ............... 11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters ............................................... 13

Item 6.   Selected Financial Data ........................................... 14

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition ........................................... 15

Item 8.   Financial Statements and Supplementary Data .......................F-1

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................... 43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ................ 43

Item 11.  Executive Compensation ............................................ 43

Item 12.  Security Ownership of Certain Beneficial Owners and Management .... 43

Item 13.  Certain Relationships and Related Transactions .................... 43

                                     PART IV

Item 14.  Controls and Procedures ........................................... 44

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 44

PART I

ITEM 1. BUSINESS

GENERAL

Telesource International, Inc. was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC"), a Kuwait-based civil, electrical and mechanical construction company. Telesource International is an international engineering and construction company, constructing single family homes, airports, radio towers and engaged in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands, a U.S. Territory, Telesource operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. Telesource International's facility in Lombard, Illinois, handles the procurement, export and shipping of U.S. fabricated products for use by its subsidiaries or for resale to customers in the southwest Pacific.

Telesource International conducts its operations through three subsidiaries: (i) Telesource CNMI, handles construction and management of the energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam; (ii) Commsource International, which is an international export company that facilitates the purchase of equipment in the U.S. (during 2001, the business activities of Commsource were transferred to Telesource); and
(iii) Telesource Fiji, Limited, that handles the construction activities in Fiji. Telesource's Palau operations are carried out by Telesource
International.

Telesource has three main operating segments: construction services, brokerage of goods and services and power generation and construction of power plants. The power generation activities commenced in March 1999.

Construction Services

Telesource International's Micronesian construction services are primarily carried out through Telesource International's Mariana subsidiary, Telesource CNMI. In late 1996, Telesource CNMI was subcontracted by Telesource International's then-parent corporation to build a radio relay station in the Commonwealth of the Northern Mariana Islands for the United States Information Agency.

In 1999, through a competitive bidding process, Telesource International was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government agency. These are government-subsidized, low-income housing units. This project was completed as of December 31, 2002. Management believes that there may be additional contracts or phases to this project in the future, though there can be no assurances that additional phases will be contracted or whether Telesource International would be successful in being awarded the contract.

In 2000, through a competitive bidding process, Telesource was awarded a contract to expand two existing power generation stations in Fiji. The project covered the expansion of the building housing the power plant and the addition of two power generation engines at each of the two sites. The total power production capacity to be added for both sites is approximately 16 Mwh. This project was completed as of December 31, 2002.

In 2000, through a competitive bidding process, Telesource International was awarded a contract to construct a 7,800 linear foot airport runway on the Island of Tinian. This contract is valued at $19.0 million and was 90.8% complete at December 31, 2002. This contract has an expected completion date of June 2003; however, management expects the contract will be expanded beyond its original scope. Any expansion of the agreement is expected to have an impact on the final completion date; however management expects to complete the original scope by June 2003.

In August 2001, through a competitive bidding process, Telesource International was awarded a contract to construct a radio broadcast station in Lebanon. This contract is valued at $1.5 million and was completed as of December 31, 2002.

In December 2001, through a competitive bidding process, Telesource was awarded a contract to install an overhead transmission line on the island of Tinian. This contract is valued at $1.0 million and was 100.0% complete as of December 31, 2002.

In February 2002, through a competitive bidding process, Telesource was awarded a contract to construct a 334-bed prison in accordance with the requirements specified by the U.S. Department of Justice. The notice to proceed on the construction of this project was issued in March 2002. This contract is valued at $17.6 million and was 30.1% complete as of December 31, 2002. The prison project is expected to be completed in spring of 2004.

In May 2002, Telesource received a contract to originally design and construct a 10-year landfill in the Republic of Palau. In December 2002, this contract scope was modified to design and permit a 50-year landfill and construct a road to the landfill. The contract is valued at $1.6 million and was in the early stages of completion at December 31, 2002. The landfill project is expected to be completed in early 2004.

In July 2002, Telesource received a Notice of Award for a contract to construct the New Belau National Museum project in the Republic of Palau. Funding for the project has come through a grant from the Government of Taiwan. The project consists of the renovation of the small original Museum building and the design and construction of a museum building totaling approximately 15,500 square feet. The project also includes the development of an outdoor amphitheater and terraced seating into the natural grade of the project site. The design phase of the project began in late July with physical construction starting in March 2003. The contract is valued at $2.2 million and was 24.4% complete at December 31, 2002. The museum project is expected to be completed in early 2004.

In January 2003, Telesource received a Notice of Award for a $5.9 million contract for construction services on the second phase of the Palau National Capitol Relocation Project. Funding for the project has come through a grant from the Government of Taiwan. The project is for the supply and installation of claddings and ornamental trims to the President's Building, the Executive Building, the Legislative Building, and the Judiciary Building. The project also includes the construction of a mechanical and electrical yard, a drainage system with wastewater handling and a pumping station. This project is expected to be completed by March 2004.

In January 2003, Telesource agreed to deliver heavy equipment to Guam for use by the Federal Emergency Management Agency and the Guam Power Authority to assist in typhoon recovery efforts underway on Guam. The Guam Power Authority issued a purchase order to lease equipment to be used in the cleanup efforts in connection with super typhoon Pongsona, which severely damaged the electrical distribution network on Guam. Telesource airlifted boom trucks owned by Telesource from the U.S. mainland to Guam. The trucks are being used to replace overhead electrical lines damaged during the super typhoon. The contract value for this assistance is valued at approximately $900,000 and is expected to be completed during the second quarter of 2003.

In March 2003, Telesource received a Notice of Award for a $5.7 million contract to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands for an agency of the U.S. Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau. The existing station was constructed by Telesource and began operations in 2000. The expansion of this radio relay station is for the addition of two short wave antennas within 360 days from receipt of the notice to proceed, March 19, 2003.

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The three power plants are located in Kinoya, Vuda and Labasa, Fiji. Telesource and the Fiji Electric Authority have completed and executed the Energy Conversion Agreement, which covers the take-over and operation of the three facilities. Telesource is now working with the unions to complete employment terms for the Fiji Electric Authority employees that are to be transferred by the Fiji Electric Authority to Telesource. In furtherance of its policy of employing local labor and bringing jobs to its local markets, Telesource has agreed to offer employment contracts to existing Fiji Electric Authority employees on terms and conditions equal to or greater than their current arrangement with the Fiji Electric Authority. All costs to terminate agreements the Fiji Electric Authority has with the employees to be transferred to Telesource will be borne by the Fiji Electric Authority. All agreements are expected to be completed with takeover of the three facilities occurring during the second quarter of 2003.

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

The building of these specialized structures requires additional engineering skills, the knowledge of specialized construction techniques and relationships with specialized subcontractors. The situation is made more difficult when building offshore, where distance from raw materials and subcontractors becomes a risk factor.

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

In 1997, a governmental agency located in the Commonwealth of the Northern Mariana Islands, awarded Telesource CNMI a contract to design, build and operate a 10-30 megawatt power plant.

The initial 10 megawatts are now on-line, completed within budget and on time and the plant has been operational since March 1999. The second phase of the project was completed in March 2000, also within budget and on time. The third phase will be constructed at Telesource CNMI's discretion as the demand for power increases. Accordingly, if power demand fails to meet Telesource International's projections, this phase may never be constructed.

In 2000, Telesource International was contracted to expand two existing power stations in Fiji and to add additional power generators with a combined production capacity of 32 Mwh for a fixed price of approximately $12.1 million. This project was completed in late 2001 at a cost of $11.1 million. Performance for this contract was divided between Telesource International and Telesource Fiji, Ltd., a subsidiary of Telesource International, based on the location and type of service to be performed. The construction services were recognized under Telesource Fiji, Ltd. while the purchasing of the power generation engines was recognized on a net basis under Telesource International. The contract with the customer reflects this arrangement. This contract was a performance pay contract (i.e., as specified milestones are reached, Telesource bills the customer and receives payments within 30 days).

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

Telesource International has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource International has a first lien. In the event the governmental agency is unable to meet its obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource International may sell, lease, assign or transfer the power plant or any of the plant equipment.

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

In May 2001, the governmental agency and Telesource executed Change Order No. 3 to the Tinian Power Plant Contract. Change Order No. 3 provides a suspension in the Escalator on the variable payments from January 1, 2001 to December 31, 2005. This Change Order extends the term of the contract from an expiration of 10 years following commissioning of the last constructed phase (currently Phase II was commissioned in March 2000 and therefore the contract was to have expired in March 2010) to an new expiration date of March 31, 2020. Change Order No. 3 does not include an expansion of the power generation capacity of the power plant. The power plant will continue to operate at its current maximum generation capacity of 20 Mwh. Effectively, the contract has been extended for an additional 10 years. Power rates agreed to under the original contract and Change Order No. 1 remain unchanged. Change Order No. 3 does provide the customer with an early termination option of the extended agreement beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and pay an early termination fee of $6,000,000. Change Order No. 3 prohibits the customer from purchasing power from any source other than Telesource for the first 30 MW. The expanded agreement executed under Change Order No. 3 only extends the power generation contract term and does not require additional performance by Telesource, with respect to construction activities.

Potential Future Power Plant Construction and Power Supply

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource International from taking advantage of the expected growth in demand. In the U.S., two-thirds of the country's installed plants are 25 or more years old and need to be replaced and repowered, principally with new gas combustion turbines. The world's use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use in the reference case is expected for developing Asia and Central and South America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource International also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource International to find alternative solutions up to and including having Telesource International locate the needed project financing. Without the additional energy, Telesource International believes that many of the infrastructure upgrades envisioned by local governments will be unable to occur. In Telesource International's experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource International a minimum amount of power consumption, coupled with long-term operations and maintenance contracts.

Telesource International anticipates that these contracts will generally be secured by governmental guarantees, promissory notes, liens and collateral on the land and in the physical power plants.

Sales and Marketing Strategies

Most of Telesource International's construction projects are obtained through a public bid process, and clients are either governments or governmental agencies. In obtaining contracts:

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

Telesource International was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the FAA) and consequently, U.S. Treasury Listed Bonding was required. During 2002, Telesource was required to provide bonding for the prison project on the island of Saipan. This project has partial funding from the U.S. Government and therefore, U.S. Treasury Listed Bonding was required. In order to secure the required bonding, Telesource's largest shareholder, SHBC provided a letter of credit to the surety equal to 100% of the contract value of $17 million. Telesource International's ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. Currently Telesource is required to provide collateral equal to 100% of the surety bond by Telesource International's surety company.

Employees

Telesource International presently employs 169 people, consisting of 17 employees in management, 25 engineers and technical staff members, 13 support staff members and 114 hourly employees. All of Telesource International's employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

Ninety percent of Telesource International's project teams include engineers and technical staff, due to the technical nature of its construction contracts. Working on a power plant, broadcasting facility or other technical construction site requires a higher level of expertise and a greater attention to safety issues.

Telesource International's non-engineering level employees are hourly workers, while its engineering and supervisory staffs are on monthly salaries.

ITEM 2. PROPERTIES

Properties

Telesource International maintains leased office space and leases land for storage of construction equipment. Telesource International's Mariana subsidiary's head office in the Commonwealth of the Northern Mariana Islands is leased for an additional year. In Guam, Telesource has an office leased by the year with 90 days notice for termination of the lease. In Fiji, Telesource has an office leased on a month-to-month basis. Telesource has leased office space in the Republic of Palau on a month-to-month basis. Telesource International's corporate offices in Illinois are leased on a month-to-month basis. Additionally, Telesource has approximately three leased vehicles in its fleet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and backgrounds of Telesource International's executive officers are as follows:

   Name and Age; Years
   Served as Director                      Principal Occupation for Past Five Years; Other Directorships
------------------------------------    ------------------------------------------------------------------------------
Khajadour Semikian                      Khajadour Semikian, President, joined Telesource International in September
Age 49                                  1996. From January 1986 to December 1996, Mr. Semikian was Assistant General
Director Since 1995                     Manager with Sayed Hamid Behbehani & Sons. Mr. Semikian has also served as a director for Computhink Incorporated since 1994, Telebond Insurance Corporation and Retsa Development Incorporated since 1998, and as President of Telebond
                                        Insurance Corporation since 1998.

Nidal Zayed                             Nidal Zayed, Executive Vice President, joined Telesource International in
Age 42                                  January 1996. He is also engaged in the practice of law. He received a law
Director Since 1998                     degree from Loyola University School of Law in 1985 and a B.A. in Accounting
                                        from Loyola University of Chicago in 1982. He serves as Chairman for Computhink
                                        Incorporated and has been a director for Computhink since 1994.

Bud Curley                              Mr. Curley joined Telesource International as its Chief Financial Officer in
Age 39                                  September 1999. Prior to September 1999, Mr. Curley served as the Chief
                                        Financial Officer, Secretary and Executive Vice President for Surety Capital
                                        Corporation and Surety Bank, N.A. from 1996 to 1999. From 1993 to 1996, Mr.
                                        Curley served as Surety Capital Corporation and Surety Bank, N.A.'s Controller
                                        and Senior Vice President. In 1989, Mr. Curley received a B.A. in Business
                                        Administration from the University of Texas. He has also served as a director for Surety Capital Corporation and Surety Bank, N.A. from 1998 to 1999.

Jeff Karandjeff                         Mr. Karandjeff joined Telesource International as Secretary in 1997. From
Age 35                                  October 1996 to February 1997, Mr. Karandjeff was an Associate with Schoenberg,
                                        Fisher, Newman & Rosenberg, LTD. He received a law degree from Loyola University
                                        School of Law in 1993 and a Bachelors Degree from Massachusetts Institute of
                                        Technology in 1988.

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

                                                     HIGH             LOW
                                                  ------------    -------------
              2001
              Fourth Quarter.................         $1.95           $0.51

              2002
              First Quarter..................          2.45            1.50
              Second Quarter.................          1.75            0.82
              Third Quarter..................          1.62            1.30
              Fourth Quarter.................          1.40            1.35

As of April 4, 2003, the latest stock quote for Telesource was $1.45 per share.

HOLDERS. As of March 31, 2003, there were 192 shareholders of record.

DIVIDENDS. Telesource did not pay dividends on its common stock during 2002 or 2001, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. Telesource's working capital credit facility limits the payment of dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included elsewhere in this Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                    Twelve Months Ended
                                                                        December 31,
                                                ------------------------------------------------------------
                                                  2002         2001         2000         1999         1998
                                                --------     --------     --------     --------     --------
Income Statement Data:  ($ in 000's)
   Construction revenues                        $ 16,566     $ 11,824     $  7,810     $  1,079     $     --
   Construction revenues - related party             638           --          852        2,181        3,786
   Construction revenues on power plants              --        4,053          536           --           --
   Service fees - power generation plant           1,130          858          692          305           --
   Sales, net                                        307          131          872          161           --
   Sales, net - related party                         90           --          198          181          145
   Other revenues                                  1,390        1,420        1,545        1,366           --
   Other revenues - related party                     --           --           84          815        1,733
                                                --------     --------     --------     --------     --------
            Gross revenues                        20,321       18,286       12,590        6,088        5,664

   Construction costs                             15,913       12,382        7,145        2,932        3,198
   Construction costs on power plants                 --        3,504          496           --           --
   Operations & maintenance costs - power
   generation plant                                1,224        1,159          991          638           --
   Loss on sale of power plant                        --           --           --           --       12,521
                                                --------     --------     --------     --------     --------
            Gross profit (loss)                    3,184        1,241        3,958        2,518      (10,055)

   Salaries and employee benefits                  1,702        1,849        1,580          693          387
   Occupancy and equipment                           342          561          535          246          293
   General and administrative expenses             4,258        3,735        3,359        1,480          848
   Impairment of long-lived asset                     --           --           --           --          271
                                                --------     --------     --------     --------     --------
            Operating (loss) income               (1,358)      (4,904)      (1,516)          99      (11,854)
   Other income (expense):
       Interest income                                 3           33          125          251           12
       Interest expense                           (1,791)      (2,399)      (2,427)      (1,132)         (39)
       Other income, net                              20           44           80           14            4
                                                --------     --------     --------     --------     --------
             Total other expense                  (1,768)      (2,322)      (2,222)        (867)         (23)
   Loss before taxes                              (3,118)      (7,226)      (3,738)        (768)     (11,877)
   Income tax expense                                 --           19            4           --           --
                                                --------     --------     --------     --------     --------
   Net loss                                     $ (4,886)    $ (7,245)    $ (3,742)    $   (768)    $(11,877)
                                                ========     ========     ========     ========     ========

Common Share Data:
   Net loss per share                              (0.33)       (0.52)       (0.36)       (0.08)       (1.19)
   Weighted average common shares outstanding
   (in 000's)                                     15,000       13,849       10,356       10,000       10,000
   Period end shares outstanding (in 000's)       15,000       15,000       13,000       10,000       10,000

Balance Sheet Data:
   Total assets                                   25,160       24,022       30,496       22,886       19,893
   Working deficit                               (20,370)     (14,332)      (3,400)      (3,400)     (12,037)
   Short-term debt                                20,700       15,500        7,127          500           --
   Long-term obligations                          17,000       20,000       27,021       28,000       17,500
   Shareholders' deficit                         (23,601)     (18,566)     (13,534)     (12,610)     (11,842)

Performance Data:
   Loss on total assets                            (19.4)%      (30.2)%      (12.3)%       (3.4)%      (59.7)%
Capital Ratio:
   Quick ratio                                      35.9%        36.6%        80.0%        54.6%        15.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Revenues for the year ended December 31, 2002 were $20.3 million, compared to $18.3 million and $12.6 million for the years ended December 31, 2001 and 2000, respectively. Net loss was $4.9 million for 2002, a decrease of $4.1 million, or 32.6%, from the loss of $7.3 million for 2001. For 2000, net loss was $3.7 million. Basic and diluted net loss per share was $0.21 per share for 2002, compared to $0.52 per share for 2001 and $0.36 per share for 2000.

Liquidity and Going Concern

As of December 31, 2002, the Company's current liabilities exceeded its current assets by $18,270,111. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2002 the Company had total outstanding debt of $34,700,000 of which $18,600,000 is due in 2003. As of December 31, 2002 the Company had an accumulated deficit of $29,431,981 and total stockholders' deficit of $23,600,649.

The Company incurred operating losses of $3,118,300, $4,903,676 and $1,516,103 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company incurred net losses of $4,886,397, $7,245,774 and $3,742,302 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash used in operating activities was $2,031,793, $4,382,413 and $4,631,964 for the years ended December 31, 2002, 2001 and 2000, respectively. Funds provided by net borrowings and stock sales amounted to $2,200,000, $3,351,882 and $5,648,118 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management intends to work to address these uncertainties by continuing its efforts to increase revenues and control costs with the goal of achieving profitability. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2003 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2003 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $33,000,000 of the Company's total debt of $34,700,000. SHBC has further agreed that any additional funding from SHBC to the Company will not be due until after December 31, 2003. SHBC is the Company's majority shareholder.

OPERATING SEGMENTS

Telesource's business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Power generation activities did not commence until March 1999. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, ("CNMI") and construction of power plants occurred in Fiji. Construction services occurred in the CNMI and the Republic of Palau while trading activities occurred in the United States and the CNMI.

CRITICAL ACCOUNTING POLICIES

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

Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon achievement of various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts Telesource seeks to collect from customers or others for errors or changes in contract specifications or design, contract change orders once approved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value when the scope and price have been agreed to by the client and Telesource.

Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

Impairment of Long-Lived Assets

When we undergo changes in our business, including the closure or relocation of facilities, we may have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required. Telesource did not incur any impairment of long-lived assets for equipment or other assets during 2002, 2001 or 2000.

The investment in sales-type lease along with our property, plant and equipment are considered to be a long-lived assets. Based on the anticipated cash flows for the assets along with the current revenues and expenses and an evaluation of future changes in the market and economic outlook as well as the length of the contractual commitment, Telesource does not believe any impairment was indicated at December 31, 2002.

RESULTS OF OPERATIONS

REVENUES

Overview

Telesource International is an international engineering and construction company, which has among its operations power generation and specialty construction services in the Commonwealth of the Northern Mariana Islands and the Republic of Palau. Telesource International operates a diesel fired electric power generation plant for the sale of electricity to the local power grid in CNMI. Telesource has signed an agreement to take over the operation and maintenance of three diesel fired electric power generation plants in Fiji beginning in 2003 for 20 years. Telesource International's facility in Lombard, Illinois handles the procurement, export and shipping of U.S. fabricated products for use by Telesource International's subsidiaries or for resale to customers outside of the mainland.

Telesource International was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. Operations are conducted primarily through subsidiaries. Telesource International currently has three subsidiaries. Telesource CNMI, Inc. handles construction and management for the power facilities in the Commonwealth of the Northern Mariana Islands. Telesource CNMI, Inc. has branch offices in Guam, Telesource Pacifica and Pacifica Power Resources. Commsource International located in Chicago, Illinois, is an international export company that facilitates the purchase of equipment fabricated in the U.S. The business activities of Commsource have been transferred to Telesource. Telesource Fiji, Ltd. was established to oversee Telesource International, Inc.'s power plant construction activities within Fiji, which currently involves the installation of additional power generators for existing power plants in Fiji. Construction activities in the Republic of Palau are carried out by Telesource International.

Telesource International has three main operating segments: construction services, trading activities, and power generation and construction of power plants.

Revenue from construction and construction of power plants is recognized using the percentage-of-completion method of accounting based upon costs incurred and projected costs. Construction revenue includes revenues recognized by Telesource International, Inc.'s power plant construction segment and from other projects ranging from housing development to the construction of airports and prisons. The construction of power generation plants is considered by management to be a part of Telesource International, Inc.'s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts; including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion, and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

Operations and maintenance costs - power generation plant consist of labor, direct overhead costs, equipment expense (primarily maintenance and repairs), and insurance costs. These costs are recognized as incurred. Salaries and employee benefits consist of all wages and benefits for management and staff wages and benefits that are not directly associated with a particular project, that is, idle costs for employees are charged to general and administrative expense. Telesource's principal market, the Commonwealth of the Northern Mariana Islands, allows employers to import guest employees. The local labor laws require employers importing guest employees, principally from the Philippines, to execute a one-year employment contract with the guest employee. Since Telesource has a few large contracts, this can lead to short periods of inactivity for some employees. As Telesource continues to grow, this issue is expected to be minimized; however, it can have a significant impact on Telesource's operating results.

Occupancy and equipment expense consist of rent, utilities and office equipment for Telesource International's offices in Illinois, CNMI, Guam and Fiji.

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

                                                           December 31,
                                                    ------------------------    June 10, 1997
                                                       2002          2001         Inception
                                                    -----------   ----------     ----------
      Total minimum lease payments to be received   $13,320,000   15,480,000     21,600,000
      Add: Operation and maintenance fee              3,700,000    4,300,000      6,000,000
                                                    -----------   ----------     ----------
           Minimum lease payments receivable         17,020,000   19,780,000     27,600,000

      Less: unearned income                           4,140,589    5,427,360      9,750,000
                                                    -----------   ----------     ----------

           Net investment in sales-type lease       $12,879,411   14,352,640     17,850,000
                                                    ===========   ==========     ==========

When Telesource recognized the net investment in sales-type lease at the inception of the agreement in June 1997, Telesource also recognized a loss on the sale of Phase I in the amount of $1,748,713. In 1998, Telesource recognized a loss on the sale of Phase II in the amount of $12,521,457 (equal to the entire amount of the construction costs for Phase I, as there were no additional minimum lease payments related to this phase). The loss recognized on the sale of Phase II was recognized when the contract for Phase II was executed in November 1998.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. Telesource recognized power generation revenues from billings at the rate of $0.02 per Kwh produced of $1,130,172, $858,336, $692,160 and $304,920 for the years ended December 31, 2002, 2001, 2000 and
1999, respectively. No power generation income was recognized during 1998.

Revenues for this contract consist of the present value of the total contractual minimum lease payments, which were recognized at lease inception. The minimum lease payments were discounted using an interest rate of 6.74% and the minimum lease payments are comprised of a guaranteed monthly payment along with an operation and maintenance fee. Interest earned on the minimum lease payments, which is recognized over the lease term so as to yield a constant percentage return on the net investment in the lease beginning in March 1999, is included in finance lease revenues in the consolidated statements of operations.

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

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

                                                 ----------------------------
                                                      Twelve Months Ended
                                                          December 31,
                                                 ----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------
      Revenues:
         Construction revenues                     81.5%      64.7%      62.0%
         Construction revenues - related party      4.1         --        6.8
         Construction revenues on power plants       --       22.1        4.3
         Service fees - power generation plant      5.6        4.7        5.5
         Sales, net                                 1.5        0.7        6.9
         Sales, net - related party                 0.4         --        1.6
         Rental income                              0.3         --        0.1
         Rental income - related party               --         --        0.4
         Management fees - related party            0.3         --        0.3
         Finance lease revenues                     6.3        7.8       12.2
                                                 ------     ------     ------
               Gross revenues                     100.0      100.0      100.0
      Costs and expenses:
         Construction costs                        78.2       67.8       56.8
         Construction costs on power plants          --       19.2        3.9
         Operations & maintenance costs -
           power generation plant                   6.0        6.3        7.9
                                                 ------     ------     ------
               Gross profit                        18.4        6.8       31.4
      Operating expenses:
         Salaries and employee benefits             8.4       10.1       12.5
         Occupancy and equipment                    1.7        3.1        4.2
         General and administrative                20.9       20.4       26.7
                                                 ------     ------     ------
               Total operating expenses            31.0       33.6       43.5

               Operating loss                     (15.3)     (26.8)     (12.0)
      Other income (expense):
         Interest income                             --        0.2        1.0
         Interest expense                          (8.8)     (13.1)     (19.3)
         Other income, net                          0.1        0.2        0.6
                                                 ------     ------     ------
               Total other expense                 (8.7)     (12.7)     (17.6)
               Loss before income taxes           (24.0)     (39.5)     (29.7)
         Income tax expense                          --        0.1         --
                                                 ------     ------     ------
               Net loss                           (24.0)     (39.6)     (29.7)
                                                 ======     ======     ======

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2002:

      Contracts as of December 31, 2001                           $ 9,615,813
      New contracts, change orders and claims added during 2002    25,260,730
                                                                  -----------

                                                                   34,876,543

      Less: Contract revenue for 2002                              17,404,027
                                                                  -----------

      Balance at December 31, 2002                                $17,472,516
                                                                  ===========

Subsequent to the year-end, Telesource was awarded a $5.9 million project for various construction services to be performed on the Palau Capitol Relocation project. Telesource received the notice to proceed on the Palau Capitol Relocation project on April 2, 2003. In addition to the Palau Capitol Relocation project, Telesource also received a $5.7 million award to expand an existing radio relay broadcast station on the island of Tinian. Telesource received the notice to proceed on March 19, 2003 for the expansion of the radio relay station project. The awards for the Palau Capitol Relocation project and the expansion of the radio relay station on Tinian are not included in the backlog balance at December 31, 2002.

Comparison of the twelve months ended December 31, 2002 and 2001

Revenues

Construction Revenues. Construction revenues, including related party, increased 47.2% to $17.4 million in 2002 from $11.8 million in 2001. The growth in construction revenues is attributed to the $19.0 million airport expansion project during 2002 along with the progress on the $17.6 million prison project. The airport expansion project is expected to be completed during the second quarter of 2003 and the prison project is expected to be completed in early 2004. The growth in construction revenues is expected to continue in future periods but not at the pace experienced in 2002. The backlog was $17.5 million at December 31, 2002 and was $9.7 million at December 31, 2001. The backlog at December 31, 2002 does not include two contracts awarded to Telesource during the first quarter of 2003 with a total contract value for both contracts of $11.6 million.

Construction Revenues on Power Plants. There was no construction revenues on power plants for 2002 as compared to $4.1 million in 2001. These revenues in 2001 were recognized on a contract Telesource International had to expand two existing power stations in Fiji by expanding the facilities and installing additional power generators with a combined output of 32 Mwh. This contract was accounted for under the percentage-of-completion method of accounting and was completed during 2001. Construction revenues on power plants are not expected in the immediate future until Telesource is successful in being awarded additional contracts.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 31.7% to $1.1 million in 2002 from $858,336 in 2001. The growth in service fees - power generation plant is attributed to an increase in power demand by the radio relay broadcast station in Tinian during 2002 as well as completion of an expansion to the local power distribution network which connected additional customers during 2002.

Sales Revenues, Net. Sales revenues increased 203.5% to $397,376 in 2002 from $130,930 in 2001. The growth in sales during 2002 is attributed to an increase in sales to third party customers in Guam. Sales to SHBC increased to $89,998 in 2002 from $256 in 2001. Sales to SHBC are not expected to increase in future periods.

Rental Income. Rental income increased to $68,209 in 2002 from none in 2001. The increase in rental income is a result of leasing equipment not in use by Telesource to third party customers in the CNMI. Telesource expects a significant growth in rental income to third parties during 2003 due to a short term lease agreement signed in 2003 with the Guam Power Authority to assist the local utility in clean up efforts from a super typhoon, Pongsona, which struck Guam in December 2002.

sService Fees. Service fees increased to $34,640 from none. The increase is a result of Telesource providing project management services to third parties. Service fees are not expected to generate a significant source of revenues in future periods.

Finance Lease Revenues. Finance lease revenues decreased 9.3% to $1.3 million in 2002 from $1.4 million in 2001. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2010.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 28.5% to $15.9 million from $12.4 million for 2002 and 2001, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project, the prison project and the museum project. Construction costs as a percentage of construction revenues were 91.4% and 104.7% for 2002 and 2001, respectively. The effective gross margin of 8.6% on construction activities during 2002 is attributed primarily to the airport project. Telesource recognized a gross margin for construction activities on the airport project of 1.5% on revenues of $9.0 million, which was 51.4% of Telesource's construction revenues for 2002. The airport's gross margin was affected by costs incurred on certain tasks at the airport project which are outside of the scope of the contract for an estimated cost of approximately $700,000. Management expects a change order to be executed in early 2003 which will cover these costs. In addition to these costs, Telesource incurred significant weather delays during the fourth quarter of 2002. Out of a total of 92 work days for the fourth quarter there were 84 days of work stoppage. The negative gross margin in 2001 on construction revenues is primarily attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of inclement weather. Additionally, there were delays in the processing of Telesource International's invoices by the Federal Housing Authority, which resulted in a delay in the collection of payments for the Kobblerville project. This ultimately led to an increase in interest expense incurred directly on this project, as well as increased costs for supplies. The weather delays and the delay in the processing of Telesource's invoices occurred during the first quarter of 2001 and were identified in connection with management's quarterly project review process. The costs estimates for the Kobblerville project were revised to $6,153,417 during 2001 from an estimated total costs of $4,830,000. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results. This increase in estimated costs was recognized during 2001 and is attributed to the delays encountered in completing the project. The Kobblerville project was completed in December 2001.

Construction Costs on Power Plants. Construction costs on power plants were $0 in 2002 and $3.5 million in 2001. The decrease in construction costs on power generation plants is a result of Telesource completing a power plant construction contract for Fiji. The net margin realized in 2001 on the construction of power generation plants was 13.5%.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 5.6% to $1,224,202 in 2002 from $1,159,132 in 2001. The increase in operation and maintenance costs for the Tinian power plant is attributed to growth in power production during 2002. During 2002, Telesource's realized increased revenue on power produced of 32.7%, which resulted in additional operation and maintenance cost of 5.6% for servicing costs. Telesource recognized a loss on power generation activities of $94,030 and $300,796 for the twelve months ended December 31, 2002 and 2001, respectively, and is attributed to management and staffing costs associated with the power plant exceeding the power production revenues. Telesource expects the Tinian power plant to become profitable in 2003.

Salaries and Employee Benefits. Salaries and employee benefits decreased 7.9% to $1.7 million in 2002 from $1.9 million in 2001. The decrease in salaries and employee benefits is attributed to management's efforts to reduce costs during 2002 by reducing staffing levels.

Occupancy and Equipment. Occupancy and equipment expenses decreased 39.0% to $342,189 in 2002 from $560,476 in 2001. The decrease in occupancy and equipment expense is attributed to cost cutting efforts of management which were achieved by closing the office on Tinian and reducing the amount of cost incurred to store equipment.

General and Administrative Expenses. General and administrative expenses increased 14.0% to $4.3 million in 2002 from $3.7 million in 2001. The increase is attributed to increased professional fees, telephone expense, bank service charges, insurance, travel and entertainment and gross revenue taxes associated with the growth and development of the business.

Other Expense, Net. Other expense decreased 23.9% to $1.8 million in 2002 from $2.3 million in 2001. The decrease is a result of reduced borrowing costs due to declining interest rates obtained for debt by Telesource.

Income Tax Expense. There was no income tax expense for 2002 as compared to income tax expense in 2001 of $19,440. Telesource had net operating loss carryforward at December 31, 2002 of approximately $27,024,000, however, Telesource International's subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.

Comparison of the twelve months ended December 31, 2001 and 2000

Revenues

Construction Revenues. Construction revenues, including related party, increased 36.5% to $11.8 million in 2001 from $8.7 million in 2000. The growth in construction revenues is attributed to the commencement of the $22.4 million airport expansion project during 2001. The airport expansion project is expected to be completed by July 2002. The growth in construction revenues is expected to continue in future periods but not at the pace experienced in 2001. The backlog was $9.7 million at December 31, 2001 and was $18.9 million at December 31, 2000. Construction revenues from SHBC were none and 9.8% of total construction revenues for the years ended December 31, 2001 and 2000, respectively.

Construction Revenues on Power Plants. Construction revenues on power plants increased to $4.1 million in 2001 as compared to $536,210 for 2000. These revenues were recognized on a contract Telesource International has to expand two existing power stations in Fiji by expanding the facilities and installing additional power generators with a combined output of 32 Mwh. This contract was accounted for under the percentage-of-completion method of accounting and was completed during 2001.

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

Sales Revenues, Net. Sales revenues decreased 85.0% to $130,674 in 2001 from $872,680 in 2000. The decrease is attributed to the completion of the project in Fiji during 2001. The equipment sales for this project were executed in late 2000 and were accordingly recognized during 2000 in the amount of approximately $700,000. Sales to SHBC decreased to $256 in 2001 from $197,845 in 2000. The substantial decrease in sales to SHBC is a result of an order from SHBC for U.S. fabricated goods for a project SHBC had in the Middle East that was completed during 2000.

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

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 73.3% to $12.4 million from $7.1 million for 2001 and 2000, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project which began in November 2000 and has revenues of approximately $17 million; however, the notice to proceed on this project was delayed until late February 2001 due to permitting delays and additional costs incurred on the Koblerville housing project. Construction costs as a percentage of construction revenues were 104.7% and 82.5% for 2001 and 2000, respectively. The negative gross margin on construction revenues is primarily attributed to a cost over run on the Koblerville housing project due to delays encountered as a result of inclement weather. Additionally, there were delays in the processing of Telesource International's invoices by the Federal Housing Authority, which resulted in a delay in the collection of payments for the Koblerville project. This ultimately led to an increase in interest expense incurred directly on this project, as well as increased costs for supplies. The weather delays and the delay in the processing of Telesource's invoices occurred during the first quarter of 2001 and were identified in connection with management's quarterly project review process. These delays have resulted in a decline in the margin for third party construction revenues since 2000. The costs estimates for the Koblerville project were revised to $6,153,417 during 2001 from an estimated total costs of $4,830,000. The estimated profit for the Koblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results. This increase in estimated costs was recognized during 2001 and is attributed to the delays encountered in completing the project. The Koblerville project was completed in December 2001.

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

Income Tax Expense. Income tax expense in 2001 was $19,440. Telesource had a net operating loss carry forwards at December 31, 2001 of approximately $22,000,000, however, Telesource International's subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.

Liquidity and Capital

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2002, 15,000,000 shares of Telesource International's common stock were issued and outstanding. Telesource had 13,000,000 shares issued and outstanding until on June 29, 2001, then SHBC exercised the 2,000,000 warrants it held for the purchase of Telesource International common stock at $1.00 per share.

Cash used in operating activities during the twelve months ended December 31, 2002 and 2001 was $2.0 million and $4.4 million, respectively. The cash used in operating activities was principally due to the increase in costs and estimated earnings in excess of billings during 2002 of $2.7 million, which is further attributed to the airport and prison projects. Significant collections on accounts receivables and payments on accounts payable were made in 2001. During 2001, there was $5.4 million in collections on receivables, which mainly consisted of amounts collected for the Fiji project, which was offset by a $2.9 million reduction in accounts payable.

Cash used in investing activities was $128,236 for the twelve months ended December 31, 2002 as compared to net cash provided by investing activities of $196,308 for the twelve months ended December 31, 2001. The cash used in investing activities during 2002 is attributed to capital purchases during 2002 of $142,158. During 2001, a certificate of deposit held at a financial institution in the amount of $1.0 million matured, thereby generating most of the cash provided by investing activities for 2001.

Cash provided by financing activities generated $2.2 million for the twelve months ended December 31, 2002 as compared to $3.4 million for the same period in 2001. The cash generated by financing came from additional borrowings and the proceeds from the sale of $3.0 million worth of preferred stock during 2002.

Cash used in operating activities during the twelve months ended December 31, 2001 and 2000 were $4.4 million and $4.6 million, respectively. Significant collections on accounts receivables and payments on accounts payable were made in 2001. During 2001, there was $5.4 million in collections on receivables, which mainly consisted of amounts collected for the Fiji project, which was offset by a $2.9 million reduction in accounts payable. The increase in costs and estimated earnings in excess of billings was principally due to the West Tinian Airport project getting under way.

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

Telesource International had a working capital deficit of $20.4 million at December 31, 2002 and $14.3 million at December 31, 2001. The increase in the deficit is a result of all loans, with the exception of $15.0 million owed on the Commercial Bank of Kuwait credit line, becoming short term as of December 31, 2002. During 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which has principal payments due as follows as of December 31, 2002:

                                                    Principal Payment
                       Payment Date                     Amount Due
                ----------------------------     -------------------------
                March 19, 2003                                  1,750,000
                May 19, 2003                                    1,750,000
                August 19, 2003                                 1,750,000
                November 19, 2003                               1,750,000
                February 19, 2004                               1,750,000
                May 19, 2004                                    1,750,000
                August 19, 2004                                 1,750,000
                November 19, 2004                               1,750,000
                February 21, 2005                               1,500,000
                May 21, 2005                                    1,500,000
                August 21, 2005                                 1,500,000
                November 23, 2005                               1,500,000
                                                 -------------------------
                                      Total      $             20,000,000
                                                 =========================

Since January 1, 2003, Telesource International has made some reductions to loans outstanding at December 31, 2002. Telesource has made a $1.75 million reduction on the Commercial Bank of Kuwait credit line as required during the first quarter of 2003. Telesource has also refinanced a $7.5 million credit line secured by a letter of credit from SHBC payable to the Hongkong and Shanghai Banking Corporation by transferring this credit facility to the Commercial Bank of Kuwait during the first quarter of 2003. This $7.5 credit facility with the Commercial Bank of Kuwait is secured by a letter of credit from SHBC and matures in March 2004.

The following debt repayments have occurred since January 1, 2003:

              The Hongkong and Shanghai Banking Corporation
              debt due March 31, 2003                           $     7,500,000

              Commercial Bank of Kuwait loan with
              $1.75 million due on March 19, 2003                     1,750,000
                                                                ---------------
                               Total debt reductions since
                                         December 31, 2002      $     9,250,000
                                                                ===============

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of March 31, 2003. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after April 1, 2004.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource sold a total of 4.0 million shares of preferred stock to an investor, Al-Soor Consulting, for a total of $6.0 million, of which Telesource received $3.0 million in December of 2002 and the last $3.0 million was received in March 2003. In addition to the sale of preferred stock to Al-Soor Consulting, Telesource also sold 666,666 shares of preferred stock to two investors for a total of $1,000,000 during March 2003.

Telesource International currently expects that its existing cash balances along with credit lines established in 2003 together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months. Telesource International obtained a $5 million credit line committed from Al-Ahli Bank for the radio relay station expansion project and the Palau Capitol Relocation projects at March 31, 2003.

Telesource has forecasted cash inflows for the next twelve months from projects of $42.9 million, $4.0 million from the sale of preferred stock in the first quarter of 2003, and $5.5 million in additional borrowings. Telesource's forecasted cash outflows consist of $15.2 million in principal and interest payments on credit lines and $30.3 million for project costs and general and administrative expenses. Telesource had a cash on hand balance at December 31, 2002 of $244,723 and a forecasted cash on had after these collections and payments of $2.0 million in December of 2003.

While Telesource International believes it has sufficient financing for its current working capital needs, Telesource is considering bidding on additional projects in addition to the current backlog. There can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations. Telesource International may seek to raise additional capital in 2003 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. We do not believe the adoption of SFAS 143 will have a material effect on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. This statement also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") for the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred and is effective January 1, 2003. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit by the company. We do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe the adoption of FIN 46 will have a material effect on our financial position, results of operations, or cash flows.

SUBSEQUENT EVENTS

During January 2003, Telesource received a Notice of Award for a $5.9 million contract for construction services on the second phase of the Palau National Capitol Relocation Project. Funding for the project has come through a grant from the Government of Taiwan. The project is for the supply and installation of claddings and ornamental trims to the President's Building, the Executive Building, the Legislative Building, and the Judiciary Building. The project also includes the construction of a mechanical and electrical yard, a drainage system with wastewater handling and a pumping station. The project commenced in February 2003 and is to be completed by March 2004.

During February 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement ("ECA") with the Fiji Electric Authority ("FEA") for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The three power plants are located in Kinoya, Vuda and Labasa, Fiji. Telesource and the FEA have completed and executed the ECA, which covers the take-over and operation of the three facilities. Telesource is now working with the unions to complete employment terms for the FEA employees that are to be transferred by the FEA to Telesource. In furtherance of its policy of employing local labor and bringing jobs to its local markets, Telesource has agreed to offer employment contracts to existing FEA employees on terms and conditions equal to or greater than their current arrangement with the FEA. All agreements are expected to be completed with takeover of the three facilities occurring on or before March 15, 2003. The specific terms of the contract were not disclosed.

During February 2003, Telesource was awarded a $5.7 million contract to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands for an agency of the U.S. Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau. The existing station was constructed by Telesource and began operations in 2000. The expansion of this radio relay station is for the addition of two short wave antennas within 360 days from receipt of the notice to proceed. The expansion of the radio relay station located in the CNMI is being made to reach more countries in Asia and the Pacific. Telesource International's wholly owned subsidiary located in the CNMI owns and operates the power plant on the island of Tinian.

During March 2003, Telesource received the second tranche of funds due from Al Soor for the purchase of the preferred stock sold under a subscription agreement executed by Telesource and Al-Soor on December 9, 2002, whereby Al Soor agreed to purchase 4,000,000 shares of newly designated series A convertible preferred stock, at a purchase price of $1.50 per share of series A convertible preferred stock or a total amount of $6,000,000. Al-Soor purchased the first 2,000,000 shares of preferred stock in December 2002 and has now purchased the total subscribed preferred stock.

During March 2003, Telesource and Al Soor agreed to restructure the Certificate of Designation underlying the preferred stock sold to Al Soor in December of 2002. The restructure involves the elimination of the collateral provided to Al Soor, elimination of the redemption feature (the preferred stock was to have been redeemed by payment of $6.0 million to Al Soor by the Company at maturity in March 2008 provided that Al Soor had not converted the preferred stock prior to maturity), added a provision to allow the Company to force a conversion of the preferred stock to common stock from January 1, 2008 to March 31, 2008 and increased the coupon rate for dividends from 6.0% to 6.5%.

During March 2003, Telesource sold a total of an additional 666,666 shares of preferred stock to two investors, Listex and Wellspoint Financial for a total sum of $1,000,000, which was received during March 2003. The terms of the preferred stock sold to Listex and to Wellspoint Financial matches the terms and conditions of the revised agreement with Al-Soor.

During March 2003, Telesource's credit facility with the Hongkong Shanghai Banking Corporation matured and was repaid by transferring this credit facility to the Commercial Bank of Kuwait. The new credit facility with the Commercial Bank of Kuwait requires quarterly interest payments with principal due at maturity on March 25, 2004. This credit facility is guaranteed by SHBC.

During March 2003, the Company established a new line of credit with Al-Ahli Bank of Kuwait in the amount of $5.0 million. This line of credit is secured by a guarantee from Sayed Hamid Behbehani & Sons Co., WLL along with project receivables. This credit facility matures on March 25, 2004.

QUARTERLY RESULTS

The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                            QUARTERLY FINANCIAL DATA
             (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                    2002 QUARTERS ENDED

                                                MARCH 31            JUNE 30          SEPT. 30         DEC. 31
                                             -------------         ---------        ---------        ---------
      Revenue                                $   5,700,781         4,911,686        5,660,659        4,048,069
      Gross profit                           $   1,446,661         1,239,889        1,536,650       (1,038,840)
          As a percent of revenue                     25.4%             25.2%            27.1%            25.7%
      Net loss                               $    (713,598)         (831,803)        (251,821)      (3,089,175)
          As a percent of revenue                     12.5%             16.9%             4.5%            76.3%
      Basic and diluted net loss per share   $       (0.05)            (0.06)           (0.02)           (0.20)
      Market price:
         High                                $        2.45              1.75             1.62             1.40
         Low                                 $        1.50              0.82             1.30             1.35

                                                                     2001 QUARTERS ENDED

                                                MARCH 31            JUNE 30          SEPT. 30         DEC. 31
                                             -------------         ---------        ---------        ---------
      Revenue                                $   4,080,579         4,096,670        3,559,519        6,549,001
      Gross profit                           $     644,652          (265,786)        (623,692)       1,485,710
          As a percent of revenue                     15.8%              6.5%            17.5%            22.7%
      Net loss                               $  (1,547,375)       (2,475,676)      (2,742,494)        (480,229)
          As a percent of revenue                     37.9%             60.4%            77.1%             7.3%
      Basic and diluted net loss per share   $       (0.12)            (0.19)           (0.18)           (0.03)
      Market price:
         High                                $          --                --               --             1.95
         Low                                 $          --                --               --             0.51

Net income per share calculations are based on the weighted average common shares outstanding for each period presented. Accordingly, the sum of the quarterly net income per share amounts may not equal the per share amount reported for the year.

Telesource's stock began trading on November 2, 2001.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telesource is exposed to market risk for changes in interest rates for borrowings under some of its credit facilities. These credit facilities that bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates.

Amounts invested in Telesource's foreign operations (Telesource Fiji, Ltd.) are translated into U. S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders' equity, in the consolidated balance sheets.

An increase in interest rates of 1.0% at December 31, 2002 would increase Telesource's interest expense on adjustable loans by approximately $305,000 per year. A decrease in interest rates of approximately the same amount, $305,000.

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

Telesource International's quarterly operating results will depend on revenues from contracts for major projects. Telesource International can only undertake a specific number of projects at any one time. If Telesource International finishes one large project and does not have another large project to start on, revenues and results of operations within the quarter and possibly subsequent periods could suffer. Customers may also cancel or defer existing contracts resulting in reduced revenues for the quarter. Though management intends to take steps to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls, it may not be successful. For example staffing reductions cannot be implemented quickly due to local labor and employment laws in the Commonwealth of Northern Mariana Islands, which limit our ability to release employees at will, and losses could result. Accordingly, any such revenue shortfalls could result in continued operating losses.

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

Telesource International's principal market is highly competitive, and if Telesource International is unable to compete successfully in this market, it may be unable to increase its operations or become profitable.

The market for construction services is highly competitive and rapidly changing. Telesource International competes directly with other firms that focus on providing general construction services as well as services for more sophisticated structures, including power plants and broadcasting facilities. Many of Telesource International's competitors have well-established reputations for building residential and technical structures and have longer operating histories and significantly greater financial, technical, marketing, personnel and other resources than Telesource International has. Telesource International is subject to competition that is expected to increase in the future. If Telesource International does not successfully compete in its market, its growth opportunities will be limited and its business will not grow and its revenues may be reduced.

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

Telesource International's ability to obtain raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

      o Third parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

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

If Telesource International fails to obtain what it needs from these providers, it may not be able to successfully compete for new business or to complete existing engagements profitably.

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

Since March 1999, Telesource International began deriving a portion of its revenues from the sale of electric power. Under Telesource International's agreement with a governmental agency, the electrical power generated at Telesource International's power generation facility is owned by the governmental agency. Telesource International is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International's revenues base may not grow to support other operations.

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

Although management does not believe that compliance with applicable regulatory requirements has harmed Telesource International's operations in the past relative to its competitors, government regulations can change, which could increase Telesource International's costs of compliance with these requirements. In addition, Telesource International's aggregate materials operations require operating permits granted by governmental agencies. Telesource International believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist. Failure to comply with these laws and regulations could result in fines, additional licensing requirements or the revocation of Telesource International's licenses in the particular jurisdiction. The costs of compliance could affect adversely operating results. If a substantial fine or other penalty is imposed, Telesource International's business and financial condition could be harmed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                          Page

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Stockholders' Deficit and
Comprehensive Income (Loss)                                               F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                                F-6

                          Independent Auditors' Report

The Board of Directors
Telesource International, Inc.:

We have audited the accompanying consolidated balance sheets of Telesource International, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flows from operations, dependency on its major shareholder for financial support and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                  /s/ KPMG LLP
Chicago, Illinois
April 14, 2003

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                    Assets                               2002             2001
                                                                     ------------     -----------
Current assets:
     Cash and cash equivalents                                       $    244,723         204,752
     Accounts receivable                                                3,818,268       3,150,617
     Current portion of net investment in sales-type lease              1,617,840       1,473,229
     Costs and estimated earnings in excess of billings                 5,448,663       3,039,607
     Prepaid expenses and other current assets                            261,379         388,129
                                                                     ------------     -----------
                 Total current assets                                  11,390,873       8,256,334

Net investment in sales-type lease - long term                         11,261,571      12,879,411
Property, plant, and equipment, net                                     2,317,617       2,690,935
Other assets                                                              190,274         194,847
                                                                     ------------     -----------
                 Total assets                                        $ 25,160,335      24,021,527
                                                                     ============     ===========
                     Liabilities and Stockholders' Deficit

Current liabilities:
     Current portion of long-term debt                               $ 20,700,000      15,500,000
     Accounts payable                                                   3,879,364       3,036,912
     Accounts payable - related party                                   3,736,283         406,215
     Accrued expenses                                                   3,320,338       3,123,074
     Billings in excess of costs and estimated earnings                        --         333,651
     Income taxes payable                                                      --          19,440
     Other current liabilities                                            125,000         168,504
                                                                     ------------     -----------
                 Total current liabilities                             31,760,984      22,587,796

Long-term debt                                                         14,000,000      20,000,000
Convertible preferred stock: authorized 10,000,000 shares,
     issued and outstanding 2,000,000 shares and none
     at December 31, 2002 and 2001, respectively                        3,000,000              --
                                                                     ------------     -----------
                 Total liabilities                                     48,760,984      42,587,796
                                                                     ------------     -----------
Stockholders' deficit:
     Common stock, $0.01 par value. Authorized 50,000,000 shares,
        issued and outstanding 15,000,000 shares                          150,000         150,000
     Additional paid-in capital                                         5,797,225       5,797,225
     Accumulated deficit                                              (29,431,981)    (24,545,584)
     Accumulated comprehensive income (loss) -
        foreign currency translation                                     (115,893)         32,090
                                                                     ------------     -----------
                 Total stockholders' deficit                          (23,600,649)    (18,566,269)

Commitments and contingencies (note 16)
                                                                     ------------     -----------
                 Total liabilities and stockholders' deficit         $ 25,160,335      24,021,527
                                                                     ============     ===========

See accompanying notes to consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001, and 2000

                                                  2002             2001            2000
                                              ------------     -----------     -----------
Revenues:
     Construction revenues                    $ 16,565,696      11,823,772       7,809,909
     Construction revenues - related party         838,331              --         851,912
     Construction revenues on power plants              --       4,052,600         536,210
     Service fees - power generation plant       1,130,172         858,336         692,160
     Sales, net                                    307,378         130,674         872,680
     Sales, net - related party                     89,998             256         197,845
     Rental income                                  68,209           1,675           6,555
     Rental income - related party                      --              --          53,103
     Service fees                                   34,640              --              --
     Service fees - related party                       --              --          31,625
     Finance lease revenue                       1,286,771       1,418,456       1,538,370
                                              ------------     -----------     -----------
                 Gross revenues                 20,321,195      18,285,769      12,590,369

Costs and expenses:
     Construction costs                         15,912,633      12,381,495       7,145,352
     Construction costs on power plants                 --       3,504,258         496,655
     Operation and maintenance costs -
        power generation plant                   1,224,202       1,159,132         990,541
                                              ------------     -----------     -----------
                 Gross profit                    3,184,360       1,240,884       3,957,821
                                              ------------     -----------     -----------
Operating expenses:
     Salaries and employee benefits              1,702,139       1,848,905       1,579,640
     Occupancy and equipment                       342,189         560,476         534,876
     General and administrative                  4,258,332       3,735,179       3,359,408
                                              ------------     -----------     -----------
                 Total operating expenses        6,302,660       6,144,560       5,473,924
                                              ------------     -----------     -----------
                 Operating loss                 (3,118,300)     (4,903,676)     (1,516,103)
                                              ------------     -----------     -----------
Other income (expense):
     Interest income                                 2,768          32,829         125,739
     Interest expense                           (1,791,328)     (2,399,145)     (2,426,964)
     Other income, net                              20,463          43,658          79,772
                                              ------------     -----------     -----------
                 Total other expense            (1,768,097)     (2,322,658)     (2,221,453)
                                              ------------     -----------     -----------
                 Loss before income taxes       (4,886,397)     (7,226,334)     (3,737,556)

Income tax expense                                      --          19,440           4,746
                                              ------------     -----------     -----------
                 Net loss                     $ (4,886,397)     (7,245,774)     (3,742,302)
                                              ============     ===========     ===========

Basic and diluted net loss per share          $      (0.33)          (0.52)          (0.36)

Weighted average shares outstanding             15,000,000      13,849,315      10,356,164

See accompanying notes to consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss)

                  Years ended December 31, 2002, 2001, and 2000

                                            Common stock
                                       ----------------------  Additional                                Accumulated      Total
                                                        Par     paid-in     Accumulated  Comprehensive  comprehensive  stockholders'
                                         Shares        value    capital       deficit         loss      income (loss)    deficit
                                       ----------    --------  ----------   -----------   ------------  -------------  -------------
Balance at December 31, 1999           10,000,000    $100,000    847,225    (13,557,508)                        --     (12,610,283)

Issuance of 3,000,000 shares of
    common stock at $1 per share
    in satisfaction of trade payables   3,000,000      30,000  2,970,000             --            --           --       3,000,000
Net loss                                       --          --         --     (3,742,302)   (3,742,302)          --      (3,742,302)
Foreign currency translation
    adjustment                                 --          --         --             --      (181,057)    (181,057)       (181,057)
                                                                                           ----------
Comprehensive income (loss)                                                                (3,923,359)
                                       ----------    --------  ---------    -----------    ==========     --------     -----------
Balance at December 31, 2000           13,000,000     130,000  3,817,225    (17,299,810)                  (181,057)    (13,533,642)

Exercise of 2,000,000 warrants
    for common stock at
    $1 per share                        2,000,000      20,000  1,980,000             --            --           --       2,000,000
Net loss                                       --          --         --     (7,245,774)   (7,245,774)          --      (7,245,774)
Foreign currency translation
    adjustment                                 --          --         --             --       213,147      213,147         213,147
                                                                                           ----------
Comprehensive income (loss)                                                                (7,032,627)
                                       ----------    --------  ---------    -----------    ==========     --------     -----------
Balance at December 31, 2001           15,000,000     150,000  5,797,225    (24,545,584)                    32,090     (18,566,269)

Net loss                                       --          --         --     (4,886,397)   (4,886,397)          --      (4,886,397)
Foreign currency translation
    adjustment                                 --          --         --             --      (147,983)    (147,983)       (147,983)
                                                                                           ----------
Comprehensive income (loss)                                                                (5,034,380)
                                       ----------    --------  ---------    -----------    ==========     --------     -----------
Balance at December 31, 2002           15,000,000    $150,000  5,797,225    (29,431,981)                  (115,893)    (23,600,649)
                                       ==========    ========  =========    ===========                   ========     ===========

See accompanying notes to consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                           2002            2001           2000
                                                                       ------------     ----------     ----------
Cash flows from operating activities:
     Net loss                                                          $ (4,886,397)    (7,245,774)    (3,742,302)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation                                                   501,554        411,425        436,178
             Changes in assets and liabilities:
                 Receivables                                               (667,651)     5,357,495     (7,797,272)
                 Prepaid expenses and other current assets                  126,750        140,328        138,964
                 Costs and estimated earnings in excess of billings      (2,742,707)    (3,114,724)     1,251,639
                 Net investment in sales-type lease                       1,473,229      1,341,544      1,221,630
                 Other assets                                                 4,573         40,621        (22,423)
                 Accounts payable                                         4,172,519     (2,884,056)     5,228,596
                 Accrued expenses                                           197,264      1,521,035        162,352
                 Income taxes payable                                       (19,440)        14,694          4,746
                 Other liabilities                                         (191,487)        34,999       (193,043)
                 Estimated costs to complete power plant                         --             --     (1,321,029)
                                                                       ------------     ----------     ----------
                    Net cash used in operating activities                (2,031,793)    (4,382,413)    (4,631,964)
                                                                       ------------     ----------     ----------
Cash flows from investing activities:
     Proceeds from maturity of certificate of deposit                            --      1,000,000             --
     Proceeds from sale of equipment                                         13,922         30,267             --
     Capital expenditures                                                  (142,158)      (833,959)      (843,567)
                                                                       ------------     ----------     ----------
                    Net cash provided by (used in) investing
                        activities                                         (128,236)       196,308       (843,567)
                                                                       ------------     ----------     ----------
Cash flows from financing activities:
     Proceeds from long-term debt                                        11,400,000      6,500,000      6,050,000
     Payments of long-term debt                                         (12,200,000)    (5,148,118)      (401,882)
     Proceeds from sale of preferred stock                                3,000,000             --             --
     Proceeds from exercise of stock warrants                                    --      2,000,000             --
                                                                       ------------     ----------     ----------
                    Net cash provided by financing activities             2,200,000      3,351,882      5,648,118
                                                                       ------------     ----------     ----------
                    Net increase (decrease) in cash and cash
                        equivalents                                          39,971       (834,223)       172,587

Cash and cash equivalents at beginning of year                              204,752      1,038,975        866,388
                                                                       ------------     ----------     ----------
Cash and cash equivalents at end of year                               $    244,723        204,752      1,038,975
                                                                       ============     ==========     ==========
Supplemental disclosure:
     Cash paid during the year for interest                            $  2,112,655      2,879,739      2,880,248
     Cash paid during the year for income taxes                              19,440             --             --
     Amount of interest capitalized during the year                              --             --        353,215
                                                                       ------------     ----------     ----------
Noncash transactions:
     Issuance of common stock in satisfaction of
         trade payables                                                $         --             --      3,000,000
                                                                       ------------     ----------     ----------

See accompanying notes to consolidated financial statements.

(1)   Background

      Telesource International, Inc. (Telesource or the Company) was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (SHBC), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, and radio towers, and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. The Company's facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company's subsidiaries or for resale to customers outside of the mainland.

      The Company conducts its operations through three subsidiaries. The Company's Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company's energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam. The Company's second subsidiary, Commsource International, Inc., is an international export company that facilitates the purchase of equipment in the U.S. The Company's third subsidiary, Telesource Fiji, Ltd., handles the Company's construction activities in Fiji. The Company's Palau operations are handled directly by the Company.

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

(2)   Summary of Significant Accounting Policies

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource CNMI Inc., Commsource International, Inc., and Telesource Fiji, Ltd. All significant intercompany transactions and accounts have been eliminated.

            Liquidity and Going Concern

            As of December 31, 2002, the Company's current liabilities exceeded its current assets by $18,270,111. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2002 the Company had total outstanding debt of $34,700,000 of which $18,600,000 is due in 2003. As of December 31, 2002 the Company had an accumulated deficit of $29,431,981 and total stockholders' deficit of $23,600,649.

            The Company incurred operating losses of $3,118,300, $4,903,676 and $1,516,103 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company incurred net losses of $4,886,397, $7,245,774 and $3,742,302 for the years ended December 31, 2002,
            2001 and 2000, respectively.

            Cash used in operating activities was $2,031,793, $4,382,413 and $4,631,964 for the years ended December 31, 2002, 2001 and 2000, respectively. Funds provided by net borrowings and stock sales amounted to $2,200,000, $3,351,882 and $5,648,118 for the years ended December 31, 2002, 2001 and 2000, respectively.

            The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management intends to work to address these uncertainties by continuing its efforts to increase revenues and control costs with the goal of achieving profitability. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2003 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2003 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $33,000,000 of the Company's total debt of $34,700,000. SHBC has further agreed that any additional funding from SHBC to the Company will not be due until after December 31, 2003. SHBC is the Company's majority shareholder.

            Cash Equivalents

            Telesource records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

            Foreign Currency

            All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings.

            Deposits in Excess of Federal Deposit Insurance Corporation
            Insurance

            The Company maintains cash in accounts in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000.

            Revenue Recognition

            Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

            Revenue from the Company's brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company's customer, with the risk of loss borne by the customer at the time of transfer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

            Property, Plant, and Equipment

            Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to depreciate the cost over the estimated economic lives of the assets. Depreciable lives used for financial reporting purposes are as follows:

                                                               Estimated
                           Asset description                  useful life
              -----------------------------------------    ------------------
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

            Impairment of Long-lived Assets

            The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

            Income Taxes

            Telesource International, Inc., Commsource International, Inc., Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporation income tax returns. Telesource International, Inc. and Commsource International, Inc. are U.S. corporations that file separate U.S. corporate income tax returns. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return. There is no corporate income tax in Palau.

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

            The Company's subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the "Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States," which adopted the Internal Revenue Code as the local territorial income tax. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes (GRT). In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $1,037,861, $567,301, and $438,859 in 2002, 2001, and 2000, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

            Fair Value of Financial Instruments

            The Company's financial instruments include cash and cash equivalents, certificate of deposit, receivables, short-term debt, accounts payable, and long-term debt. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes have been discounted at a rate approximating the Company's borrowing rate. The carrying amount of the long-term debt approximates fair value due to the variable interest rates. The carrying amounts of other assets and liabilities approximate fair value because of the short maturities of those instruments.

            Stock Based Compensation

            The Company uses the intrinsic value method of accounting for its stock based compensation programs.

            Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. The Company has adopted the disclosure-only provisions of SFAS 123, and applies Accounting Principles Board
            (APB) Opinion 25, "Accounting for Stock Issued to Employees", which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, the Company has not recognized compensation cost for its stock-based plans. If the Company had accounted for its stock-based compensation plans using the fair value recognition provision of SFAS 123, net loss and diluted earnings per share would have been increased to the pro forma amounts as follows:

                                                        Years ended December 31
                                               ---------------------------------------
                                                   2002          2001          2000
                                               -----------    ----------    ----------
Net loss as reported                           $(4,886,397)   (7,245,774)   (3,742,302)
        Less: stock-based compensation
              expense determined under fair
              value method for all awards
              net of related tax effects            42,810        89,958            --
                                               -----------    ----------    ----------

     Pro forma, net loss                       $(4,929,207)   (7,335,632)   (3,742,302)
                                               ===========    ==========    ==========

Basic and diluted loss per share:
     As reported                               $     (0.33)        (0.52)        (0.36)
     Pro forma                                       (0.33)        (0.53)        (0.36)

(3)   Customer and Credit Concentrations

      The Company has a concentration with three major customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $2.4 million, $2.3 million, and $2.2 million for 2002, 2001, and 2000, respectively. Another major customer, SHBC, is the Company's parent corporation and principal stockholder. SHBC is a major customer of the Company's subsidiary, Commsource International, which is involved in the trading of U.S. fabricated products. Revenues from SHBC were 4.6%, 0%, and 10.0% of the Company's total revenues for 2002, 2001, and 2000, respectively. Receivables from SHBC were $0 and $0 at December 31, 2002 and 2001, respectively. The third major customer is the Commonwealth Ports Authority (CPA). In 2001, the Company was contracted to construct an airport expansion project on the island of Tinian by the CPA. The Company recognized revenues of $10.8 million, $7.9 million, and $0 from the CPA for 2002, 2001, and 2000, respectively.

      Upon commissioning of the Company's power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from the customer over the term of the agreement. The par value balance of promissory notes outstanding was $13.3 million and $15.5 million as of December 31, 2002 and 2001, respectively. The discounted value of the promissory notes was $10.1 million and $11.2 million at December 31, 2002 and 2001, respectively. The discounted value of the operation and maintenance fee was $2.8 million and $3.1 million at December 31, 2002 and 2001, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 10.9% and 12.5% of the Company's revenues for 2002 and 2001, respectively. Gross receivables for the investment in sales-type lease were $17,020,000 and $19,780,000 at December 31, 2002 and 2001, respectively.

(4)   Accounts Receivable

      Accounts receivable consist of the following at December 31, 2002 and 2001:

                                                               December 31
                                                         ----------------------
                                                             2002        2001
                                                         ----------   ---------
      Construction contracts completed and in progress   $1,714,204   1,903,966
      Construction material sales                                --     172,347
      Retainages                                          1,842,015   1,042,691
      Other                                                 262,049      31,613
                                                         ----------   ---------
                                                          3,818,268   3,150,617
                                                         ==========   =========

      Retainages are all due within the next 12 months. Provisions taken as an allowance for doubtful accounts during 2002 and 2001 were $0 and $1,365, respectively.

(5)   Costs and Estimated Earnings In Excess of Billings on Uncompleted
      Contracts

      Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

                                                                          December 31
                                                                   -------------------------
                                                                       2002          2001
                                                                   -----------   -----------
      Costs incurred on uncompleted contracts                      $15,912,633    15,885,753
      Estimated earnings (loss)                                      1,491,394        (9,380)
                                                                   -----------   -----------
                                                                    17,404,027    15,876,373
      Less billings to date                                         11,955,364    13,170,417
                                                                   -----------   -----------
                                                                   $ 5,448,663     2,705,956
                                                                   ===========   ===========
      Included in the accompanying consolidated balance sheet
           under the following captions:
              Costs and estimated earnings in excess of billings   $ 5,448,663     3,039,607
              Billings in excess of costs and estimated earnings            --       333,651

      See note 3 for a description of customer concentrations.

(6)   Property, Plant, and Equipment

                                                               2002        2001
                                                            ----------   ---------
      Leasehold improvements                                $  189,128     158,214
      Automobiles                                              276,482     260,382
      Construction machinery and equipment                   3,670,277   3,589,889
      Office furniture and equipment                           668,510     673,992
      Computer and communication equipment                     158,687     121,604
      Construction in progress                                      --      30,767
                                                            ----------   ---------
                                                             4,963,084   4,834,848
      Less accumulated depreciation and amortization         2,645,467   2,143,913
                                                            ----------   ---------
                       Net property, plant, and equipment   $2,317,617   2,690,935
                                                            ==========   =========

      Total depreciation expense was $501,554, $411,425, and $436,178 in 2002, 2001, and 2000, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

(7)   Investment in Sales-Type Lease

      The Company's contract with one customer (Commonwealth Utilities Corporation (CUC)) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly payments as a part of its production fee of $0.02 per Kwh produced for the first 5,140,000 Kwh produced each month (Base Load) plus $0.065 per Kwh for any amount produced beyond the Base Load of 5,140,000 each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2002 and 2001 were not in excess of the estimated fair value of the services performed.

      The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

                                                            December 31
                                                      ------------------------  June 20, 1997
                                                         2002          2001       inception
                                                      -----------   ----------   ----------
      Guaranteed monthly payments                     $13,320,000   15,480,000   21,600,000
      Minimum operation and maintenance fees            3,700,000    4,300,000    6,000,000
                                                      -----------   ----------   ----------
                       Total minimum lease
                          payments receivable          17,020,000   19,780,000   27,600,000
      Less unearned income                              4,140,589    5,427,360    9,750,000
                                                      -----------   ----------   ----------
                       Net investment in sales-type
                          lease                       $12,879,411   14,352,640   17,850,000
                                                      ===========   ==========   ==========

      The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2009.

      When the Company recognized the net investment in sales-type lease at the inception of the agreement in June 1997, the Company also recognized a loss on the sale of Phase I in the amount of $1,748,713. The Company recognized a loss on the sale of Phase II for the entire amount of the construction costs for Phase II, as there were no additional minimum lease payments related to this phase. The loss recognized on the sale of Phase II occurred when the contract for Phase II was executed in November 1998, and amounted to $12,521,457.

      Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings at the rate of $0.02 per Kwh produced of $1,130,172, $858,336, and $692,160 for the years ended December 31, 2002,
      2001, and 2000, respectively.

(8)   Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                                      December 31
                                                                               2002                  2001
                                                                        -------------------   -------------------
      The Hongkong and Shanghai Banking Corporation, Limited,
            advances on $2,000,000 credit line, due in full on
            January 31, 2002, including interest of 1.5% above the
            bank's base lending rate (6.3% at December 31, 2001)                   --                 2,000,000

      The Hongkong and Shanghai Banking Corporation, Limited,
            advances on $7,500,000 credit line, due in full on March
            31, 2003, including interest of 0.5% above the bank's
            base lending rate (4.75% at December 31, 2002) secured by
            an irrevocable standby letter of credit for $7,500,000
            issued by Alahli Bank of Kuwait and guaranteed by SHBC,
            along with three (3) Commonwealth Utilities Corporation
            negotiable promissory notes valued at $540,000 and a and
            a corporate guarantee of Telesource International, Inc.         7,500,000                        --

      Bent Marketing Limited loan, bearing interest of 7.0% per
            annum, unsecured and maturing on December 31, 2003.             1,100,000                 1,100,000

      Bank of Hawaii loan, due in lump sum on June 3, 2003, at
            interest payable monthly at 0.5% above the bank's bank base rate (4.25% at December 31, 2002), secured by an
            irrevocable standby letter of credit for $2,000,000
            issued by Alahli Bank of Kuwait, guaranteed by SHBC.            1,900,000                 1,900,000

      Bank of Hawaii loan, advances on credit line, due in full on
            June 3, 2003, including interest of 1.5% above the bank's
            bank base rate (4.25% at December 31, 2002), secured by
            twenty-one (21) Commonwealth Utilities Corporation
            negotiable promissory notes valued at $3,780,000 and a
            corporate guarantee of Telesource International, Inc.             600,000                 1,500,000

(8)   Long-Term Debt and Credit Arrangements

                                                                                      December 31
                                                                        -----------------------------------------
                                                                               2002                  2001
                                                                        -------------------   -------------------
      Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on May 17, 2003. Due in 90 days
            from date of drawdown including interest of 9.5% at
            December 31, 2002 and 11.5% at December 31, 2001 secured
            by assignment of specific invoice from billing on the
            West Tinian Airport Airside improvement project,
            guaranteed by Telesource International Inc. and one of
            its officers                                                      600,000                 1,000,000

      Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on January 31,
            2002 and $2,000,000 on March 31, 2002, including
            interest of LIBOR plus 3%. The loan is guaranteed by
            Sayed Hamid Behbehani and Sons Co., WLL (a related
            party)                                                                 --                 3,000,000

      Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11,
            2003, $1,000,000 on December 11, 2003 and $1,000,000 on
            April 11, 2004, including interest of 4.56%. The loan is
            guaranteed by Sayed Hamid Behbehani and Sons Co., WLL           3,000,000                        --

      Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23,
            2005. The note bears interest at LIBOR plus 3%. The loan
            is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL.
            The schedule of maturities is detailed below. Should the
            Company default on an installment payment, the entire
            loan and accrued interest become due and payable               20,000,000                25,000,000
                                                                          -----------               -----------
                    Notes payable to banks                                 34,700,000                35,500,000
      Less current portion                                                 20,700,000                15,500,000
                                                                          -----------               -----------
                    Total long-term debt                                  $14,000,000                20,000,000
                                                                          ===========               ===========

      There were no unused credit line balances available at December 31, 2002. At December 31, 2002, there was $33,000,000 in total debt which was either guaranteed directly by SHBC or secured by an irrevocable letter of credit obtained by SHBC, $600,000 fully collateralized by lease and project receivables, and $1,100,000 unsecured (Bent Marketing Limited loan maturing on December 31, 2003).

(8)   Long-Term Debt and Credit Arrangements

      The largest loan held by Telesource International, a $20,000,000 loan from the Commercial Bank of Kuwait, is due in installments of principal as follows:

                                                          Principal
                   Payment date                            payment
            -------------------------------              -----------
            February 19, 2003                            $ 1,750,000
            May 19, 2003                                   1,750,000
            August 19, 2003                                1,750,000
            November 19, 2003                              1,750,000
            February 19, 2004                              1,750,000
            May 19, 2004                                   1,750,000
            August 19, 2004                                1,750,000
            November 19, 2004                              1,750,000
            February 19, 2005                              1,500,000
            May 19, 2005                                   1,500,000
            August 19, 2005                                1,500,000
            November 19, 2005                              1,500,000
                                                         -----------
                             Total                       $20,000,000
                                                         ===========

      The Company's debt agreements contain various covenants. The Company was in compliance with these covenants or obtained waivers for the year ended December 31, 2002.

      Scheduled maturities of debt outstanding as of December 31, 2002 are as follows:

             Year ending December 31:
                   2003                    $20,700,000
                   2004                      8,000,000
                   2005                      6,000,000
                                           -----------
                                           $34,700,000
                                           ===========

      The Company has made the following debt repayments and refinancings since January 1, 2003:

      On March 24, 2004, the Company established a new line of credit with the Commercial Bank of Kuwait in the amount of $7.5 million. This line of credit is secured by a $7.9 million standby letter of credit through SHBC and is payable on demand but in no event later than March 24, 2004. On April 3, 2003, the Company established a new line of credit with Al-Ahli Bank of Kuwait in the amount of $5.0 million. This line of credit is secured by a guarantee from Sayed Hamid Behbehani & Sons Co., WLL along with project receivables.

(9)   Preferred Stock

      On December 9, 2002, the Company entered into a Preferred Stock Subscription Agreement with Al Soor Consulting for Financial Management Co., W.L.L. ("Al Soor"), whereby Al Soor agreed to purchase 4,000,000 shares of newly designated series A convertible preferred stock, at a purchase price of $1.50 per share of series A convertible preferred stock or a total amount of $6,000,000. The sale of the 4,000,000 shares of series A preferred stock occurred in two tranches of 2,000,000 shares each on December 16, 2002 and on March 3, 2003. The Company received the proceeds of $3,000,000 from the first tranche on December 16, 2002 and issued 2,000,000 shares of Series A Preferred Stock to Al Soor. The Company has agreed to provide two promissory notes for a total value of $360,000 to the holder as collateral for dividends.

      On March 31, 2003, the Company and Al Soor agreed to restructure the Certificate of Designation underlying the preferred stock sold to Al Soor in December of 2002. The restructuring involves the elimination of the collateral provided to Al Soor, elimination of the redemption feature (the preferred stock was to have been redeemed by payment of $6.0 million to Al Soor by the Company at maturity in March 2008 provided that Al Soor had not converted the preferred stock prior to maturity), added a provision to allow the Company to force a conversion of the preferred stock to common stock from January 1, 2008 to March 31, 2008, and increased the coupon rate for dividends from 6.0% to 6.5%.

(10)  Stockholder's Equity

      On December 31, 2002, 15,000,000 shares of the Company's common stock were issued and outstanding.

      In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit to the Company. Each warrant allowed SHBC to receive one share of the Company's common stock at an exercise price of $1 per share. The warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company's common stock being issued.

      On December 31, 2000, 13,000,000 shares of the Company's common stock were issued and outstanding. The Company had 10,000,000 shares issued and outstanding for most of 2000 until the Company issued an additional 3,000,000 shares to its principal stockholder, SHBC, to settle $3.0 million in trade payables due to the same stockholder. The Company had no remaining debt owed to SHBC at December 31, 2000. During the year ended December 31, 1999, the Company had 10,000,000 shares of common stock issued and outstanding.

(11)  Earnings Per Share

      In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                          Years ended December 31
                                                 ------------------------------------------
                                                     2002           2001           2000
                                                 ------------    -----------    -----------
      Numerator - basic and diluted loss
           per share - net loss                  $ (4,886,397)    (7,245,774)    (3,742,302)
      Denominator - basic and diluted loss
           per share - common stock outstanding    15,000,000     13,849,315     10,356,164
      Basic and diluted earnings per share              (0.33)         (0.52)         (0.36)

      For 2002, options to purchase 225,000 shares of common stock at a price $1.25 and 3,000,000 shares of preferred stock were outstanding but not included in the computation of diluted earnings per share as the effect of the options would be anti-dilutive. For 2001, options to purchase 225,000 shares of commons stock at a price of $1.25 were outstanding but not included in the computation of diluted earnings per share as the effect of the options would be anti-dilutive. There were no options outstanding during 2000.

(12)  Stock Option Plans

      The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123, the Company's net income would have been changed to the pro forma amounts indicated in note 2 of the notes to consolidated financial statements.

      For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                                2002    2001    2000
                                                ----    ----    ----
            Risk free interest rate               4%      5%      5%
            Expected volatility                  30%     30%     30%
            Expected lives (in years)             8       9      10
            Expected dividend yield               0%      0%      0%

      2001 Non-Employee Director's Stock Option Plan

      In January 2001, the Company's board of directors adopted the 2001 Non-Employee Director's Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

      Changes in options outstanding are summarized as follows:

                                                              December 31, 2002        December 31, 2001         December 31, 2000
                                                            --------------------     ---------------------     ---------------------
                                                            Weighted                 Weighted                  Weighted
                                                             Average    Exercise      Average     Exercise      Average     Exercise
                                                             Shares      Price        Shares       Price        Shares       Price
                                                            --------    --------     --------     --------     --------     --------
      Options outstanding at January 1                       225,000      1.25             --         --             --         --
      Granted                                                     --        --        225,000       1.25             --         --
      Exercised                                                   --        --             --         --             --         --
      Cancelled                                                   --        --             --         --             --         --
      Options outstanding at December 31                     225,000      1.25        225,000       1.25             --         --
      Options exercisable at December 31                     150,000      1.25         75,000       1.25             --         --
      Shares available for future grant at December 31        60,000                   60,000                        --

      2001 Incentive Stock Option Plan

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

      2001 Non-Qualified Stock Option Plan

      In January 2001, the Company's board of directors adopted the 2001 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant.

      All Stock Option Plans

      As of December 31, 2002, the Company has issued only 225,000 options with an exercise price of for all 225,000 options of $1.25 per share. These 225,000 options were issued on January 1, 2001, vest 33.3% on each anniversary date and are exercisable for 10 years from date of grant. The remaining contractual life for these options is six and one half years.

(13) Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

      In the ordinary course of business with customers, vendors, and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $33 million at December 31, 2002. Telesource is obligated to repay any balances paid by SHBC under the standby letters of credit provided by SHBC. The Company's management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)  Related-Party Transactions

      Certain of the Company's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 75.6% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed in writing to not bid projects within the United States and its possessions. Additionally, SHBC and SHBC's majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $3,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and SHBC's majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Timor Airport Expansion Project, and to provide financing for other projects. Also see note 8.

      Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties.

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

      The following table provides a summary of financial information related to all services provided to SHBC by the Company:

                                                                 Years ended December 31
                                                           ---------------------------------
                                                             2002        2001         2000
                                                           --------    -------     ---------
      Construction revenues                                $838,331         --       851,912
      Sales                                                  89,998        256       197,845
      Rental income                                              --         --        53,103
      Service fees                                               --         --        31,625
                                                           --------    -------     ---------
                       Total related party revenues        $928,329        256     1,134,485
                                                           ========    =======     =========

      The following table summarizes all balances related to transactions with SHBC as of the end of each period:

                                                  2002             2001
                                                ---------          -------
      Accounts payable to SHBC                  3,736,283          406,215
      Other current liabilities                   125,000          125,000

      The increase during 2002 in accounts payable to SHBC is due to costs of materials purchased by SHBC for Telesource for use on the airport and prison projects.

      The Company held an investment in Telebond Insurance Corporation at December 31, 2002, in the amount of $71,284. The Company purchased insurance from Telebond and paid premiums of $59,760, $23,566, and $158,278 during the years ended December 31, 2002, 2001, and 2000, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company's projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company's President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation's board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

(15)  Income Taxes

      Income tax expense consists of:

                                            Current               Deferred               Total
                                       -------------------   -------------------   -------------------
Year ended December 31, 2002:
     U.S. Federal                      $               --                    --                    --
     State and local                                   --                    --                    --
     U.S. possession                                   --                    --                    --
     Foreign                                           --                    --                    --
                                       -------------------   -------------------   -------------------
                                       $               --                    --                    --
                                       ===================   ===================   ===================
Year ended December 31, 2001:
     U.S. Federal                      $               --                    --                    --
     State and local                                   --                    --                    --
     U.S. possession                                   --                    --                    --
     Foreign                                       19,440                    --                19,440
                                       -------------------   -------------------   -------------------
                                       $           19,440                    --                19,440
                                       ===================   ===================   ===================
Year ended December 31, 2000:
     U.S. Federal                      $               --                    --                    --
     State and local                                   --                    --                    --
     U.S. possession                                   --                    --                    --
     Foreign                                        4,746                    --                 4,746
                                       -------------------   -------------------   -------------------
                                       $            4,746                    --                 4,746
                                       ===================   ===================   ===================

      The foreign tax was incurred in connection with the Company's operations in Fiji and is based upon earnings within Fiji. The average tax rate on these earnings was 35%. In 2002, 2001, and 2000, the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                             2002              2001
                                                                         ------------       -----------
      Deferred tax assets:
           Contribution carryover                                        $     10,000            10,000
           Net operating loss carryforwards                                 9,603,605         7,780,078
           Accrued expenses                                                   312,866                --
                                                                         ------------       -----------
                       Total gross deferred tax assets                      9,926,471         7,790,078
      Less valuation allowance                                             (9,814,562)       (7,709,943)
                                                                         ------------       -----------
                       Net deferred tax asset                                 111,909            80,135
                                                                         ------------       -----------
                       Deferred tax liability - excess tax over
                          book depreciation                              $   (111,909)          (80,135)
                                                                         ============       ===========

      The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $16,857,591 and $12,416,059, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $2,104,619 and an increase of $2,544,773, respectively. The net deferred tax asset at December 31, 2002 and 2001 was also fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

      At December 31, 2002, the Company has net operating loss carryforwards of approximately $27,024,000. The net operating loss carryforwards expire in the years 2017 through 2022. The 2001 deferred tax assets for the net operating loss carryforwards have been adjusted to actual amounts.

(16)  Commitments and Contingencies

      Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2002 are:

      Year ending December 31:
              2003                                           $       81,377
              2004                                                   40,800
              2005                                                   10,000
                                                             ---------------
                                                             $      132,177
                                                             ===============

      Lease expense was $181,043, $452,045, and $410,848 for the years ended December 31, 2002, 2001, and 2000, respectively.

      Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999, and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002 which has been extended to July 3, 2003. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 during 2000 and remaining at $270,000 per year until July 3, 2003. The payment of cash bonuses to Mr. Semikian will be at the Board's discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family.

      The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002 which has been extended to July 3, 2003. Under the terms of the agreement, Mr. Zayed's responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board's discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the original agreement with Mr. Curley is from April 1, 2001 to October 1, 2003 which has been renewed to October 1, 2004. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $165,000 during the period from April 1, 2001 to October 31, 2001, and $175,000 from November 1, 2001 to October 1, 2004. The payment of cash bonuses to Mr. Curley will be at the Board's discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

      The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(17)  Business Segment Information

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

                                                                      December 31, 2002
                                         ----------------------------------------------------------------------------
                                              Power
                                            generation
                                               and
                                           construction
                                             of power
                                              plants             Trading          Construction           Total
                                         -----------------   -----------------  -----------------   -----------------
Revenue                                  $      2,416,943             397,376         17,506,876          20,321,195
Interest income                                        --                  --              2,768               2,768
Interest expense                                1,791,328                  --                 --           1,791,328
Depreciation and amortization                       4,125              22,502            474,927             501,554
Income tax expense                                     --                  --                 --                  --
Net loss                                         (602,712)           (233,465)        (4,050,220)         (4,886,397)
Total capital expenditures                             --              37,083            105,075             142,158
Total assets                                   14,053,008           3,592,187          7,515,140          25,160,335

                                                                      December 31, 2001
                                         ----------------------------------------------------------------------------
                                              Power
                                            generation
                                               and
                                           construction
                                             of power
                                              plants             Trading          Construction           Total
                                         -----------------   -----------------  -----------------   -----------------
Revenue                                  $      6,329,392             130,930         11,825,447          18,285,769
Interest income                                        --                  --             32,829              32,829
Interest expense                                2,250,000                  --            149,145           2,399,145
Depreciation and amortization                       4,125              35,785            371,515             411,425
Income tax expense                                 19,440                  --                 --              19,440
Net loss                                         (618,294)            (91,802)        (6,535,678)         (7,245,774)
Total capital expenditures                          7,748               3,209            823,002             833,959
Total assets                                   14,655,720           3,788,569          5,577,238          24,021,527

                                                                      December 31, 2000
                                         ----------------------------------------------------------------------------
                                              Power
                                            generation
                                               and
                                           construction
                                             of power
                                              plants             Trading          Construction           Total
                                         -----------------   -----------------  -----------------   -----------------
Revenue                                  $      2,766,740           1,070,526          8,753,103          12,590,369
Interest income                                     5,279                  --            120,460             125,739
Interest expense                                2,360,162                  --             66,802           2,426,964
Depreciation and amortization                       1,309              31,537            403,332             436,178
Income tax expense                                  4,746                  --                 --               4,746
Net loss                                       (1,977,858)           (536,655)        (1,227,789)         (3,742,302)
Total capital expenditures                         10,798              15,960            816,809             843,567
Total assets                                   14,486,727           5,693,348         10,316,113          30,496,188

      The basis used to attribute revenues to individual countries is based upon where the services are provided.

      The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of the Northern Mariana Islands in the amount of $2,416,943, $2,276,792, and $2,230,530 for 2002, 2001, and 2000,
      respectively. The construction revenues recognized for the expansion of two power plants in Fiji are included under the power generation segment and were $0, $4,052,600, and $536,210 for 2002, 2001, and 2000, respectively.

      Revenues from the Company's related party, SHBC, were $89,998, $256, and $1,134,485 for 2002, 2001, and 2000, respectively. The revenues recognized from SHBC under the construction segment were $0, $0, and $851,912 for 2002, 2001, and 2000, respectively. The revenues recognized from SHBC under the trading segment were $89,998, $256, and $197,845 for 2002, 2001, and 2000, respectively. The Company recognized $1,191,585 in construction revenues for a project to construct a radio broadcast station in Lebanon. All other revenues recognized within the construction segment for all periods presented were earned in the Commonwealth of Mariana Islands. Rental income and service fees earned from SHBC were $0, $0, and $84,728 for 2002, 2001, and 2000, respectively.

      Trading revenues generated by the Company's Guam office were $307,378, $130,205, and $267,742 for 2002, 2001, and 2000, respectively. All other revenues recognized within the trading segment for all periods presented were earned in the United States.

      Long-lived assets located in the Commonwealth of the Northern Mariana Islands were $13.7 million, $15.7 million, and $19.7 million as of December 31, 2002, 2001, and 2000, respectively. Long-lived assets located in Fiji were $12,206, $0 and $0 as of December 31, 2002, 2001 and 2000,
      respectively. The Company had no long-lived assets located in Palau as of December 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders. Information about the Company's executive officers is set forth in Item 4(a) in
Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 annual meeting of stockholders.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). To maintain a cost-effective controls structure, management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can only provide reasonable assurance that our management's control objectives are met. In addition, the design of any system of control is based upon certain assumptions about the likelihood of future events, and there can no assurance that any design will succeed in achieving its stated goals under all future events, no matter how remote.

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Telesource International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets--December 31, 2002 and 2001

Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(a)(2) The following financial statement schedules are included in this Form 10-K report:

None.

(b) Reports on Form 8-K:

Telesource filed a Form 8-K on December 9, 2002, to report that Telesource had entered into a Preferred Stock Subscription Agreement with Al Soor Consulting for Financial Management Co., W.L.L. ("Al Soor"), whereby Al Soor has agreed to purchase 4,000,000 shares of newly designated Series A Convertible Preferred Stock, at a purchase price of $1.50 per share of Series A Convertible Preferred Stock or a total amount of $6,000,000.

ITEM 15(a)(3). EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following executive compensation plans and arrangements are listed incorporated by reference in this Form 10-K:

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

                                        TELESOURCE INTERNATIONAL, INC.
                                        (Registrant)


Date April 14, 2003                     /s/ K.J. Semikian
                                        ---------------------------------
                                        K.J. Semikian
                                        President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 11, 2002.

    /s/ Ralph Beck                     Chairman of the Board of Directors
    -----------------------------
    Ralph Beck

    /s/ K.J. Semikian                  Director, President and Chief Executive Officer
    -----------------------------
    K.J. Semikian

    /s/ Nidal Z. Zayed                 Director and Executive Vice President
    -----------------------------
    Nidal Z. Zayed

    /s/ Max Engler                     Director
    -----------------------------
    Max Engler

    /s/Jeffery Adams                   Director
    -----------------------------
    Jeffery Adams

    /s/ Weston Marsh                   Director
    -----------------------------
    Weston Marsh

    /s/ Ibrahim Ibrahim                Director
    -----------------------------
    Ibrahim Ibrahim

    /s/ Bud Curley                     Chief Financial Officer
    -----------------------------
    Bud Curley

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, KJ Semikian, certify that:

I have reviewed this annual report on Form 10-K of Telesource International, Incorporated;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 14, 2003                  By: /s/ KJ Semikian
                                           -----------------------
                                           KJ Semikian
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bud Curley, certify that:

I have reviewed this annual report on Form 10-K of Telesource International, Incorporated;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 14, 2003                   By: /s/ Bud Curley
                                            ------------------------
                                            Bud Curley
                                            Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
         NUMBER                     EXHIBIT DESCRIPTION
         ------                     -------------------

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

          10.10 Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**

          10.10A Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001 **

          10.11 Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

          10.12 Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc. )**

          10.13 Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated January 21, 2000**

          10.13A Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated March 26, 2002 **

          10.14 Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

          10.15 Employment Contract between K.J. Semikian and Telesource International, Inc.**

          10.16 Employment Contract between Nidal Z. Zayed and Telesource International, Inc.**

          10.17 Employment Contract between Bud Curley and Telesource International, Inc. **

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

          10.21 Telesource International, Inc. 2000 Non-Qualified Stock Option Plan **

          10.22 Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **

          10.23 Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. **

          99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Executive Officer -- Corporation *

          99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Financial Officer -- Corporation *

*     Filed herewith
**    Previously filed