Form 10-Q
period 2003-03-31
TELESOURCE INTERNATIONAL INC
filed 2003-05-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period    ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of May 15, 2003

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rules 12b-2 of the Act). Yes |_| No |X|

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------
PART I. Financial Information

         Item 1. Financial Statements:                                             1

                 Condensed Consolidated Balance Sheets -
                 March 31, 2003 and December 31, 2002                              2

                 Condensed Consolidated Statements of Operations -
                 three months ended March 31, 2003 and 2002                        3

                 Condensed Consolidated Statements of Cash Flows -
                 three months ended March 31, 2003 and 2002                        4

                 Notes to Condensed Consolidated Financial Statements            6 - 15

         Item 2. Management's Discussion and Analysis of                        16 - 19
                 Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

         Item 4. Controls and Procedures

PART II. Other Information

         Item 1. Legal Proceedings                                                 20

         Item 6. Exhibits and Reports on Form 8-K                                  20

                 Signatures                                                        20

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      March 31, 2003 and December 31, 2002

                                                                    March 31,      December 31,
                                    Assets                             2003            2002
                                                                   ------------    ------------
                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                      $    351,781         244,723
    Accounts receivable                                               6,655,077       3,818,268
    Current portion of net investment in sales-type lease             1,656,158       1,617,840
    Costs and estimated earnings in excess of billings                4,748,925       5,448,663
    Prepaid expenses and other current assets                           350,956         261,379
                                                                   ------------    ------------
                Total current assets                                 13,762,897      11,390,873
Net investment in sales-type lease - long term                       10,832,882      11,261,571
Property, plant, and equipment, net                                   2,703,581       2,317,617
Other assets                                                            185,386         190,274
                                                                   ------------    ------------
                Total assets                                       $ 27,484,746      25,160,335
                                                                   ============    ============
                   Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                              $ 19,600,000      20,700,000
    Accounts payable                                                  4,506,538       3,879,364
    Accounts payable - related party                                  5,171,105       3,736,283
    Accrued expenses                                                  2,647,231       3,320,338
    Billings in excess of costs and estimated earnings                  129,955              --
    Other current liabilities                                                --         125,000
                                                                   ------------    ------------
                Total current liabilities                            32,054,829      31,760,984
Long-term debt                                                       12,250,000      14,000,000
Convertible preferred stock: authorized 10,000,000 shares:
    issued and outstanding none and 2,000,000 shares
    at March 31, 2003 and December 31, 2002, respectively                    --       3,000,000
                                                                   ------------    ------------
                Total liabilities                                    44,304,829      48,760,984
                                                                   ------------    ------------
Stockholders' deficit:
Convertible preferred stock: authorized 10,000,000 shares:
    issued and outstanding 4,666,666 shares and none
    at March 31, 2003 and December 31, 2002, respectively             7,000,000              --
    Common stock, $0.01 par value. Authorized 50,000,000 shares,
       issued and outstanding 15,000,000 shares                         150,000         150,000
    Additional paid-in capital                                        5,797,225       5,797,225
    Accumulated deficit                                             (29,624,402)    (29,431,981)
    Accumulated comprehensive loss -
       foreign currency translation                                    (142,906)       (115,893)
                                                                   ------------    ------------
                Total stockholders' deficit                         (16,820,083)    (23,600,649)
Commitments and contingencies (note 8)
                                                                   ------------    ------------
                Total liabilities and stockholders' deficit        $ 27,484,746      25,160,335
                                                                   ============    ============

See accompanying notes to condensed consolidated financial statements

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                   Three months ended March 31, 2003 and 2002

                                                                   2003            2002
                                                               ------------    ------------
Revenues:
     Construction revenues                                     $  5,444,994       4,447,751
     Construction revenues - related party                               --         421,969
     Service fees - power generation plant                          277,536         243,432
     Sales, net                                                          --         249,582
     Sales, net - related party                                          --           1,589
     Rental income                                                  246,117           1,935
     Finance lease revenue                                          299,629         334,523
                                                               ------------    ------------
                 Gross revenues                                   6,268,276       5,700,781
Costs and expenses:
     Construction costs                                           4,290,382       3,917,846
     Operation and maintenance costs -
        power generation plant                                      217,792         336,274
                                                               ------------    ------------
                 Gross profit                                     1,760,102       1,446,661
                                                               ------------    ------------
Operating expenses:
     Salaries and employee benefits                                 488,099         440,660
     Occupancy and equipment                                         60,569          87,108
     General and administrative                                   1,008,442       1,179,426
                                                               ------------    ------------
                 Total operating expenses                         1,557,110       1,707,194
                                                               ------------    ------------
                 Operating income (loss)                            202,992        (260,533)
                                                               ------------    ------------
Other income (expense):
     Interest income                                                     --               2
     Interest expense                                              (429,177)       (458,177)
     Other income, net                                               33,764           5,110
                                                               ------------    ------------
                 Total other expense                               (395,413)       (453,065)
                                                               ------------    ------------
                 Loss before income taxes                          (192,421)       (713,598)
Income tax expense                                                       --              --
                                                               ------------    ------------
                 Net loss                                      $   (192,421)       (713,598)
                                                               ============    ============

Basic and diluted net loss per share                           $      (0.01)          (0.05)
Weighted average common shares outstanding                       15,000,000      15,000,000

See accompanying notes to condensed consolidated financial statements

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss)

            Three months ended March 31, 2003 (unaudited) and for the
                  years ended December 31, 2002, 2001, and 2000

                                                 Preferred stock                   Common stock
                                          ------------------------------   -----------------------------     Additional
                                                                Par                             Par           paid-in
                                             Shares            value          Shares           value          capital
                                          -------------    -------------   -------------   -------------   -------------
Balance at December 31, 1999                         --    $          --      10,000,000   $     100,000         847,225
Issuance of 3,000,000 shares of
    common stock at $1 per share
    in satisfaction of trade payables                --               --       3,000,000          30,000       2,970,000
Net loss                                             --               --              --              --              --
Foreign currency translation
    adjustment                                       --               --              --              --              --

Comprehensive income (loss)
                                          -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2000                         --               --      13,000,000         130,000       3,817,225
Exercise of 2,000,000 warrants
    for common stock at
    $1 per share                                     --               --       2,000,000          20,000       1,980,000
Net loss                                             --               --              --              --              --
Foreign currency translation
    adjustment                                       --               --              --              --              --

Comprehensive income (loss)
                                          -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2001                         --               --      15,000,000         150,000       5,797,225

Net loss                                             --               --              --              --              --
Foreign currency translation
    adjustment                                       --               --              --              --              --

Comprehensive income (loss)
                                          -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2002                         --               --      15,000,000   $     150,000       5,797,225

Sale of convertible preferred stock
    4,666,666 shares at $1.50 per share       4,666,666        7,000,000              --              --              --

Net loss                                             --                               --              --              --
Foreign currency translation
    adjustment                                       --                               --              --              --

Comprehensive income (loss)
                                          -------------    -------------   -------------   -------------   -------------
Balance at March 31, 2003                     4,666,666    $   7,000,000      15,000,000   $     150,000       5,797,225
                                          =============    =============   =============   =============   =============

                                                                             Accumulated         Total
                                           Accumulated     Comprehensive    comprehensive    stockholders'
                                             deficit           loss         income (loss)       deficit
                                          -------------    -------------    -------------    -------------
Balance at December 31, 1999                (13,557,508)                               --      (12,610,283)
Issuance of 3,000,000 shares of
    common stock at $1 per share
    in satisfaction of trade payables                --               --               --        3,000,000
Net loss                                     (3,742,302)      (3,742,302)              --       (3,742,302)
Foreign currency translation
    adjustment                                       --         (181,057)        (181,057)        (181,057)
                                                           -------------
Comprehensive income (loss)                                   (3,923,359)
                                          -------------    =============    -------------    -------------
Balance at December 31, 2000                (17,299,810)                         (181,057)     (13,533,642)
Exercise of 2,000,000 warrants
    for common stock at
    $1 per share                                     --               --               --        2,000,000
Net loss                                     (7,245,774)      (7,245,774)              --       (7,245,774)
Foreign currency translation
    adjustment                                       --          213,147          213,147          213,147
                                                           -------------
Comprehensive income (loss)                                   (7,032,627)
                                          -------------    =============    -------------    -------------
Balance at December 31, 2001                (24,545,584)                           32,090      (18,566,269)

Net loss                                     (4,886,397)      (4,886,397)              --       (4,886,397)
Foreign currency translation
    adjustment                                       --         (147,983)        (147,983)        (147,983)
                                                           -------------
Comprehensive income (loss)                                   (5,034,380)
                                          -------------    =============    -------------    -------------
Balance at December 31, 2002                (29,431,981)                         (115,893)     (23,600,649)

Sale of convertible preferred stock
    4,666,666 shares at $1.50 per share              --               --               --        7,000,000

Net loss                                       (192,421)        (192,421)              --         (192,421)
Foreign currency translation
    adjustment                                       --          (27,013)         (27,013)         (27,013)
                                                           -------------
Comprehensive income (loss)                                     (219,434)
                                          -------------    =============    -------------    -------------
Balance at March 31, 2003                   (29,624,402)                         (142,906)     (16,820,083)
                                          =============                     =============    =============

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                   Three months ended March 31, 2003 and 2002

                                                                             2003            2002
                                                                         ------------    ------------
Cash flows from operating activities:
    Net loss                                                             $   (192,421)       (713,598)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                       102,442         124,738
          Changes in assets and liabilities:
             Receivables                                                   (2,836,809)     (1,220,900)
             Prepaid expenses and other current assets                        (89,577)       (644,875)
             Costs and estimated earnings in excess of billings               829,693        (556,603)
             Net investment in sales-type lease                               390,371         355,477
             Other assets                                                       4,888          93,978
             Accounts payable                                               2,061,997       5,317,357
             Accrued expenses                                                (673,107)       (734,567)
             Income taxes payable                                                  --           3,985
             Other liabilities                                               (152,013)      2,655,023
                                                                         ------------    ------------
                  Net cash provided by (used in) operating activities        (554,536)      4,680,015
                                                                         ------------    ------------
Cash flows from investing activities:
    Capital expenditures                                                     (488,406)        (10,536)
                                                                         ------------    ------------
                  Net cash used in investing activities                      (488,406)        (10,536)
                                                                         ------------    ------------
Cash flows from financing activities:
    Proceeds from sale of preferred stock                                   4,000,000              --
    Proceeds from borrowings                                                7,500,000       9,550,000
    Principal Payments on Borrowings                                      (10,350,000)    (10,100,000)
                                                                         ------------    ------------
                  Net cash provided by (used in) financing activities       1,150,000        (550,000)
                                                                         ------------    ------------
                  Net increase in cash and cash equivalents                   107,058       4,119,479
Cash and cash equivalents at beginning of period                              244,723         204,752
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $    351,781       4,324,231
                                                                         ============    ============
Supplemental disclosure:
    Cash paid during the period for interest                             $    736,794         995,281

See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the financial statements included in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three month period then ended. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, we experienced significant operating losses with corresponding reductions in working capital and net worth. As of March 31, 2003, the Company's current liabilities exceeded its current assets by $18,291,932. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of March 31, 2003 the Company had total outstanding debt of $31,850,000 of which $19,600,000 is due in the next twelve months. As of March 31, 2003 the Company had an accumulated deficit of $29,624,402 and total stockholders' deficit of $16,820,083.

The Company incurred operating income (loss) of $202,992 and ($260,533) for the three months ended March 31, 2003 and 2002 and operating losses of $3,118,300, $4,903,676 and $1,516,103 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash provided by (used in) operating activities during the three months ended March 31, 2003 and 2002 was ($554,536) and $4.6 million, respectively. The cash used in operating activities was principally due to an increase in accounts receivable during 2003, which is further attributed to the airport and prison projects.

Cash used in investing activities was $488,406 for the three months ended March 31, 2003 as compared to net cash used in investing activities of $10,536 for the same period in 2002. The cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $488,406 to purchase the bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $1.2 million for the three months ended March 31, 2003 as compared to cash used by financing activities of $550,000 for the same period in 2002. The cash generated by financing came from additional borrowings and the proceeds from the sale of $4.0 million worth of preferred stock during 2003.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2003 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian. However, no assurance can be given that such increased revenues will be achieved. In the first quarter of 2003, we improved our working capital position by reducing our bank debt through the issuance of preferred stock. The financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Although management believes that the Company will be cash flow positive in 2003 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $33,000,000 of the Company's total debt of $34,700,000. SHBC has further agreed that any additional funding from SHBC to the Company will not be due until after March 31, 2004. SHBC is the Company's majority shareholder.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

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

New Accounting Pronouncements

      In August 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for our fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The adoption of SFAS 143 did not have a material effect on our financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Telesource has adopted the disclosure provisions of SFAS 148 and has included the disclosures herein.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an effect on our financial position, results of operations, or cash flows.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at March 31, 2003 and December 31, 2002:

                                                                                    March 31,     December 31,
                                                                                       2003           2002
                                                                                   ------------   ------------
The Hongkong and Shanghai Banking Corporation, Limited Advances on $7,500,000
     credit line, due in full on March 31, 2003, including interest of 0.5%
     above the bank's base lending Rate (4.75% at December 31, 2002) secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli
     Bank of Kuwait, along with three (3) promissory notes valued at $540,000
     and a corporate guarantee of Telesource International, Inc.                             --      7,500,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 31, 2003                                             --      1,100,000

Bank of Hawaii loan, advances on credit line, due in full on
     June 3, 2003, including interest of 1.5% above bank's base rate (4.25% at
     March 31, 2003), secured by standby letter of credit for $600,000 issued by
     Al Ahli Bank of Kuwait, and guaranteed by
     SHBC and a corporate guarantee of Telesource International, Inc.                   600,000        600,000

Bank of Hawaii loan, advances on credit line, due in full on
     June 3, 2003, including interest of 1.5% above bank's base rate (4.25% at
     March 31, 2003), secured by standby letter of credit for $2,000,000 issued by Al Ahli Bank of Kuwait, and guaranteed by
     SHBC and a corporate guarantee of Telesource International, Inc.                 1,900,000      1,900,000

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on May 17, 2003. Due in 90 days from date of drawdown including interest of 9.5% at March 31, 2003 and December 31, 2002, secured by assignment of specific invoice from billing on West Tinian Airport
     Airside improvement project, guaranteed by Telesource International, Inc.
     and one of its officers.                                                           600,000        600,000

Commercial Bank of Kuwait loan, due in full on March 31, 2004, including interest of 3.35% per annum, secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli Bank of
     Kuwait and guaranteed by SHBC.                                                   7,500,000             --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements, continued

                                                                                 March 31,     December 31,
                                                                                    2003           2002
                                                                                ------------   ------------
Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on
      December 11, 2003 and $1,000,000 on April 11, 2004, including interest of
      4.56%. The loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL.    3,000,000      3,000,000

Commercial Bank of Kuwait loan, due in installments, including interest, from February 18, 2002 through November 23, 2005. The note bears interest at LIBOR plus 3%. The loan is guaranteed by Sayed Hamid
      Behbehani and Sons Co., WLL. Should the Company default on an installment payment, the entire loan and accrued interest become
      due and payable.                                                            18,250,000     20,000,000
                                                                                ------------   ------------
                 Notes payable to banks                                           31,850,000     34,700,000
Less current portion                                                              19,600,000     20,700,000
                                                                                ------------   ------------

                 Total long-term debt                                           $ 12,250,000     14,000,000
                                                                                ============   ============

                       TELESOURCE INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2003 and 2002
                                (unaudited)

4.    Shareholders' Equity

      On March 6, 2003, Telesource received the second tranche of funds due from Al Soor for the purchase of the preferred stock sold under a subscription agreement executed by Telesource and Al-Soor on December 9, 2002, whereby Al Soor agreed to purchase 4,000,000 shares of newly designated series A convertible preferred stock, at a purchase price of $1.50 per share of series A convertible preferred stock or a total amount of $6,000,000. Al-Soor purchased and paid for 2,000,000 shares of preferred stock in December 2002 and has now purchased the total amount of subscribed preferred stock.

      On March 31, 2003, Telesource and Al Soor agreed to restructure the Certificate of Designation underlying the preferred stock sold to Al Soor in December of 2002. The restructure provided for the elimination of the collateral provided to Al Soor, elimination of the redemption feature (the preferred stock was to have been redeemed by payment of $6.0 million to Al Soor by the Company at maturity in March 2008, provided that Al Soor had not converted the preferred stock prior to maturity), added a provision to allow the Company to force a conversion of the preferred stock to common stock from January 1, 2008 to March 31, 2008, and increased the coupon rate for dividends from 6.0% to 6.5%.

      On March 20, 2003, Telesource sold 666,666 shares of preferred stock to two investors, Listex and Wellspoint Financial for a total sum of $1,000,000, which was received on March 20, 2003. The terms of the preferred stock sold to Listex and to Wellspoint Financial match the terms and conditions of the revised agreement with Al-Soor. Upon conversion of the preferred stock, Telesource will be required to pay any unpaid accumulated dividends.

      On March 31, 2003, 15,000,000 shares of the Company's common stock were issued and outstanding. In January 2002, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

                       TELESOURCE INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2003 and 2002
                                (unaudited)

5.    Comprehensive Loss

      Comprehensive loss for the three months ended March 31, 2003 and 2002 is as follows:

                                                           Three Months
                                                          Ended March 31,
                                                      ---------------------
                                                         2003        2002
                                                      ---------    --------

      Net loss                                        $(192,421)    (713,598)

      Other comprehensive loss

         Foreign currency translation adjustment        (27,013)         --
                                                      ---------    --------

      Comprehensive loss                              $(219,434)    (713,598)
                                                      =========    ========

6.    Computation of Net Loss Per Share

      In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

      Three Months Ended March 31                                    2003           2002
                                                                ------------   ------------
      NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
             Net loss                                           $   (192,421)  $   (713,598)
                                                                ============   ============
      DENOMINATOR - BASIC EARNINGS PER SHARE
             Weighted average common stock outstanding            15,000,000     15,000,000
                                                                ============   ============
      Basic loss per share                                      $      (0.01)  $      (0.05)
                                                                ============   ============

      DENOMINATOR - DILUTED EARNINGS PER SHARE
             Weighted average common stock outstanding            15,000,000     15,000,000
                                                                ============   ============
      Diluted loss per share                                    $      (0.01)  $      (0.05)
                                                                ============   ============

      The computation of diluted loss per share for the three months ended March 31, 2003 and 2002 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

7.    Stock Options

      The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board
      (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net earnings if the Company had applied fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                Three Months Ended
                                                          --------------------------------
                                                          March 30, 2003    March 31, 2002
                                                          --------------    --------------
            Net loss as reported                             $  192,421       $  713,598
            Deduct: Total stock-based employee
            compensation expense determined under
            the fair value based method for all awards
            Pro forma net loss                                   10,703           22,465
                                                             ----------       ----------
                                                             $  203,124       $  736,063
                                                             ==========       ==========
            Loss per share:
               Basic and diluted - as reported               $     0.01       $     0.05
               Basic and diluted - pro forma                 $     0.01       $     0.05

8.    Commitments and Contingent Liabilities

      The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                       TELESOURCE INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2003 and 2002
                                (unaudited)

9.    Business Segment Information

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

                                                           For the Three Months Ended
                                                                  March 31, 2003
                                     -----------------------------------------------------------------------
                                     Power Generation and
                                        Construction of
                                         Power Plants          Trading         Construction        Total
                                     --------------------    ------------      ------------     ------------
      Revenue                           $       577,165                --         5,691,111        6,268,276
      Interest income                                --                --                --               --
      Interest expense                          429,177                --                --          429,177
      Depreciation and amortization               1,031             6,052            95,359          102,442
      Net income/(loss)                         146,951            (5,586)         (333,792)        (192,421)
      Total capital expenditures                     --                --                --               --
      Total assets                           14,199,965         3,586,601         9,698,180       27,484,746


                                                           For the Three Months Ended
                                                                  March 31, 2002
                                     ------------------------------------------------------------------------
                                     Power Generation and
                                        Construction of
                                         Power Plants          Trading         Construction        Total
                                     --------------------    ------------      ------------     -------------
      Revenue                           $       577,955           250,361         4,872,465         5,700,781
      Interest income                                --                --                 2                 2
      Interest expense                          447,948                --            10,229           458,177
      Depreciation and amortization               1,031             4,576           119,131           124,738
      Net income/(loss)                         225,641          (283,874)         (655,365)         (713,598)
      Total capital expenditures                     --                --            10,536            10,536
      Total assets                           14,309,987         3,504,695        11,926,034        29,740,716

      The basis used to attribute revenues to individual countries is based upon where the services are provided.

      The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of Northern Mariana Islands in the amount of $277,536 and $243,432 for the three months ended March 31, 2003 and 2002, respectively.

9.    Business Segment Information:

      Trading revenues generated by the Company's Guam office were $0 and $249,582 for the three months ended March 31, 2003 and 2002, respectively. All other revenues recognized within the trading segment for the three months ended March 31, 2003 and 2002 were earned in the Company's location in Lombard, Illinois.

      Construction revenues of $343,765 were recognized within the Republic of Palau for the three months ended March 31, 2003. No such revenues were recognized in the Republic of Palau for the three months ended March 31, 2002. All other revenues within the construction segment for the three months ended March 31, 2003 and 2002 were earned in the Commonwealth of Northern Marianna Islands.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Revenues

Construction Revenues. Construction revenues increased 11.8% to $5.4 million from $4.9 million for the three months ended March 31, 2003 compared to March 31, 2002. The growth is due in part to our efforts broaden our customer base along with expanding the type of projects sought after for the construction segment. Related party construction revenues from Retsa were none and 8.7% of total construction revenues for the three months ended March 31, 2003 and 2002, respectively. Telesource has two significant construction contracts currently underway: the West Tinian Airport expansion on the island of Tinian and the Adult Correctional Facility on the island of Saipan. Revenues on the West Tinian Airport recognized during the three months ended March 31, 2003 and 2002, respectively, were $1.9 million and $4.1 million. Revenues recognized on the Adult Correctional Facility during the three months ended March 31, 2003 and 2002, respectively, were $3.1 million and none.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 14.0% to $277,536 from $243,432 for the three months ended March 31, 2003. The growth in service fees - power generation plant is due to growth in demand for power on the island of Tinian. The growth is principally a result of an expansion to the local power distribution network which connected additional customers and increased power consumption by the radio relay broadcast station on Tinian.

Sales Revenues. Sales revenues net of costs, including related party sales, decreased to none from $251,171 for the three months ended March 31, 2003. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $246,117 from $1,935 for the three months ended March 31, 2003. The growth in rental income is the result of a short term lease of seven bucket trucks to a public utility on Guam in connection with clean up efforts on a super typhoon which struck Guam in December 2002. The short term lease of the bucket trucks was completed in April 2003. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 10.4% to $299,629 from $334,523 for the three months ended March 31, 2003. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 9.5% to $4.3 million from $3.9 million for the three months ended March 31, 2003 compared to March 31, 2002. Construction costs as a percentage of construction revenues were 78.8% and 80.5% for the three months ended March 31, 2003 and 2002, respectively. The improved gross margin on construction is attributed to the prison project and the construction projects in Palau.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant decreased 35.2% to $217,792 from $336,274 for the three months ended March 31, 2002. The lower costs during 2003 were a direct result of management's cost cutting efforts and were achieved primarily by reducing payroll expenses to operate the power plant.

Salaries and Employee Benefits. Salaries and employee benefits increased 10.8% to $488,099 from $440,660 for the three months ended March 31, 2003 as compared to 2002. The increase in salaries and employee benefits is attributed to the new office in Palau along with additional staffing for the Fiji office.

Occupancy and Equipment. Occupancy and equipment expenses decreased 30.5% to $60,569 from $87,108 for the three months ended March 31, 2003. Management initiated steps during 2003 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses decreased 14.5% to $1.0 million from $1.2 million for the three months ended March 31, 2003 as compared to the same period in 2002. The slight decrease is attributed to cost cutting measures with significant improvements in reducing costs related to professional fees, bank service charges and travel expenses.

Other Expense, Net. Other expense decreased 12.7% to $395,413 from $453,065 for the three months ended March 31, 2003 comparred to March 31, 2002. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Net Loss. Net loss was $192,421 as compared to a net loss of $713,598 for the three months ended March 31, 2003 and 2002, respectively. The reduction in net loss during the first quarter of 2003 is attributed primarily to an improved gross profit and a reduction in general and administrative expenses. During the three months ended March 31, 2003, Telesource realized a gross profit of $1.8 million as compared to $1.4 million during the same period in 2002. The improvement in the gross profit of $1.8 million for the three months ended March 31, 2003 is attributed primarily to the construction segment.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at March 31, 2003:

      Contracts as of December 31, 2002                          $17,472,516
      New contracts and change orders added during the first
         three months of 2003                                     12,033,711
                                                                 -----------

                                                                  29,506,227

      Less: Construction revenue for the three months ended
                   March 31, 2003                                  5,444,994
                                                                 -----------

      Balance at March 31, 2003                                  $24,061,233
                                                                 ===========

Contractual Obligations and Commercial Commitments

The Company finances it operations through bank borrowings and also leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2005. The Company conducts most of its operations through construction projects and most of the Company's obligations are related to these construction contracts. Commercial commitments include accounts payable, accrued expenses, billings in excess of costs and estimated earnings, income taxes payable and other current liabilities and also includes bonding requirements for construction projects currently in progress. Contractual cash obligations and commitments relating to debt and lease payments are as follows:

                                                           Operating          Commercial
                                         Debt               Leases            Commitments
                                    ---------------     ---------------     ---------------
                                    (in thousands)      (in thousands)      (in thousands)
       Through March 2004           $        19,600     $           115     $        30,828
       April 2004 to March 2007              12,250                  84                  --
       Thereafter                                --                  --                  --
                                    ---------------     ---------------     ---------------

       Total                        $        31,850     $           199     $        30,828
                                    ===============     ===============     ===============

Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On March 31, 2003, 15,000,000 shares of Telesource International's common stock were issued and outstanding.

Cash provided by (used in) operating activities during the three months ended March 31, 2003 and 2002 was ($554,536) and $4.6 million, respectively. The cash used in operating activities was principally due to an increase in accounts receivable during 2003, which is further attributed to the airport and prison projects.

Cash used in investing activities was $488,406 and $10,536 for the three months ended March 31, 2003 and 2002, respectively. The cash used in investing activities during 2003 is attributed to capital purchases of bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $1.2 million for the three months ended March 31, 2003 as compared to cash used by financing activities of $550,000 for the same period in 2002. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $4.0 million worth of preferred stock during 2003.

Telesource International had a working capital deficit of $18.3 million at March 31, 2003. The deficit is a result of all loans, with the exception of $12.0 million owed on the Commercial Bank of Kuwait credit line, becoming short term as of March 31, 2003. During 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which has principal payments due as follows as of March 31, 2003:

                        Payment Date            Principal Payment
                     -------------------        -----------------
                     May 19, 2003                   1,750,000
                     August 19, 2003                1,750,000
                     November 19, 2003              1,750,000
                     February 19, 2004              1,750,000
                     May 19, 2004                   1,750,000
                     August 19, 2004                1,750,000
                     November 19, 2004              1,750,000
                     February 21, 2005              1,500,000
                     May 21, 2005                   1,500,000
                     August 21, 2005                1,500,000
                     November 23, 2005              1,500,000
                                                  -----------
                             Total                $18,250,000
                                                  ===========

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of March 31, 2003 and December 31, 2002, the Registrant had total debt obligations, including current and long-term obligations, totaling $31.9 million and $34.7 million, respectively. Of these amounts, fixed rate obligations totaled $11.1 million and $4.7 million, and variable rate obligations totaled $20.8 million and $30.0 million, as of March 31, 2003 and December 31, 2002, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $208,000 higher in 2003 and $330,000 higher in 2002 based on the respective outstanding balances on an annualized basis of variable rate obligations at March 31, 2003 and December 31, 2002. The Registrant has no interest rate swap or exchange agreements.

None of the Registrant's gross revenues for the three months ended March 31, 2003 and March 31, 2002, respectively, were denominated in currencies other than the U.S. dollar. All contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

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

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

      There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2002 and no new material legal proceedings have become reportable events during the three months ended March 31, 2003.

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

                                        Telesource International, Inc.
                                        ---------------------------------------
                                        (Registrant)


                 Date  May 19, 2003     /s/ K.J. Semikian
                                        ---------------------------------------
                                        K.J. Semikian
                                        President and Chief Executive Officer


                       May 19, 2003     /s/ Bud Curley
                                        ---------------------------------------
                                        Bud Curley
                                        Chief Financial Officer

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, K.J. Semikian, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Telesource International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


/s/ K.J. Semikian
K.J. Semikian
President and Chief Executive Officer
May 19, 2003

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Bud Curley, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Telesource International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


/s/ Bud Curley
Bud Curley
Vice President and Chief Financial Officer
May 19, 2003

Index to Exhibits

    Exhibits
-----------------

      99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Executive Officer -- Corporation (1)

      99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code-- Chief Financial Officer -- Corporation (1)

                                                             (1) Filed herewith.