Form 10-Q
period 2003-06-30
TELESOURCE INTERNATIONAL INC
filed 2003-08-21
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Inc. outstanding as of August 15, 2003.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                               ------------
PART I. Financial Information

        Item 1. Financial Statements:                                               1

                Condensed Consolidated Balance Sheets -
                June 30, 2003 and December 31, 2002                                 2

                Condensed Consolidated Statements of Operations -
                six months ended June 30, 2003 and 2002                             3

                Condensed Consolidated Statements of Operations -
                three months ended June 30, 2003 and 2002                           4

                Condensed Consolidated Statements of Cash Flows -
                six months ended June 30, 2003 and 2002                             5

                Notes to Condensed Consolidated Financial Statements              6 - 15

        Item 2. Management's Discussion and Analysis of                          16 - 21
                Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk          21

PART II. Other Information

        Item 1. Legal Proceedings                                                   22

        Item 6. Exhibits and Reports on Form 8-K                                    23

                Signatures                                                          24

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements which follow have been prepared by Telesource International, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. . The Company's independent audit firm, KPMG, L.L.P., has not completed its quarterly review of these financial statements. The independent audit firm's quarterly review is expected to be completed by August 29, 2003. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002

                                                                       June 30,        December 31,
                                  Assets                                 2003              2002
                                                                     ------------      ------------
                                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                        $    447,198          244,723
    Accounts receivable                                                 5,720,733        3,818,268
    Current portion of net investment in sales-type lease               1,695,384        1,617,840
    Costs and estimated earnings in excess of billings                  4,618,786        5,448,663
    Prepaid expenses and other current assets                             288,337          261,379
                                                                     ------------      -----------
                Total current assets                                   12,770,438       11,390,873

Net investment in sales-type lease - long term                         10,394,039       11,261,571
Property, plant, and equipment, net                                     2,646,932        2,317,617
Other assets                                                              166,257          190,274
                                                                     ------------      -----------
                Total assets                                         $ 25,977,666       25,160,335
                                                                     ============      ===========
                   Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                                $ 25,829,400       20,700,000
    Accounts payable                                                    3,409,749        3,879,364
    Accounts payable - related party                                    3,288,185        3,736,283
    Accrued expenses                                                    2,608,279        3,320,338
    Billings in excess of costs and estimated earnings                    278,019               --
    Other current liabilities                                             133,505          125,000
                                                                     ------------      -----------
                Total current liabilities                              35,547,137       31,760,984
Long-term debt                                                          9,500,000       14,000,000
Convertible preferred stock, authorized 10,000,000 shares:
    issued and outstanding none and 2,000,000 shares
    at June 30, 2003 and December 31, 2002, respectively                       --        3,000,000
                                                                     ------------      -----------
                Total liabilities                                      45,047,137       48,760,984
                                                                     ------------      -----------
Stockholders' deficit:
Convertible preferred stock, authorized 10,000,000 shares:
    issued and outstanding 4,666,666 shares at June 30, 2003            7,000,000               --
    Common stock, $0.01 par value. Authorized 50,000,000 shares,
       issued and outstanding 15,000,000 shares                           150,000          150,000
    Additional paid-in capital                                          5,797,225        5,797,225
    Accumulated deficit                                               (31,872,080)     (29,431,981)
    Accumulated comprehensive loss -
       foreign currency translation                                      (144,616)        (115,893)
                                                                     ------------      -----------
                Total stockholders' deficit                           (19,069,471)     (23,600,649)
Commitments and contingencies (note 8)                                         --               --
                                                                     ------------      -----------
                Total liabilities and stockholders' deficit          $ 25,977,666       25,160,335
                                                                     ============      ===========


See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                     Six months ended June 30, 2003 and 2002

                                                                    2003             2002
                                                                ------------     -----------
Revenues:
    Construction revenues                                       $  8,047,715       8,378,783
    Construction revenues - related party                                 --         740,819
    Service fees - power generation plant                            693,848         530,208
    Sales, net                                                            --         296,678
    Sales, net - related party                                            --           2,053
    Rental income                                                    379,197           3,300
    Finance lease revenue                                            590,012         660,626
                                                                ------------     -----------

              Gross revenues                                       9,710,772      10,612,467

Costs and expenses:
    Construction costs                                             7,496,026       7,324,846
    Operation and maintenance costs - power generation plant         682,972         601,071
                                                                ------------     -----------

              Gross profit                                         1,531,774       2,686,550
                                                                ------------     -----------

Operating expenses:
    Salaries and employee benefits                                 1,024,671         891,644
    Occupancy and equipment                                          145,333         170,201
    General and administrative                                     1,998,142       2,242,686
                                                                ------------     -----------

              Total operating expenses                             3,168,146       3,304,531
                                                                ------------     -----------

              Operating loss                                      (1,636,372)       (617,981)
                                                                ------------     -----------

Other income (expense):
    Interest income                                                       --           2,766
    Interest expense                                                (820,219)       (947,749)
    Other income, net                                                 16,492          17,563
                                                                ------------     -----------

              Total other expense                                   (803,727)       (927,420)
                                                                ------------     -----------

              Loss before income taxes                            (2,440,099)     (1,545,401)

Income tax expense                                                        --              --
                                                                ------------     -----------

              Net loss                                          $ (2,440,099)     (1,545,401)
                                                                ============     ===========

Basic and diluted net loss per share                            $      (0.16)          (0.10)
                                                                ============     ===========

Weighted average common shares outstanding                        15,000,000      15,000,000
                                                                ============     ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                    Three months ended June 30, 2003 and 2002

                                                                    2003             2002
                                                                ------------     -----------
Revenues:
    Construction revenues                                       $  2,602,721       3,931,032
    Construction revenues - related party                                 --         318,850
    Service fees - power generation plant                            416,312         286,776
    Sales, net                                                            --          47,096
    Sales, net - related party                                            --             464
    Rental income                                                    133,080           1,365
    Finance lease revenue                                            290,383         326,103
                                                                ------------     -----------

              Gross revenues                                       3,442,496       4,911,686

Costs and expenses:
    Construction costs                                             3,205,644       3,407,000
    Operation and maintenance costs - power generation plant         465,180         264,797
                                                                ------------     -----------

              Gross profit (loss)                                   (228,328)      1,239,889
                                                                ------------     -----------

Operating expenses:
    Salaries and employee benefits                                   536,572         450,984
    Occupancy and equipment                                           84,764          83,093
    General and administrative                                       989,700       1,063,260
                                                                ------------     -----------

              Total operating expenses                             1,611,036       1,597,337
                                                                ------------     -----------

              Operating loss                                      (1,839,364)       (357,448)
                                                                ------------     -----------

Other income (expense):
    Interest income                                                       --           2,764
    Interest expense                                                (391,042)       (489,572)
    Other income (expense), net                                      (17,272)         12,453
                                                                ------------     -----------

              Total other expense                                   (408,314)       (474,355)
                                                                ------------     -----------

              Loss before income taxes                            (2,247,678)       (831,803)

Income tax expense                                                        --              --
                                                                ------------     -----------

              Net loss                                          $ (2,247,678)       (831,803)
                                                                ============     ===========

Basic and diluted net loss per share                            $      (0.15)          (0.06)
                                                                ============     ===========

Weighted average common shares outstanding                        15,000,000      15,000,000
                                                                ============     ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                     Six months ended June 30, 2003 and 2002

                                                                       2003             2002
                                                                   ------------     -----------
Cash flows from operating activities:
    Net loss                                                       $ (2,440,099)     (1,545,401)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                 185,462         229,867
          Changes in assets and liabilities:
             Receivables                                             (1,661,361)       (771,468)
             Prepaid expenses and other current assets                  (26,958)       (219,742)
             Costs and estimated earnings in excess of billings       1,107,896      (1,110,669)
             Net investment in sales-type lease                         789,988         719,374
             Other assets                                                24,017          90,400
             Accounts payable                                        (1,158,816)        868,597
             Accrued expenses                                          (712,059)       (545,399)
             Income taxes payable                                            --          (1,089)
             Other liabilities                                          (20,218)        (18,786)
                                                                   ------------     -----------
                  Net cash used in operating activities              (3,912,148)     (2,304,316)
                                                                   ------------     -----------
Cash flows from investing activities:
    Capital expenditures                                               (514,777)        (13,922)
                                                                   ------------     -----------
                  Net cash used in investing activities                (514,777)        (13,922)
                                                                   ------------     -----------
Cash flows from financing activities:
    Proceeds from sale of preferred stock                             4,000,000              --
    Proceeds from borrowings                                         10,979,400      12,800,000
    Principal payments on debt                                      (10,350,000)    (10,100,000)
                                                                   ------------     -----------
                  Net cash provided by financing activities           4,629,400       2,700,000
                                                                   ------------     -----------
                  Net increase in cash and cash equivalents             202,475         381,762
Cash and cash equivalents at beginning of period                        244,723         204,752
                                                                   ------------     -----------
Cash and cash equivalents at end of period                         $    447,198         586,514
                                                                   ============     ===========
Supplemental disclosure:
    Cash paid for interest                                         $  1,288,535       1,062,165

See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the financial statements included in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the six month period and three month periods then ended. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $22,776,699. The Company relies heavily on bank financing to support its operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of June 30, 2003 the Company had total outstanding debt of $35,329,400 of which $25,829,400 is due in the next twelve months. As of June 30, 2003 the Company had an accumulated deficit of $31,872,080 and total stockholders' deficit of $19,069,471.

      The Company incurred operating losses of $1,636,372 and $617,981 for the six months ended June 30, 2003 and 2002 and operating losses of $3,118,300, $4,903,676 and $1,516,103 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Cash used in operating activities during the six months ended June 30, 2003 and 2002 was $3.9 million and $2.3 million, respectively. The cash used in operating activities was principally due to the operating loss coupled with an increase in accounts receivable during 2003.

      Cash used in investing activities was $514,777 for the six months ended June 30, 2003 as compared to net cash used in investing activities of $13,922 for the same period in 2002. The cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $488,406 to purchase the bucket trucks leased on Guam and used in the super typhoon clean up efforts and the remaining balance for capital purchases of $26,371 was used to purchase office and construction equipment.

      Cash provided by financing activities was $4.6 million for the six months ended June 30, 2003 as compared to cash provided by financing activities of $2.7 million for the same period in 2002. The cash generated by financing came from additional borrowings and the proceeds from the sale of $4.0 million worth of preferred stock during 2003.

      The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2003 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian. However, no assurance can be given that such increased revenues will be achieved. The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Although management believes that the Company will be cash flow positive in 2003 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $33,398,200 of the Company's total debt of $35,329,400. SHBC has further agreed that any additional funding provided to the Company by SHBC to the Company will not be due until after March 31, 2004. SHBC is the Company's majority shareholder. In addition to the fundings from SHBC, the Company has also completed the sale of $3.2 million worth of preferred stock since June 30, 2003 and expects to receive firm commitments for the sale of an additional $4.5 million in preferred stock during the third quarter of 2003. The proceeds from the sale of this preferred stock will be used to satisfy maturing debt obligations and for working capital needs.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company's consolidated financial statements.

      In August 2001, the Financial Accounts Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for the Company's fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The adoption of SFAS 143 did not have an effect on the Company's financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 supercedes FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". The disclosure provisions of FIN 45 are effective for financial statements of both interim and annual periods that end after December 15, 2002 and the initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's financial position, results of operations, or cash flows.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Telesource has adopted the disclosure provisions of SFAS 148 and has included the disclosures herein.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an effect on the Company's financial position, results of operations, or cash flows.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that liabilities related to exit or disposal activities should be measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an effect on the Company's financial position, results of operations or cash flows.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at June 30, 2003 and December 31, 2002:

                                                                                           June 30,          December 31,
                                                                                             2003                2002
                                                                                          -----------        ------------
The Hongkong and Shanghai Banking Corporation, Limited. Advances on $7,500,000
     credit line, due in full on March 31, 2003, including interest of 0.5%
     above the bank's base lending rate (4.75% at December 31, 2002) secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli
     Bank of Kuwait along with three (3) promissory notes valued at $540,000
     and a corporate guarantee of Telesource International, Inc.                                 --          7,500,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 31, 2003.                                                --          1,100,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 1.5% above bank's base rate (4.25% at June 30, 2003), secured by standby letter of credit for $600,000 issued by Al Ahli Bank of
     Kuwait, and guaranteed by SHBC and a corporate guarantee of Telesource
     International, Inc.                                                                    600,000            600,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 1.5% above bank's base rate (4.25% at June 30, 2003), secured by standby letter of credit for $2,000,000 issued by Al Ahli Bank of Kuwait, and guaranteed by SHBC and a corporate guarantee of Telesource
     International, Inc.                                                                  1,900,000          1,900,000

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on September 5, 2003. Due in 90 days from date of drawdown including interest of 9.5% at June 30, 2003 and December 31, 2002, secured by assignment of specific invoice from billing on West Tinian
     Airport Airside improvement project, guaranteed by Telesource
     International, Inc. and one of its officers.                                           600,000            600,000

Commercial Bank of Kuwait loan, due in full on March 31, 2004, including interest of 3.35% per annum, secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli Bank of
     Kuwait and guaranteed by SHBC.                                                       7,500,000                 --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)


3. Long-Term Debt and Credit Arrangements, continued

                                                                                            June 30,          December 31,
                                                                                              2003                2002
                                                                                          -------------       ------------
Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December 11,
     2003 and $1,000,000 on April 11, 2004, including interest of 4.56%. The
     loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL.                         2,000,000           3,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on November 19, 2003.                                             770,000                  --

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 11, 2003.                                             560,000                  --

Citytrust Bank loan, borrowings on $180,000 revolving line of credit which expires on June 30, 2004 with interest of 10.0% and secured by
     one Commonweath Utilities Corporation ("CUC") promissory note.                             1,200                  --

Al Ahli Bank of Kuwait loan, due in installments equal to 50% of project collections for the Palau Capitol project and the Tinian radio relay expansion project. The note bears variable interest at 3.0% over and the Central Bank of Kuwait's prime rate 4.75% at June 30, 2003 and will mature on March 25, 2004. The loan is guaranteed by Sayed Hamid
     Behbehani and Sons Co., WLL.                                                           4,898,200                  --

Commercial Bank of Kuwait loan, due in installments,
     including interest, from February 18, 2002 through
     November 23, 2005. The note bears interest at LIBOR
     plus 3%. The loan is guaranteed by Sayed Hamid
     Behbehani and Sons Co., WLL. Should the Company
     default on an installment payment, the entire loan
     and accrued interest become due and payable.                                          16,500,000          20,000,000
                                                                                          -----------         -----------

                 Notes payable to banks                                                    35,329,400          34,700,000

Less current portion                                                                       25,829,400          20,700,000
                                                                                          -----------         -----------
                 Total long-term debt                                                     $ 9,500,000          14,000,000
                                                                                          ===========         ===========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

4. Shareholders' Equity:

            On June 30, 2003, 15,000,000 shares of the Company's common stock were issued and outstanding. In January 2003, Telesource agreed to issue warrants to SHBC for the option to purchase of 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

            In January 2002, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit for one year to be used by the Company as it sees fit. The warrants allow SHBC to receive one share of the Company's common stock for each warrant upon exercise. The exercise price for the warrants was $1 per share and the warrants were exercised on June 29, 2002 resulting in an additional 2,000,000 shares of the Company's common stock being issued.

            In January 2002, the Company's Board of Directors adopted the 2002 Non-Employee Director's Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 285,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

            In January 2002, the Company's Board of Directors adopted the 2002 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 888,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

            In January 2002, the Company's Board of Directors adopted the 2002 Non-Qualified Stock Option Plan that provides for the issuance of non-qualified stock options to employees. Under the terms of this plan, options to purchase 27,000 shares of common stock were reserved for issuance, are granted at less than fair market value, become exercisable immediately on the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

5. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                     Three Months                   Six Months
                                                    Ended June 30,                Ended June 30,
                                             ---------------------------    ---------------------------
                                                 2003            2002          2003            2002
                                             ------------    -----------    -----------     -----------
               Net loss                      $(2,247,678)     (831,803)     (2,440,099)     (1,545,401)

               Other comprehensive loss,
               net of tax:

                Foreign currency                  (1,710)     (100,092)        (28,723)       (100,092)
                                             -----------      --------      ----------      ----------

               Comprehensive loss            $(2,249,388)     (931,895)     (2,468,822)     (1,645,493)
                                             ===========      ========      ==========      ==========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

6. Earnings Per Share:

            In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

      Six Months Ended June 30                                              2003            2002
                                                                        -----------     ------------
      NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
             Net loss                                                   $(2,440,099)    $ (1,545,401)
                                                                        ===========     ============
      DENOMINATOR - BASIC LOSS PER SHARE
             Weighted average common stock outstanding                   15,000,000       15,000,000
                                                                        ===========     ============
      Basic loss per share                                              $     (0.16)    $      (0.10)
                                                                        ===========     ============

      DENOMINATOR - DILUTED LOSS PER SHARE
             Weighted average common stock outstanding                   15,000,000       15,000,000
                                                                        ===========     ============
      Diluted loss per share                                            $     (0.16)    $      (0.10)
                                                                        ===========     ============


      Three months ended June 30                                            2003            2002
                                                                        -----------     ------------
      NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
             Net loss                                                   $(2,247,678)    $   (831,803)
                                                                        ===========     ============
      DENOMINATOR - BASIC  LOSS PER SHARE
             Weighted average common stock outstanding                   15,000,000       15,000,000
                                                                        ===========     ============
      Basic loss per share                                              $     (0.15)    $      (0.06)
                                                                        ===========     ============

      DENOMINATOR - DILUTED LOSS PER SHARE
             Weighted average common stock outstanding                   15,000,000       15,000,000
                                                                        ===========     ============
      Diluted loss per share                                            $     (0.15)    $      (0.06)
                                                                        ===========     ============

            The computation of diluted loss per share for the six and three months ended June 30, 2003 and 2002 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

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

            The following table illustrates the effect on net earnings if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

7. Stock Options, continued

                                                                 Six Months Ended
                                                          ------------------------------
                                                          June 30, 2003    June 30, 2002
                                                          -------------    -------------
            Net loss as reported                           $(2,440,099)     $(1,545,401)
            Deduct: Total stock-based employee
            compensation expense determined under
            the fair value based method for all awards         (10,703)         (22,465)
            Pro forma net loss                             $(2,450,802)     $(1,567,866)

            Loss per share:
                 Basic and diluted - as reported           $     (0.16)     $     (0.10)
                 Basic and diluted - pro forma             $     (0.16)     $     (0.10)

                                                                Three Months Ended
                                                          ------------------------------
                                                          June 30, 2003    June 30, 2002
                                                          -------------    -------------
            Net loss as reported                           $(2,247,678)     $(831,803)
            Deduct: Total stock-based employee
            compensation expense determined under
            the fair value based method for all awards          (5,352)       (11,233)
            Pro forma net loss                             $(2,253,030)     $(843,036)

            Loss per share:
                 Basic and diluted - as reported           $     (0.15)     $   (0.06)
                 Basic and diluted - pro forma             $     (0.15)     $   (0.06)

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

8. Business Segment Information, continued:

                                                               For the Six Months Ended
                                                                    June 30, 2003
                                      ---------------------------------------------------------------------
                                      Power Generation and
                                        Construction of
                                          Power Plants        Trading         Construction           Total
                                      --------------------   ---------        ------------        ----------
      Revenue                             $  1,283,860              --          8,426,912          9,710,772
      Interest income                               --              --                 --                 --
      Interest expense                         820,219              --                 --            820,219
      Depreciation and amortization              4,339          11,555            169,568            185,462
      Income tax expense                            --              --                 --                 --
      Net loss                                (367,285)        (10,622)        (2,062,192)        (2,440,099)
      Total capital expenditures                    --              --           514, 777            514,777
      Total assets                          13,832,680       3,575,979          8,569,007         25,977,666

                                                               For the Six Months Ended
                                                                    June 30, 2002
                                      ----------------------------------------------------------------------
                                      Power Generation and
                                         Construction of
                                          Power Plants         Trading         Construction          Total
                                      --------------------    ---------        ------------       ----------
      Revenue                             $  1,190,834         298,731          9,122,902         10,612,467
      Interest income                               --              --              2,766              2,766
      Interest expense                         895,896              --             51,853            947,749
      Depreciation and amortization              2,062           9,151            218,654            229,867
      Income tax expense                            --              --                 --                 --
      Net loss                                (308,195)       (242,584)          (994,622)        (1,545,401)
      Total capital expenditures                    --           9,902              4,020             13,922
      Total assets                          14,001,792         292,575         11,756,691         26,051,058

                                                              For the Three Months Ended
                                                                     June 30, 2003
                                       -----------------------------------------------------------------------
                                       Power Generation and
                                          Construction of
                                            Power Plants       Trading        Construction           Total
                                       --------------------   ---------       ------------        ----------
      Revenue                             $    706,695              --          2,735,801          3,442,496
      Interest income                               --              --                 --                 --
      Interest expense                         391,042              --                 --            391,042
      Depreciation and amortization              3,308           5,503             74,209             83,020
      Income tax expense                            --              --                 --                 --
      Net loss                                (514,242)         (5,036)        (1,728,400)        (2,247,678)
      Total capital expenditures                    --              --             26,371             26,371
      Total assets                          13,832,680       3,575,979          8,569,007         25,977,666

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

8. Business Segment Information, continued:

                                                             For the Three Months Ended
                                                                   June 30, 2002
                                      --------------------------------------------------------------------
                                      Power Generation and
                                         Construction of
                                           Power Plants       Trading        Construction          Total
                                      --------------------   ---------      --------------      ----------
      Revenue                             $    612,879         48,370         4,250,437          4,911,686
      Interest income                               --             --             2,764              2,764
      Interest expense                         447,948             --            41,624            489,572
      Depreciation and amortization              1,031          4,575           138,620            144,226
      Income tax expense                            --             --                --                 --
      Net income/(loss)                       (533,836)        41,290          (339,257)          (831,803)
      Total capital expenditures                    --          3,386                --              3,386
      Total assets                          14,001,792        292,575        11,756,691         26,051,058

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenues

The consolidated operating results for the six months ended June 30, 2003 and 2002 and the consolidated balance sheet as of June 30, 2003 are derived from, and qualified by reference to, the unaudited condensed consolidated financial statements.

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), decreased 11.8% to $8.1 million from $9.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to funding issues related to the Company's project to construct a prison. The funding issues resulted in a work slow down on this project during the second quarter of 2003 and is expected to be resolved later during 2003. In addition to the funding issues on the prison project, the Company also experienced a cost overrun on the airport expansion project. The airport expansion costs overrun resulted in a reduction of forecasted profit for the airport project of $1.1 million and is attributed to costs incurred to execute tasks for which change orders are under negotiation. The change orders have not been completed and approved and therefore, the expected revenue from the change orders not executed is not included. Telesource expects that the change orders under negotiation will be executed later this year; however, if the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders. Related party construction revenues from Retsa were none and 8.1% of total construction revenues for the six months ended June 30, 2003 and 2002, respectively.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 30.9% to $693,848 from $530,208 for the six months ended June 30, 2003 and 2002, principally to the addition of the operation and maintenance contract for two power stations in Fiji beginning in late May 2003. Service fees are expected to grow in future periods due to an expected increase in tourist arrivals on Tinian after the completion of the Tinian airport runway during 2003, along with increases due to the Fiji operation and maintenance contract.

Sales Revenues. Sales revenues net of costs, including related party sales, were none during the six months ended June 30, 2003 as compared to $298,731 for the six months ended June 30, 2002. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $379,197 from $3,300 for the six months ended June 30, 2003 and 2002, respectively. The growth in rental income is the result of a short term lease of seven bucket trucks to a public utility on Guam in connection with clean up efforts on a super typhoon which struck Guam in December 2002. The short term lease of the bucket trucks was completed in April 2003. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 10.7% to $590,012 from $660,626 for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 2.3% to $7.5 million from $7.4 million for the six months ended June 30, 2003 and 2002, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project on Tinian. Construction costs as a percentage of construction revenues were 93.1% and 80.3% for the six months ended June

30, 2003 and 2002, respectively. The lower gross margin on construction revenues during the first six months of 2003 is attributed to a cost over run on the West Tinian Airport expansion project due to delays encountered as a result of weather along with a delay in the processing and approval of expected change orders for the project. The change orders have not been completed and approved and therefore, the costs incurred have been recognized without any construction revenue. Telesource expects that the change orders under negotiation will be executed later this year; however, if the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 13.6% to $682,972 from $601,071 for the six months ended June 30, 2003 and 2002, respectively. The growth in operations and maintenance costs - power generation plant is due to the additional costs added in connection with the two additional power stations the Company began operating in Fiji in late May 2003 under a 20 year operation and maintenance contract.

Salaries and Employee Benefits. Salaries and employee benefits increased 14.9% to $1,024,671 from $891,644 for the six months ended June 30, 2003 and 2002, respectively. The increase in salaries and employee benefits is attributed to additional management and administrative staffing added under the new operation and maintenance contract the Company has in Fiji and for the office in Palau.

Occupancy and Equipment. Occupancy and equipment expenses decreased 14.6% to $145,333 from $170,201 for the six months ended June 30, 2003 and 2002, respectively. Management initiated steps during the third quarter of 2002 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses decreased 10.9% to $2.0 million from $2.2 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is attributed primarily to management's efforts to reduce operating costs . The lower costs are attributed to a reduction in professional fees of 41.6% to $288,801 from $494,367 for the six months ended June 30, 2003 and 2002, respectively.

Other Expense, Net. Other expense decreased 13.3% to $803,727 from $927,420 for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Results of Operations for the three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenues

Construction Revenues. Construction revenues, including construction revenues from the related party Retsa (a local development company owned by Nasrallah Behbehani, a Telesource International significant shareholder), decreased 38.8% to $2.6 million from $4.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease is due to funding issues related to the Company's project to construct a prison. The funding issues resulted in a work slow down on this project during the second quarter of 2003 and is expected to be resolved later during 2003. In addition to the funding issues on the prison project, the Company also experienced a cost overrun on the airport expansion project. The airport expansion costs overrun resulted in a reduction of forecasted profit for the airport project of $1.1 million and is attributed to costs incurred to execute tasks for which change orders are under negotiation. The change orders have not been completed and approved and therefore, the expected revenue from the change orders not executed is not included. Telesource expects that the change orders under negotiation will be executed later this year; however, if the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Related party construction revenues from Retsa were none and 7.5% of total construction revenues for the three months ended June 30, 2003 and 2002, respectively.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 45.2% to $416,312 from $286,776 for the three months ended June 30, 2003 and 2002, respectively. The growth in service fees - power generation plant is due to principally to the addition of the operation and maintenance contract for two power stations in Fiji beginning in late May 2003.

Sales Revenues. Sales revenues net of costs, including related party sales, decreased to none from $47,560 for the three months ended June 30, 2003 and 2002, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $133,080 from $1,365 for the three months ended June 30, 2003 and 2002, respectively. The growth in rental income is the result of a short term lease of seven bucket trucks to a public utility on Guam in connection with clean up efforts on a super typhoon which struck Guam in December 2002. The short term lease of the bucket trucks was completed in April 2003. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 11.0% to $290,383 from $326,103 for the three months ended June 30, 2003 and 2002, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs (includes related party and third party) decreased 5.9% to $3.2 million from $3.4 million for the three months ended June 30, 2003 and 2002, respectively. Construction costs as a percentage of construction revenues were 123.2% and 80.2% for the three months ended June 30, 2003 and 2002, respectively. The lower gross margin on construction revenues during the second quarter of 2003 is attributed to a cost over run on the West Tinian Airport expansion project due to delays encountered as a result of weather,along with a delay in the processing and approval of expected change orders for the project. The change orders have not been completed and approved and therefore, the costs incurred have been recognized without any construction revenue. Telesource expects that the change orders under negotiation will be executed later this year; however, if the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 75.7% to $465,180 from $264,797 for the three months ended June 30, 2003 and 2002, respectively due to the addition of the operation and maintenance of two power stations in Fiji in late May 2003.

Salaries and Employee Benefits. Salaries and employee benefits increased 19.0% to $536,572 from $450,984 for the three months ended June 30, 2003 and 2002, respectively. The increase in salaries and employee benefits is attributed to additional management and administrative staffing added under the new operation and maintenance contract the Company has in Fiji and for the office opened in Palau in April of 2002.

Occupancy and Equipment. Occupancy and equipment expenses increased 2.0% to $84,764 from $83,093 for the three months ended June 30, 2003 and 2002, respectively. Management initiated steps during the third quarter of 2002 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company. The costs reduction efforts were offset by additional costs added during the second quarter under the new operation and maintenance contract added for Fiji.

General and Administrative Expenses. General and administrative expenses decreased 6.9% to $989,700 from $1.06 million for the three months ended June 30, 2003 as compared to the same period in 2002. The decrease is attributed primarily to management's efforts to reduce operating costs. The lower costs are attributed to a reduction in professional fees of 50.6% to $161,889 from $327,867 for the three months ended June 30, 2003 and 2002, respectively.

Other Expense, Net. Other expense decreased 13.9% to $408,314 from $474,355 for the three months ended June 30, 2003 and 2002, respectively. The decrease is primarily attributed to declining interest rates which resulted in lower interest expense for the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at June 30, 2003:

            Contracts as of December 31, 2002                                           $17,472,516
            New contracts and approved change orders added during the first
               six months of 2003                                                        11,666,891
                                                                                        -----------

                                                                                         29,139,407

            Less: Construction revenue for the six months ended
                         June 30, 2003                                                    8,047,715
                                                                                        -----------

            Balance at June 30, 2003                                                    $21,091,692
                                                                                        ===========

Contractual Obligations and Commercial Commitments

The Company finances it operations through bank borrowings and also leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2005. The Company conducts most of its operations through construction projects and most of the Company's obligations are related to these construction contracts. Commercial commitments include accounts payable, accrued expenses, billings in excess of costs and estimated earnings, income taxes payable and other current liabilities and also includes $25,394,000 in bonding requirements for construction projects currently in progress at June 30, 2003. Contractual cash obligations and commitments relating to debt and lease payments are as follows:

                                                           Operating      Commercial
                                            Debt             Leases       Commitments
                                      ---------------   ---------------  --------------
                                       (in thousands)    (in thousands)  (in thousands)
      Through June 2004                   $25,829             $54            $35,137
      July 2004 to June 2007                9,500              --                 --
      Thereafter                               --              --                 --
                                          -------             ---            -------

      Total                               $35,329             $54            $35,137
                                          =======             ===            =======

Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On June 30, 2003, 15,000,000 shares of Telesource International's common stock were issued and outstanding.

Cash used in operating activities during the six months ended June 30, 2003 and 2002 was $3.9 million and $2.3 million, respectively. The cash used in operating activities was principally due to an increase in accounts receivable during the first six months of 2003, which is further attributed to the airport and prison projects.

Cash used in investing activities was $514,777 and $13,922 for the six months ended June 30, 2003 and 2002, respectively. The cash used in investing activities during 2003 is attributed to capital purchases of bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $4.6 million and $2.7 million for the six months ended June 30, 2003 and 2002, respectively. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $4.0 million worth of preferred stock during 2003.

Telesource International had a working capital deficit of $22.8 million at June 30, 2003. The deficit is a result of all loans, with the exception of $9.5 million owed on the Commercial Bank of Kuwait credit line, being classified as short term atf June 30, 2003. During 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which has principal payments due as follows as of June 30, 2003:

              Payment Date                    Principal Payment
            -----------------                -------------------
            August 19, 2003                       1,750,000
            November 19, 2003                     1,750,000
            February 19, 2004                     1,750,000
            May 19, 2004                          1,750,000
            August 19, 2004                       1,750,000
            November 19, 2004                     1,750,000
            February 21, 2005                     1,500,000
            May 21, 2005                          1,500,000
            August 21, 2005                       1,500,000
            November 23, 2005                     1,500,000
                                                -----------
                             Total              $16,500,000
                                                ===========

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of June 30, 2003. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after April 1, 2004.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource sold a total of 4.0 million shares of preferred stock to an investor, Al-Soor Consulting, for a total of $6.0 million, of which Telesource received $3.0 million in December of 2002, and the last $3.0 million was received in March 2003. In addition to the sale of preferred stock to Al-Soor Consulting, Telesource also sold 666,666 shares of preferred stock to two investors for a total of $1,000,000 during March 2003 and an additional 466,666 shares of preferred stock for $700,000 in July 2003. The Company has also sold an additional 1,666,667 shares of preferred stock for $2.5 million in August 2003 and expects to sell an additional 3,000,000 shares for $4.5 million in the third quarter of 2003.

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

Subsequent Events

The employment contract the Company has with its CEO and President, K.J. Semikian, matured on July 1, 2003. During July 2003, the Company and Mr. Semikian agreed to extend the current contract until the next Board meeting scheduled for early November 2003. The employment contract the Company has with its Executive Vice President, Nidal Zayed will mature on September 1, 2003. During July 2003, the Company and Mr. Zayed agreed to extend the current contract until the next Board meeting scheduled for early November 2003.

On July 18, 2003, the Company completed a $700,000 offering 466,666 shares of Series A 6% convertible preferred stock which matures in five years. The Company has the option to force a conversion of this preferred stock into common stock at maturity. On August 15, 2003, the Company completed a $2,500,000 offering of 1,666,666 shares of Series A 6% convertible preferred stock which matures in five years. The Company has the option to force a conversion of this preferred stock into common stock at maturity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of June 30, 2003 and December 31, 2002, the Registrant had total debt obligations, including current and long-term obligations, totaling $35.3 million and $34.7 million, respectively. Of these amounts, fixed rate obligations totaled $11.4 million and $4.7 million, and variable rate obligations totaled $23.9 million and $30.0 million, as of June 30, 2003 and December 31, 2002, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $239,000 higher in 2003 and $300,000 higher in 2002 based on the respective outstanding balances at June 30, 2003 and December 31, 2002. The Registrant has no interest rate swap or exchange agreements.

There were $133,568 of the Registrant's gross revenues for the six months ended June 30, 2003 which were denominated in currencies other than the U.S. dollar. These revenues were earned under the operation and maintenance contract for Fiji. All other contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk at June 30, 2003. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date the evaluation was carried out.-

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

            There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2002 and no new material legal proceedings have become reportable events during the six months ended June 30, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On June 16, 2003, Telesource International, Inc. held its 2003 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim, Weston Marsh, K.J. Semikian and Nidal Zayed; and (ii) ratified the appointment of KPMG LLP as Telesource International's independent auditors.

            The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                                       Votes For          Votes Against
                                                      ----------          -------------
                  Election of Directors:

                     Ralph Beck                       11,345,200               --

                     Jeff Adams                       11,345,200               --

                     Max Engler                       11,345,200               --

                     Ibrahim Ibrahim                  11,345,200               --

                     Weston Marsh                     11,345,200               --

                     K.J. Semikian                    11,345,200               --

                     Nidal Z. Zayed                   11,345,200               --

                                                                                                     Broker
                                           Votes For         Votes Against       Abstentions        Non-Votes
                                          -----------       ---------------     -------------      ----------
      Ratification of Auditors             11,345,200             --                150                --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

          Exhibit 31.1 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer

          Exhibit 31.2 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer

          Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

          Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

      (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Telesource International, Inc.
                                        ----------------------------------------
                                        (Registrant)


         Date      August 20, 2003      /s/ K.J. Semikian
                                        ----------------------------------------
                                        K.J. Semikian
                                        President and Chief Executive Officer

                   August 20, 2003      /s/ Bud Curley
                                        ----------------------------------------
                                        Bud Curley
                                        Chief Financial Officer

                                Index to Exhibits

  Exhibits
 ----------

    31.1 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer (1)

    31.2 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer (1)

    32.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Executive Officer -- Corporation (1)

    32.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Financial Officer -- Corporation (1)

                                                             (1) Filed herewith.