Form 10-Q/A
period 2003-06-30
TELESOURCE INTERNATIONAL INC
filed 2003-10-30
CIK 1082198

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Inc. outstanding as of October 29, 2003.

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002

                                                                        June 30,         December 31,
                                  Assets                                  2003               2002
                                                                      ------------       -----------
                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                         $    447,198           244,723
    Accounts receivable                                                  5,702,433         3,818,268
    Current portion of net investment in sales-type lease                1,695,384         1,617,840
    Costs and estimated earnings in excess of billings                   4,618,786         5,448,663
    Prepaid expenses and other current assets                              288,337           261,379
                                                                      ------------       -----------
                Total current assets                                    12,752,138        11,390,873
Net investment in sales-type lease - long term                          10,394,039        11,261,571
Property, plant, and equipment, net                                      2,646,932         2,317,617
Other assets                                                               166,257           190,274
                                                                      ------------       -----------
                Total assets                                          $ 25,959,366        25,160,335
                                                                      ============       ===========
                  Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of long-term debt                                 $ 25,829,400        20,700,000
    Accounts payable                                                     3,391,449         3,879,364
    Accounts payable - related party                                     3,288,185         3,736,283
    Accrued expenses                                                     2,608,279         3,320,338
    Billings in excess of costs and estimated earnings                     278,019                --
                                                                      ------------       -----------
                Total current liabilities                               35,395,332        31,760,984
Long-term debt                                                           9,500,000        14,000,000
Other long-term liabilities                                                133,505           125,000
Convertible preferred stock, authorized 10,000,000 shares:
    issued and outstanding none and 2,000,000 shares
    at June 30, 2003 and December 31, 2002, respectively                        --         3,000,000
                                                                      ------------       -----------
                Total liabilities                                       45,028,837        48,760,984
                                                                      ------------       -----------
Stockholders' deficit:
Convertible preferred stock, authorized 10,000,000 shares:
    issued and outstanding 4,666,666 shares at June 30, 2003             7,000,000                --
    Common stock, $0.01 par value. Authorized 50,000,000 shares,
       issued and outstanding 15,000,000 shares                            150,000           150,000
    Additional paid-in capital                                           5,797,225         5,797,225
    Accumulated deficit                                                (31,872,080)      (29,431,981)
    Accumulated comprehensive loss -
       foreign currency translation                                       (144,616)         (115,893)
                                                                      ------------       -----------
                Total stockholders' deficit                            (19,069,471)      (23,600,649)
Commitments and contingencies (note 8)                                          --                --
                                                                      ------------       -----------
                Total liabilities and stockholders' deficit           $ 25,959,366        25,160,335
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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                    Six months ended June 30, 2003 and 2002

                                                                         2003              2002
                                                                     ------------       -----------
Cash flows from operating activities:
    Net loss                                                         $ (2,440,099)       (1,545,401)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                   185,462           229,867
          Changes in assets and liabilities:
             Receivables                                               (1,884,165)         (771,468)
             Prepaid expenses and other current assets                    (26,958)         (219,742)
             Costs and estimated earnings in excess of billings         1,107,896        (1,110,669)
             Net investment in sales-type lease                           789,988           719,374
             Other assets                                                  24,017            90,400
             Accounts payable                                            (936,012)          868,597
             Accrued expenses                                            (712,059)         (545,399)
             Income taxes payable                                              --            (1,089)
             Other liabilities                                            (20,218)          (18,786)
                                                                     ------------       -----------
                  Net cash used in operating activities                (3,912,148)       (2,304,316)
                                                                     ------------       -----------
Cash flows from investing activities:
    Capital expenditures                                                 (514,777)          (13,922)
                                                                     ------------       -----------
                  Net cash used in investing activities                  (514,777)          (13,922)
                                                                     ------------       -----------
Cash flows from financing activities:
    Proceeds from sale of preferred stock                               4,000,000                --
    Proceeds from borrowings                                           10,979,400        12,800,000
    Principal payments on debt                                        (10,350,000)      (10,100,000)
                                                                     ------------       -----------
                  Net cash provided by financing activities             4,629,400         2,700,000
                                                                     ------------       -----------
                  Net increase in cash and cash equivalents               202,475           381,762
Cash and cash equivalents at beginning of period                          244,723           204,752
                                                                     ------------       -----------
Cash and cash equivalents at end of period                           $    447,198           586,514
                                                                     ============       ===========
Supplemental disclosure:
    Cash paid for interest                                           $  1,041,448         1,062,165

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 2000 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $22,643,174. The Company relies heavily on bank financing to support its operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of June 30, 2003 the Company had total outstanding debt of $35,329,400 of which $25,829,400 is due in the next twelve months. As of June 30, 2003 the Company had an accumulated deficit of $31,872,080 and total stockholders' deficit of $19,069,471.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Although management believes that the Company will be cash flow positive in 2003 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $33,398,200 of the Company's total debt of $35,329,400. SHBC has further agreed that any additional funding provided to the Company by SHBC to the Company will not be due until after March 31, 2004. SHBC is the Company's majority shareholder. In addition to the fundings from SHBC, the Company has also completed the sale of $3.7 million worth of preferred stock since June 30, 2003 and expects to receive firm commitments for the sale of an additional $4.5 million in preferred stock during the third quarter of 2003. The proceeds from the sale of this preferred stock will be used to satisfy maturing debt obligations and for working capital needs.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements

            Long-term debt consists of the following at June 30, 2003 and December 31, 2002:

                                                                                      June 30,             December 31,
                                                                                        2003                   2002
                                                                                    -------------         --------------
The Hongkong and Shanghai Banking Corporation, Limited. Advances on $7,500,000
     credit line, due in full on March 31, 2003, including interest of 0.5%
     above the bank's base lending rate (4.75% at December 31, 2002) secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli
     Bank of Kuwait along with three (3) promissory notes valued at $540,000
     and a corporate guarantee of Telesource International, Inc.                              --             7,500,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 31, 2003.                                             --             1,100,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 1.5% above bank's base rate (4.25% at June 30, 2003), secured by standby letter of credit for $600,000 issued by Al Ahli Bank of
     Kuwait, and guaranteed by SHBC and a corporate guarantee of Telesource
     International, Inc.                                                                 600,000               600,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 1.5% above bank's base rate (4.25% at June 30, 2003), secured by standby letter of credit for $2,000,000 issued by Al Ahli Bank of Kuwait, and guaranteed by SHBC and a corporate guarantee of Telesource
     International, Inc.                                                               1,900,000             1,900,000

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on September 5, 2003. Due in 90 days from date of drawdown including interest of 9.5% at June 30, 2003 and December 31, 2002, secured by assignment of specific invoice from billing on West Tinian
     Airport Airside improvement project, guaranteed by Telesource
     International, Inc. and one of its officers.                                        600,000               600,000

Commercial Bank of Kuwait loan, due in full on March 31, 2004, including interest of 3.35% per annum, secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli Bank of Kuwait and
     guaranteed by SHBC.                                                               7,500,000                    --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

3.    Long-Term Debt and Credit Arrangements, continued

                                                                                           June 30,           December 31,
                                                                                             2003                2002
                                                                                          -----------         ------------
Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December 11,
     2003 and $1,000,000 on April 11, 2004, including interest of 4.56%. The
     loan is guaranteed by Sayed Hamid Behbehani and Sons Co., WLL                          2,000,000           3,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on November 19, 2003                                              770,000                  --

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 11, 2003                                              560,000                  --

Citytrust Bank loan, borrowings on $180,000 revolving line of credit which expires on June 30, 2004 with interest of 10.0% and secured by
     one Commonweath Utilities Corporation ("CUC") promissory note                              1,200                  --

Al Ahli Bank of Kuwait loan, due in installments equal to  50% of project collections
     for the Palau Capitol project and the Tinian radio relay expansion project
     The note bears variable interest at 3.0% over and the Central Bank of
     Kuwait's prime rate 4.75% at June 30, 2003 and will mature on
     March 25, 2004. The loan is guaranteed by Sayed Hamid Behbehani and Sons
     Co., WLL                                                                               4,898,200                  --

Commercial Bank of Kuwait loan, due in installments, including interest, from
     February 18, 2002 through November 23, 2005. The note bears interest at
     LIBOR plus 3%. The loan is guaranteed by Sayed Hamid Behbehani and Sons
     Co., WLL. Should the Company default on an installment payment, the entire
     loan and accrued interest become due and payable                                      16,500,000          20,000,000
                                                                                          -----------          ----------
                 Notes payable to banks                                                    35,329,400          34,700,000

Less current portion                                                                       25,829,400          20,700,000
                                                                                          -----------          ----------
                 Total long-term debt                                                     $ 9,500,000          14,000,000
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

            In January 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director's Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 285,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 5 year period from the date of grant (vesting occurs annually on the grant date at 20.0% of the grant), and expire 10 years from the date of grant.

            In January 2000, the Company's Board of Directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 888,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 5 year period from the date of grant (vesting occurs annually on the grant date at 20.0% of the grant), and expire 10 years from the date of grant.

            In January 2000, the Company's Board of Directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of non-qualified stock options to employees. Under the terms of this plan, options to purchase 27,000 shares of common stock were reserved for issuance, are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant.

5.    Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows:

                                            Three Months                       Six Months
                                           Ended June 30,                    Ended June 30,
                                     --------------------------       ---------------------------
                                         2003            2002            2003             2002
                                     -----------       --------       ----------       ----------
      Net loss                       $(2,247,678)      (831,803)      (2,440,099)      (1,545,401)

      Other comprehensive loss,
      net of tax:

         Foreign currency                 (1,710)      (100,092)         (28,723)        (100,092)
                                     -----------       --------       ----------       ----------

      Comprehensive loss             $(2,249,388)      (931,895)      (2,468,822)      (1,645,493)
                                     ===========       ========       ==========       ==========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

6.    Earnings Per Share:

            In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

               Six Months Ended June 30                                    2003              2002
                                                                       ------------      ------------
               NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
                        Net loss                                       $ (2,440,099)     $ (1,545,401)
                                                                       ============      ============
               DENOMINATOR - BASIC LOSS PER SHARE
                        Weighted average common stock outstanding        15,000,000        15,000,000
                                                                       ============      ============
               Basic loss per share                                    $      (0.16)     $      (0.10)
                                                                       ============      ============

               DENOMINATOR - DILUTED LOSS PER SHARE
                        Weighted average common stock outstanding        15,000,000        15,000,000
                                                                       ============      ============
               Diluted loss per share                                  $      (0.16)     $      (0.10)
                                                                       ============      ============

               Three months ended June 30                                      2003              2002
                                                                       ------------      ------------
               NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
                        Net loss                                       $ (2,247,678)     $   (831,803)
                                                                       ============      ============
               DENOMINATOR - BASIC  LOSS PER SHARE
                        Weighted average common stock outstanding        15,000,000        15,000,000
                                                                       ============      ============
               Basic loss per share                                    $      (0.15)     $      (0.06)
                                                                       ============      ============

               DENOMINATOR - DILUTED LOSS PER SHARE
                        Weighted average common stock outstanding        15,000,000        15,000,000
                                                                       ============      ============
               Diluted loss per share                                  $      (0.15)     $      (0.06)
                                                                       ============      ============

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

7.    Stock Options, continued

                                                                 Six Months Ended
                                                           -------------------------------
                                                           June 30, 2003     June 30, 2002
                                                           -------------     -------------
            Net loss as reported                            $(2,440,099)      $(1,545,401)
            Deduct: Total stock-based employee
            compensation expense determined under
            the fair value based method for all awards          (20,591)          (20,591)
            Pro forma net loss                              $(2,460,690)      $(1,565,992)

            Loss per share:
                 Basic and diluted - as reported            $     (0.16)      $     (0.10)
                 Basic and diluted - pro forma              $     (0.16)      $     (0.10)

                                                                 Three Months Ended
                                                           -------------------------------
                                                           June 30, 2003     June 30, 2002
                                                           -------------     -------------
            Net loss as reported                            $(2,247,678)      $(831,803)
            Deduct: Total stock-based employee
            compensation expense determined under
            the fair value based method for all awards          (10,296)        (10,296)
            Pro forma net loss                              $(2,257,974)      $(842,099)

            Loss per share:
                 Basic and diluted - as reported            $     (0.15)      $   (0.06)
                 Basic and diluted - pro forma              $     (0.15)      $   (0.06)

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2003 and 2002
                                   (unaudited)

9.    Business Segment Information, continued:

                                                            For the Six Months Ended
                                                                 June 30, 2003
                                     --------------------------------------------------------------------
                                     Power Generation and
                                       Construction of
                                         Power Plants         Trading      Construction          Total
                                     --------------------    ---------     ------------       -----------
      Revenue                            $  1,283,860               --        8,426,912         9,710,772
      Interest income                              --               --               --                --
      Interest expense                        820,219               --               --           820,219
      Depreciation and amortization             4,339           11,555          169,568           185,462
      Income tax expense                           --               --               --                --
      Net loss                               (367,285)         (10,622)      (2,062,192)       (2,440,099)
      Total capital expenditures                   --               --          514,777           514,777
      Total assets                         13,832,680        3,557,679        8,569,007        25,959,366

                                                            For the Six Months Ended
                                                                 June 30, 2002
                                     --------------------------------------------------------------------
                                     Power Generation and
                                       Construction of
                                         Power Plants         Trading      Construction          Total
                                     --------------------    ---------     ------------       -----------
      Revenue                            $  1,190,834          298,731        9,122,902        10,612,467
      Interest income                              --               --            2,766             2,766
      Interest expense                        895,896               --           51,853           947,749
      Depreciation and amortization             2,062            9,151          218,654           229,867
      Income tax expense                           --               --               --                --
      Net loss                               (308,195)        (242,584)        (994,622)       (1,545,401)
      Total capital expenditures                   --            9,902            4,020            13,922
      Total assets                         14,001,792          292,575       11,756,691        26,051,058

                                                          For the Three Months Ended
                                                                 June 30, 2003
                                     --------------------------------------------------------------------
                                     Power Generation and
                                       Construction of
                                         Power Plants         Trading      Construction          Total
                                     --------------------    ---------     ------------       -----------
      Revenue                            $    706,695               --        2,735,801         3,442,496
      Interest income                              --               --               --                --
      Interest expense                        391,042               --               --           391,042
      Depreciation and amortization             3,308            5,503           74,209            83,020
      Income tax expense                           --               --               --                --
      Net loss                               (514,242)          (5,036)      (1,728,400)       (2,247,678)
      Total capital expenditures                   --               --           26,371            26,371
      Total assets                         13,832,680        3,557,679        8,569,007        25,959,366

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)

9.    Business Segment Information, continued:

                                                          For the Three Months Ended
                                                                 June 30, 2002
                                     --------------------------------------------------------------------
                                     Power Generation and
                                       Construction of
                                         Power Plants         Trading      Construction          Total
                                     --------------------    ---------     ------------       -----------
      Revenue                            $    612,879           48,370        4,250,437         4,911,686
      Interest income                              --               --            2,764             2,764
      Interest expense                        447,948               --           41,624           489,572
      Depreciation and amortization             1,031            4,575          138,620           144,226
      Income tax expense                           --               --               --                --
      Net income/(loss)                      (533,836)          41,290         (339,257)         (831,803)
      Total capital expenditures                   --            3,386               --             3,386
      Total assets                         14,001,792          292,575       11,756,691        26,051,058

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

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 2.3% to $7.5 million from $7.3 million for the six months ended June 30, 2003 and 2002, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project on Tinian. Construction costs as a percentage of construction revenues were 93.1% and 80.3% for the six months ended June

30, 2003 and 2002, respectively. The lower gross margin on construction revenues during the first six months of 2003 is attributed to a cost over run on the West Tinian Airport expansion project due to delays encountered as a result of weather along with a delay in the processing and approval of expected change orders for the project. The change orders have not been completed and approved and therefore, the costs incurred have been recognized without any construction revenue. Telesource expects that the change orders under negotiation will be executed later this year; however, if the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders.

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

                                               Operating         Commercial
                                 Debt            Leases          Commitments
                            --------------   --------------    --------------
                            (in thousands)   (in thousands)    (in thousands)

Through June 2004               $25,829           $54             $35,004
July 2004 to June 2007            9,500            --                 133
Thereafter                           --            --                  --
                                -------           ---             -------

Total                           $35,329           $54             $35,137
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

Telesource International had a working capital deficit of $22.6 million at June 30, 2003. The deficit is a result of all loans, with the exception of $9.5 million owed on the Commercial Bank of Kuwait credit line, being classified as short term at June 30, 2003. During 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which has principal payments due as follows as of June 30, 2003:

                 Payment Date                         Principal Payment
            ----------------------                    -----------------
            August 19, 2003                                1,750,000
            November 19, 2003                              1,750,000
            February 19, 2004                              1,750,000
            May 19, 2004                                   1,750,000
            August 19, 2004                                1,750,000
            November 19, 2004                              1,750,000
            February 21, 2005                              1,500,000
            May 21, 2005                                   1,500,000
            August 21, 2005                                1,500,000
            November 23, 2005                              1,500,000
                                                         -----------
                                  Total                  $16,500,000
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

On July 18, 2003, the Company completed a $700,000 offering 466,666 shares of Series A 6% convertible preferred stock which matures in five years. The Company has the option to force a conversion of this preferred stock into common stock at maturity. On August 15, 2003, the Company completed a $2,500,000 offering of 1,666,666 shares of Series A 6% convertible preferred stock which matures in five years. The Company has the option to force a conversion of this preferred stock into common stock at maturity. On August 29, 2003, the Company completed a $500,000 offering of 333,333 shares of Series A 6% convertible preferred stock which matures in five years. The Company has the option to force a conversion of this preferred stock into common stock at maturity.

On September 19, 2003, the Company renewed two credit facilities it has with Bent Marketing. The $560,000 loan with Bent Marketing originally scheduled to mature on December 11, 2003 at 7% interest per annum has been renewed with a new maturity date of February 15, 2005 at the same interest rate of 7%. The $770,000 loan with Bent Marketing originally scheduled to mature on November 19, 2003 at 7% interest per annum has been renewed with a new maturity date of February 15, 2005 at the same interest rate of 7%.

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

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                                                         Votes For                Votes Against
                                                                       --------------             --------------
                       Election of Directors:
                          Ralph Beck                                      11,345,200                      --
                          Jeff Adams                                      11,345,200                      --
                          Max Engler                                      11,345,200                      --
                          Ibrahim Ibrahim                                 11,345,200                      --
                          Weston Marsh                                    11,345,200                      --
                          K.J. Semikian                                   11,345,200                      --
                          Nidal Z. Zayed                                  11,345,200                      --

                                       Votes For          Votes Against         Abstentions           Broker
                                                                                                     Non-Votes
                                    ----------------    -----------------    ----------------    ----------------
       Ratification of Auditors         11,345,200                   --                 150                  --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit 99.1 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive Officer

            Exhibit 99.2 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Financial Officer

            Exhibit 99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2003.

            Exhibit 99.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2003.

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

                                       Telesource International, Inc.
                                       -----------------------------------------
                                       (Registrant)


       Date October 29, 2003           /s/ K.J. Semikian
                                       -----------------------------------------
                                       K.J. Semikian
                                       President and Chief Executive Officer


            October 29, 2003           /s/ Bud Curley
                                       -----------------------------------------
                                       Bud Curley
                                       Chief Financial Officer

                                Index to Exhibits

          Exhibits
        ------------

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