Form 10-Q
period 2003-09-30
TELESOURCE INTERNATIONAL INC
filed 2003-11-19
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended      September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      There were 15,000,000 shares of common stock, par value $0.01 per share, of Telesource International, Inc. outstanding as of November 17, 2003.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                   -------------

PART I. Financial Information
        Item 1.   Financial Statements:                                                  1

                  Condensed Consolidated Balance Sheets -
                  September 30, 2003 and December 31, 2002                               2

                  Condensed Consolidated Statements of Operations -
                  nine months ended September 30, 2003 and 2002                          3

                  Condensed Consolidated Statements of Operations -
                  three months ended September 30, 2003 and 2002                         4

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended September 30, 2003 and 2002                          5

                  Notes to Condensed Consolidated Financial Statements                 6 - 17

        Item 2.   Management's Discussion and Analysis of                             18 - 23
                  Financial Condition and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk             23

PART II. Other Information

        Item 1.   Legal Proceedings                                                      24

        Item 6.   Exhibits and Reports on Form 8-K                                       24

                  Signatures                                                             24

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

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                    September 30, 2003 and December 31, 2002

                                                                         September 30,     December 31,
                                  Assets                                     2003              2002
                                                                         -------------     -----------
                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                            $  1,099,420          244,723
    Accounts receivable                                                     6,185,511        3,818,268
    Current portion of net investment in sales-type lease                   1,735,540        1,617,840
    Costs and estimated earnings in excess of billings                      6,721,421        5,448,663
    Prepaid expenses and other current assets                                 317,660          261,379
                                                                         ------------      -----------
                Total current assets                                       16,059,552       11,390,873

Net investment in sales-type lease - long term                              9,944,802       11,261,571
Property, plant, and equipment, net                                         2,636,341        2,317,617
Other assets                                                                  145,905          190,274
                                                                         ------------      -----------
                Total assets                                             $ 28,786,600       25,160,335
                                                                         ============      ===========
                   Liabilities and Stockholders' Deficit

Current liabilities:
    Current portion of long-term debt                                    $ 24,084,991       20,700,000
    Accounts payable                                                        5,641,494        3,879,364
    Accounts payable - related party                                        3,520,227        3,736,283
    Accrued expenses                                                        2,907,348        3,320,338
    Billings in excess of costs and estimated earnings                        348,149               --
                                                                         ------------      -----------
                Total current liabilities                                  36,502,209       31,635,984

Long-term debt                                                              9,430,000       14,000,000

Other long-term liabilities                                                   133,505          125,000
Convertible preferred stock, authorized 10,000,000 shares:
    issued and outstanding none and 2,000,000 shares
    at September 30, 2003 and December 31, 2002, respectively                      --        3,000,000
                                                                         ------------      -----------
                Total liabilities                                          46,065,714       48,760,984
                                                                         ------------      -----------
Stockholders' deficit:
    Convertible preferred stock, authorized 10,000,000 shares:
       issued and outstanding 7,133,332 shares at September 30, 2003       10,700,000               --
       Common stock, $0.01 par value. Authorized 50,000,000 shares,
          issued and outstanding 15,000,000 shares                            150,000          150,000
       Additional paid-in capital                                           5,797,225        5,797,225
       Accumulated deficit                                                (33,836,714)     (29,431,981)
       Accumulated comprehensive loss -
          foreign currency translation                                        (89,625)        (115,893)
                                                                         ------------      -----------
                Total stockholders' deficit                               (17,279,114)     (23,600,649)
Commitments and contingencies (note 8)                                             --               --
                                                                         ------------      -----------
                Total liabilities and stockholders' deficit              $ 28,786,600       25,160,335
                                                                         ============      ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                  Nine months ended September 30, 2003 and 2002

                                                                     2003              2002
                                                                 ------------      -----------
Revenues:
    Construction revenues                                        $ 13,228,985       13,388,595
    Construction revenues - related party                                  --          754,982
    Service fees - power generation plant                           1,621,242          836,004
    Sales, net                                                         32,235          253,158
    Sales, net - related party                                             --            7,688
    Rental income                                                     379,277            6,095
    Finance lease revenue                                             870,931          978,110
                                                                 ------------      -----------

              Gross revenues                                       16,132,670       16,224,632

Costs and expenses:
    Construction costs                                             12,926,656       11,096,457
    Operation and maintenance costs - power generation plant        1,556,932          904,975
                                                                 ------------      -----------

              Gross profit                                          1,649,082        4,223,200
                                                                 ------------      -----------

Operating expenses:
    Salaries and employee benefits                                  1,337,858        1,297,717
    Occupancy and equipment                                           219,919          259,289
    General and administrative                                      2,946,469        3,129,165
                                                                 ------------      -----------

              Total operating expenses                              4,504,246        4,686,171
                                                                 ------------      -----------

              Operating loss                                       (2,855,164)        (462,971)
                                                                 ------------      -----------

Other income (expense):
    Interest income                                                        --            3,592
    Interest expense                                               (1,565,366)      (1,373,331)
    Other income, net                                                  15,797           35,488
                                                                 ------------      -----------

              Total other expense                                  (1,549,569)      (1,334,251)
                                                                 ------------      -----------

              Loss before income taxes                             (4,404,733)      (1,797,222)

Income tax expense                                                         --               --
                                                                 ------------      -----------

              Net loss                                           $ (4,404,733)      (1,797,222)
                                                                 ============      ===========

Basic and diluted net loss per share                             $      (0.29)           (0.12)
                                                                 ============      ===========

Weighted average common shares outstanding                         15,000,000       15,000,000
                                                                 ============      ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (unaudited)

                 Three months ended September 30, 2003 and 2002

                                                                   2003              2002
                                                               ------------      -----------
Revenues:
  Construction revenues                                        $  5,181,270        5,023,975
  Construction revenues - related party                                  --               --
  Service fees - power generation plant                             927,394          305,796
  Sales, net                                                         32,235            3,576
  Sales, net - related party                                             --            5,635
  Rental income                                                          80            4,193
  Finance lease revenue                                             280,919          317,484
                                                               ------------      -----------

           Gross revenues                                         6,421,898        5,660,659

Costs and expenses:
  Construction costs                                              5,430,630        3,820,105
  Operation and maintenance costs - power generation plant          873,960          303,904
                                                               ------------      -----------

            Gross profit                                            117,308        1,536,650
                                                               ------------      -----------

Operating expenses:
  Salaries and employee benefits                                    313,187          373,833
  Occupancy and equipment                                            74,586           89,088
  General and administrative                                        948,327          918,719
                                                               ------------      -----------

           Total operating expenses                               1,336,100        1,381,640
                                                               ------------      -----------

           Operating income (loss)                               (1,218,792)         155,010
                                                               ------------      -----------

Other income (expense):
  Interest income                                                        --            3,592
  Interest expense                                                 (745,147)        (425,582)
  Other income (expense), net                                          (695)          15,159
                                                               ------------      -----------

           Total other expense                                     (745,842)        (406,831)
                                                               ------------      -----------

           Loss before income taxes                              (1,964,634)        (251,821)

Income tax expense                                                       --               --
                                                               ------------      -----------

            Net loss                                           $ (1,964,634)        (251,821)
                                                               ============      ===========

Basic and diluted net loss per share                           $      (0.13)           (0.02)
                                                               ============      ===========

Weighted average common shares outstanding                       15,000,000       15,000,000
                                                               ============      ===========

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (unaudited)

                  Nine months ended September 30, 2003 and 2002


                                                                     2003              2002
                                                                 ------------      -----------
Cash flows from operating activities:
  Net loss                                                       $ (4,404,733)      (1,797,222)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                 283,864          329,322
        Changes in assets and liabilities:
          Receivables                                              (2,367,243)      (2,444,938)
          Prepaid expenses and other current assets                   (56,281)        (178,390)
          Costs and estimated earnings in excess of billings         (924,609)      (1,813,032)
          Net investment in sales-type lease                        1,199,069        1,091,890
          Other assets                                                 44,369           98,876
          Accounts payable                                          1,546,075        1,634,947
          Accrued expenses                                           (412,990)          14,900
          Income taxes payable                                             --           (1,089)
          Other liabilities                                            34,773          756,451
                                                                 ------------      -----------
                Net cash used in operating activities              (5,057,706)      (2,308,285)
                                                                 ------------      -----------
Cash flows from investing activities:
  Capital expenditures                                               (602,588)         (13,922)
                                                                 ------------      -----------
                Net cash used in investing activities                (602,588)         (13,922)
                                                                 ------------      -----------
Cash flows from financing activities:
  Proceeds from sale of preferred stock                             7,700,000
  Proceeds from borrowings                                         14,974,242       12,800,000
  Principal payments on debt                                      (16,159,251)     (10,500,000)
                                                                 ------------      -----------
                Net cash provided by financing activities           6,514,991        2,300,000
                                                                 ------------      -----------
                Net increase in cash and cash equivalents             854,697          (22,207)
Cash and cash equivalents at beginning of period                      244,723          204,752
                                                                 ------------      -----------
Cash and cash equivalents at end of period                       $  1,099,420          182,545
                                                                 ============      ===========
Supplemental disclosure:
  Cash paid for interest                                         $  1,466,386        1,610,948

See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

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

      The Company conducts its operations through three subsidiaries. The Company's Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company's energy conversion facilities in the Commonwealth of Mariana Islands and operates a branch office in Guam to take advantage of future opportunities. The Company's second subsidiary, Commsource International, is an international export company that facilitates the purchase of equipment in the U.S. The Company's third subsidiary, Telesource Fiji, Ltd., handles the Company's construction activities in Fiji. The Company has an office in the Republic of Palau which handles construction activities in Palau.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the financial statements included in the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained in the 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the nine month and three month periods ended September 30, 2003 and 2002. The unaudited condensed consolidated statements of operations for such interim periods are not necessarily indicative of results for the full year.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2002, the Company experienced significant operating losses with corresponding reductions in working capital and net worth. As of September 30, 2003, the Company's current liabilities exceeded its current assets by $20,442,657. The Company relies heavily on bank financing to support its operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of September 30, 2003 the Company had total outstanding debt of $33,514,991 of which $24,084,991 is due in the next twelve months. As of September 30, 2003 the Company had an accumulated deficit of $33,836,714 and total stockholders' deficit of $17,279,114.

      The Company incurred operating losses of $2,855,164 and $462,971 for the nine months ended September 30, 2003 and 2002, respectively, and operating losses of $3,118,300, $4,903,676 and $1,516,103 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Cash used in operating activities during the nine months ended September 30, 2003 and 2002 was $5.1 million and $2.3 million, respectively. The cash used in operating activities was principally due to the operating loss coupled with an increase in accounts receivable during 2003.

      Cash used in investing activities was $602,588 for the nine months ended September 30, 2003 as compared to cash used in investing activities of $13,922 for the same period in 2002. The cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $488,406 related to the bucket trucks used on Guam for the super typhoon clean up efforts. The remaining balance for capital purchases of $116,182 was used to purchase office and construction equipment.

      Cash provided by financing activities was $6.5 million for the nine months ended September 30, 2003 as compared to cash provided by financing activities of $2.3 million for the same period in 2002. The cash generated by financing came from the proceeds from the sale of $7.7 million of preferred stock during 2003, which partially offset by net repayments of debt.

      The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2003 and 2004 through increasing revenues from existing long-term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and a new operation and maintenance agreement for three power plants in Fiji. However, no assurance can be given that such increased revenues will be achieved. The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

Although management believes that the Company will be cash flow negative in 2003 including debt payments, management expects to generate additional cash flows from the sale of preferred stock to cover the negative cash flows. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has pledged its continued support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $31,304,616 of the Company's total debt of $33,514,991. SHBC has further agreed that any additional funding provided to the Company by SHBC will not be due until after March 31, 2004. SHBC is the Company's majority shareholder. In addition to the fundings from SHBC, the Company has also completed the sale of $7.7 million worth of preferred stock during the nine months ended September 30, 2003, and has received firm commitments for the sale of an additional $4.0 million in preferred stock during the last three months of 2003. The proceeds from the sale of this preferred stock will be used to satisfy maturing debt obligations and for working capital needs.

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

      The Company accounts for its leasing activities in accordance with the requirements of Statement of Financial Accounting Standards No. 13, Accounting for Leases. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the effective interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee's customers. To the extent that variable payments based on kilowatt hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned.

      The Company also receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

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

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for the Company's fiscal year beginning January 1, 2003. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The adoption of SFAS 143 did not have an effect on the Company's financial statements.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

2. Summary of Significant Accounting Policies, continued

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." FIN 46 addresses consolidation accounting for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. The adoption of FIN 46 did not have an effect on the Company's financial position, results of operations, or cash flows.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following at September 30, 2003 and December 31, 2002:


                                                                                       September 30,    December 31,
                                                                                           2003             2002
                                                                                      ---------------  --------------
The Hongkong and Shanghai Banking Corporation, Limited. Advances on $7,500,000
     credit line, due in full on March 31, 2003, including interest of 0.5%
     above the bank's base lending rate (4.75% at December 31, 2002) secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli
     Bank of Kuwait along with three (3) promissory notes valued at $540,000
     and a corporate guarantee of Telesource International, Inc.                               --        7,500,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on December 31, 2003                                               --        1,100,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 4.0%, secured by standby letter of credit for
     $600,000 issued by Al Ahli Bank of Kuwait, and guaranteed by
     SHBC and a corporate guarantee of Telesource International, Inc.                     562,509          600,000

Bank of Hawaii loan, advances on credit line, due on June 3, 2004, including interest of 4.0%, secured by standby letter of credit for
     $2,000,000 issued by Al Ahli Bank of Kuwait, and guaranteed
     by SHBC and a corporate guarantee of Telesource International, Inc.                1,781,250        1,900,000

Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 4, 2003. Due in 90 days from date of drawdown including interest of 9.5% at September 30, 2003 and December 31,
     2002, secured by assignment of specific invoice from billing on West Tinian
     Airport Airside improvement project, guaranteed by Telesource
     International, Inc. and one of its
     officers                                                                             530,375          600,000

Commercial Bank of Kuwait loan, due in full on March 31, 2004, including interest of 3.35% per annum, secured by an irrevocable standby letter of credit for $7,500,000 issued by Al Ahli Bank of
     Kuwait and guaranteed by SHBC                                                      7,500,000               --

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

3. Long-Term Debt and Credit Arrangements, continued

                                                                                   September 30,      December 31,
                                                                                       2003              2002
                                                                                   -------------      ------------
Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December 11,
     2003 and $1,000,000 on April 11, 2004, including interest of 3.95%. The loan is guaranteed by Sayed Hamid Behbehani and Sons Co.,
     WLL                                                                             2,000,000         3,000,000

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on February 15, 2005                                     1,330,000                --

Bent Marketing Limited loan, bearing interest of 7.0% per annum,
     unsecured and maturing on September 25, 2005                                      350,000                --

Al Ahli Bank of Kuwait loan, due in installments equal to 50% of project collections for the Palau Capitol project and the Tinian radio relay expansion project. The note bears variable interest at
     3.0% over the Central Bank of Kuwait's prime rate (4.75% at
     September 30, 2003) and will mature on March 25, 2004. The loan is
     guaranteed by Sayed Hamid Behbehani and Sons Co., WLL                           4,710,857                --

Commercial Bank of Kuwait loan, due in installments,
     including interest, from February 18, 2002 through
     November 23, 2005. The note bears interest at LIBOR
     plus 3%. The loan is guaranteed by Sayed Hamid
     Behbehani and Sons Co., WLL. Should the Company
     default on an installment payment, the entire loan
     and accrued interest become due and payable                                    14,750,000        20,000,000
                                                                                   -----------        ----------

                 Notes payable to banks                                             33,514,991        34,700,000

Less current portion                                                                24,084,991        20,700,000
                                                                                   -----------        ----------

                 Total long-term debt                                              $ 9,430,000        14,000,000
                                                                                   ===========        ==========

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

4.    Shareholders' Equity

            On September 30, 2003, 15,000,000 shares of the Company's common stock were issued and outstanding. In July 2003, Telesource agreed to issue 1,357,142 warrants to purchasers of 2,133,333 shares preferred stock. The 1,357,142 warrants have an exercise price of $1.50 per share and expire five years from date of issuance.

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

            On March 31, 2003, Telesource and Al Soor agreed to restructure the Certificate of Designation underlying the preferred stock sold to Al Soor in December of 2002. The restructure provided for the elimination of the collateral provided to Al Soor, elimination of the redemption feature, added a provision to allow the Company to force a conversion of the preferred stock to common stock from January 1, 2008 to March 31, 2008, and increased the coupon rate for dividends from 6.0% to 6.5%. The restructure resulted in the reclassification of the preferred stock to equity.

            On March 20, 2003, the Company completed a $1,000,000 offering of 666,666 shares of Series A, 6% convertible preferred stock. On July 18, 2003, the Company completed a $700,000 offering of 466,666 shares of Series A, 6% convertible preferred stock. On August 15, 2003, the Company completed a $2,500,000 offering of 1,666,667 shares of Series A, 6% convertible preferred stock which matures in five years. On August 29, 2003, the Company completed a $500,000 offering of 333,333 shares of Series A, 6% convertible preferred stock. The preferred stock sold has been to three unrelated third parties. The Company has the option to force a conversion of all issued preferred stock into common stock at maturity.

            In January 2002, Telesource agreed to issue warrants to SHBC to purchase 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants will expire on December 31, 2003.

            In January 2001, 2,000,000 warrants were issued to SHBC in connection with an agreement whereby SHBC granted a $10,000,000 letter of credit for one year to be used by the Company. The warrants allow SHBC to receive one share of the Company's common stock for each warrant upon exercise. The exercise price for the warrants was $1 per share and the warrants were exercised on June 29, 2001 resulting in an additional 2,000,000 shares of the Company's common stock being issued.

            In January 2000, the Company's Board of Directors adopted the 2000 Non-Employee Director's Stock Option Plan that provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 285,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 5 year period from the date of grant (vesting occurs annually on the anniversary of the grant date at 20.0% of the grant), and expire 10 years from the date of grant.

            In January 2000, the Company's Board of Directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, options to purchase 888,000 shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over a 5 year period from the date of grant (vesting occurs annually on the anniversary of the grant date at 20.0% of the grant), and expire 10 years from the date of grant.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

5.    Comprehensive Loss

            Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 is as follows:


                                                         Nine Months                          Three Months
                                                     Ended September 30,                   Ended September 30,
                                               ------------------------------         ---------------------------

                                                   2003                2002              2003              2002
                                               -----------         ----------         ----------         --------
        Net loss                               $(4,404,733)        (1,797,222)        (1,964,634)        (251,821)

        Other comprehensive loss:

        Foreign currency translation                26,268            (90,803)             2,455            9,289
                                               -----------         ----------         ----------         --------

        Comprehensive loss                     $(4,378,465)        (1,888,025)        (1,962,179)        (242,532)
                                               ===========         ==========         ==========         ========

6.    Earnings Per Share

            In accordance with the disclosure requirements of SFAS 128 "Earnings Per Share", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                         2003                2002
                                                                     -----------         ------------
       NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
              Net loss                                               $(4,404,733)        $ (1,797,222)
                                                                     ===========         ============
       DENOMINATOR - BASIC LOSS PER SHARE
              Weighted average common stock outstanding               15,000,000           15,000,000
                                                                     ===========         ============
       Basic loss per share                                          $     (0.29)        $      (0.12)
                                                                     ===========         ============

       DENOMINATOR - DILUTED LOSS PER SHARE
              Weighted average common stock outstanding               15,000,000           15,000,000
                                                                     ===========         ============
       Diluted loss per share                                        $     (0.29)        $      (0.12)
                                                                     ===========         ============

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                         2003                2002
                                                                     -----------         ------------
       NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
              Net loss                                               $(1,964,634)        $   (251,821)
                                                                     ===========         ============
       DENOMINATOR - BASIC  LOSS PER SHARE
              Weighted average common stock outstanding               15,000,000           15,000,000
                                                                     ===========         ============
       Basic loss per share                                          $     (0.13)        $      (0.02)
                                                                     ===========         ============

       DENOMINATOR - DILUTED LOSS PER SHARE
              Weighted average common stock outstanding               15,000,000           15,000,000
                                                                     ===========         ============
       Diluted loss per share                                        $     (0.13)        $      (0.02)
                                                                     ===========         ============

            The computation of diluted loss per share for the nine and three months ended September 30, 2003 and 2002 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

7.    Stock Options

            The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net losses, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

            The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                              Nine Months Ended
                                                                  -------------------------------------------
                                                                  September 30, 2003       September 30, 2002
                                                                  ------------------       ------------------
               Net loss as reported                                  $(4,404,733)             $(1,797,222)
               Deduct: Total stock-based employee
               compensation expense determined under
               the fair value based method for all awards                (30,887)                 (30,887)
               Pro forma net loss                                    $(4,435,620)             $(1,828,109)

               Loss per share:
                    Basic and diluted - as reported                  $     (0.29)             $     (0.12)
                    Basic and diluted - pro forma                    $     (0.30)             $     (0.12)

                                                                              Three Months Ended
                                                                  ------------------------------------------
                                                                  September 30, 2003      September 30, 2002
                                                                  ------------------      ------------------
               Net loss as reported                                  $(1,964,634)             $  (251,821)
               Deduct: Total stock-based employee
               compensation expense determined under
               the fair value based method for all awards                (10,296)                 (10,296)
               Pro forma net loss                                    $(1,974,930)             $  (262,117)

               Loss per share:
                    Basic and diluted - as reported                  $     (0.13)             $     (0.02)
                    Basic and diluted - pro forma                    $     (0.13)             $     (0.02)

8.    Commitments and Contingent Liabilities

            The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

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

                                                                   For the Nine Months Ended
                                                                      September 30, 2003
                                        ---------------------------------------------------------------------------
                                        Power Generation and
                                        Construction of Power
                                                Plants             Trading          Construction           Total
                                        ---------------------     ---------         ------------         ----------
       Revenue                              $  2,492,173             32,235          13,608,262          16,132,670
       Interest income                                --                 --                  --                  --
       Interest expense                        1,230,329                 --             335,037           1,565,366
       Depreciation and amortization               5,370             17,422             261,072             283,864
       Net loss                                 (321,322)           (15,988)         (4,067,423)         (4,404,733)
       Total capital expenditures                     --                 --             602,588             602,588
       Total assets                           13,731,686          3,679,299          11,375,615          28,786,600

                                                                   For the Nine Months Ended
                                                                      September 30, 2002
                                       --------------------------------------------------------------------------
                                       Power Generation and
                                       Construction of Power
                                               Plants              Trading         Construction           Total
                                       ---------------------      ---------        ------------         ----------
       Revenue                              $  1,814,114            266,941          14,143,577          16,224,632
       Interest income                                --                825               2,766               3,592
       Interest expense                        1,295,551                 --              77,780           1,373,331
       Depreciation and amortization               3,416              9,151             316,765             329,322
       Net income/(loss)                         909,139           (737,541)         (1,968,820)         (1,797,222)
       Total capital expenditures                     --              3,386              10,536              13,922
       Total assets                           14,207,110            121,932          13,083,562          27,412,604

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2003 and 2002
                                   (unaudited)

9.    Business Segment Information, continued

                                                                 For the Three Months Ended
                                                                     September 30, 2003
                                        -------------------------------------------------------------------------
                                        Power Generation and
                                        Construction of Power
                                                Plants           Trading          Construction            Total
                                        ---------------------   ---------         ------------         ----------
       Revenue                              $ 1,208,313            32,235           5,181,350           6,421,898
       Interest income                               --                --                  --                  --
       Interest expense                         410,459                --             334,688             745,147
       Depreciation and amortization              1,031             6,877              90,494              98,402
       Net income (loss)                         45,963            (5,366)         (2,005,231)         (1,964,634)
       Total capital expenditures                    --                --              90,155              90,155
       Total assets                          13,731,686         3,679,299          11,375,615          28,786,600

                                                                  For the Three Months Ended
                                                                      September 30, 2002
                                        ------------------------------------------------------------------------
                                        Power Generation and
                                        Construction of Power
                                                Plants            Trading         Construction            Total
                                        ---------------------    ---------        ------------         ----------
       Revenue                              $   623,280            13,404           5,023,975           5,660,659
       Interest income                               --               825               2,767               3,592
       Interest expense                         399,655                --              25,927             425,582
       Depreciation and amortization              1,354                --              51,877              53,231
       Net income/(loss)                      1,217,334          (494,957)           (974,198)           (251,821)
       Total capital expenditures                    --                --                  --                  --
       Total assets                          14,207,110           121,932          13,083,562          27,412,604

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenues

The consolidated operating results for the nine months ended September 30, 2003 and 2002 and the consolidated balance sheet as of September 30, 2003 are derived from, and qualified by reference to, the unaudited condensed consolidated financial statements.

Construction Revenues. Construction revenues decreased 6.5% to $13.2 million from $14.1 million for the nine months ended September 30, 2003. The slight decrease is due to a slow down encountered on the Company's project to construct a prison which was due to funding issues encountered by the customer. The funding issues resulted in a work slow down on this project during the second quarter of 2003 and during July of 2003. The funding issues have been resolved by the customer and work has resumed on the project. The Company also experienced a cost overrun on the airport expansion project. The airport expansion cost overrun resulted in a reduction of forecasted profit for the airport project during 2003 of $1.9 million and is attributed to cost incurred to execute tasks for which change orders are under negotiation. The change orders have not been completed and approved and therefore, the expected revenue from the change orders not executed is not reflected in the accompanying financial statements. Telesource expects that the change orders under negotiation will be executed later this year at which time revenue will be recognized. However there can be no assurance that such change orders will ultimately be executed. If the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires approved change orders prior to recognizing revenue resulting from change orders.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 93.9% to $1.6 million from $836,004 for the nine months ended September 30, 2003. The growth in power generation revenues is due principally to the addition of the operation and maintenance contract for two power stations in Fiji beginning in late May 2003. Service fees are expected to grow in future periods due to an expected increase in tourist arrivals on Tinian after the completion of the Tinian airport runway during 2003, along with increases due to the Fiji operation and maintenance contract.

Sales Revenues. Sales revenues net of costs, including related party sales, were $32,235 during the nine months ended September 30, 2003 as compared to $260,846 for the nine months ended September 30, 2002. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $379,277 from $6,095 for the nine months ended September 30, 2003. The growth in rental income is the result of a short term lease of seven bucket trucks to a public utility on Guam in connection with clean up efforts on a super typhoon which struck Guam in December 2002. The short term lease of the bucket trucks was completed in April 2003. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 11.0% to $870,931 from $978,110 for the nine months ended September 30, 2003. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 16.5% to $12.9 million from $11.1 million for the nine months ended September 30, 2003. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the radio relay station expansion project on Tinian. Construction costs as a percentage of construction revenues were 97.7% and 78.5% for the nine months ended September 30, 2003 and 2002, respectively.

The lower gross margin on construction revenues during the first nine months of 2003 is attributed to a cost over run on the West Tinian Airport expansion project due to delays encountered as a result of weather along with a delay in the processing and approval of expected change orders for the project. The change orders have not been completed and approved and therefore, the costs incurred have been recognized without any corresponding construction revenue. Telesource expects that the change orders under negotiation will be executed later this year at which time revenue will be recognized. However there can be no assurance that such change orders will ultimately be executed. If the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 72.0% to $1.6 million from $904,975 for the nine months ended September 30, 2003 and 2002, respectively. The growth in operations and maintenance costs - power generation plant is due to the additional costs added in connection with the two additional power stations the Company began operating in Fiji in late May 2003 under a 20 year operation and maintenance contract.

Salaries and Employee Benefits. Salaries and employee benefits increased 3.1% for the nine months ended September 30, 2003 compared to the same period in the prior year. The increase in salaries and employee benefits is attributed to additional management and administrative staffing added under the new operation and maintenance contract the Company has in Fiji and for the office in Palau. Management has made staffing cuts during the third quarter of 2003 and expects to see payroll expenses decline in future periods.

Occupancy and Equipment. Occupancy and equipment expenses decreased 15.2% to $219,919 from $259,289 for the nine months ended September 30, 2003 and 2002, respectively. The increase in occupancy expense is due to increases in costs in Fiji and Palau that are attributed to increased activities in these two markets; however, the Company was able to offset these cost increases by cutting cost for occupancy and equipment in other areas.

General and Administrative Expenses. General and administrative expenses decreased 5.8% to $3.0 million from $3.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is attributed to efforts by management to reduce general and administrative expenses.

Other Expense, Net. Other expense increased 16.1% to $1.6 million from $1.3 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily attributed to additional debt and interest on additional preferred stock issued by the Company.

Results of Operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenues

Construction Revenues. Construction revenues increased 3.1% to $5.2 million from $5.0 million for the three months ended September 30, 2003 and 2002, respectively. The increase is due to significant progress on the radio relay station project located on Tinian. The radio relay station project was awarded to Telesource in March of 2003 and has a scheduled completion date of March 2004.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 203.3% to $927,394 from $305,796 for the three months ended September 30, 2003 and 2002, respectively. The growth in service fees - power generation plant is due to principally to the addition of the operation and maintenance contract for two power stations in Fiji beginning in late May 2003. The service fees for Fiji during the third quarter of 2003 were $639,778.

Sales Revenues. Sales revenues net of costs increased to $32,235 from $9,211 for the three months ended September 30, 2003 and 2002, respectively. Sales revenues are not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased to $80 from $4,193 for the three months ended September 30, 2003 and 2002, respectively. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 11.5% to $280,919 from $317,484 for the three months ended September 30, 2003 and 2002, respectively. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 42.2% to $5.4 million from $3.8 million for the three months ended September 30, 2003 and 2002, respectively. Construction costs as a percentage of construction revenues were 104.8% and 76.0% for the three months ended September 30, 2003 and 2002, respectively. The negative gross margin on construction revenues during the third quarter of 2003 is attributed to a cost over run on the West Tinian Airport expansion project. The change orders have not been completed and approved and therefore, the costs incurred have been recognized without any corresponding construction revenue. Telesource expects that the change orders under negotiation will be executed later this year. If the change orders are not agreed upon, Telesource will file a claim on the project seeking collection of costs incurred to execute tasks for which change orders were under negotiation. Telesource's accounting policy requires executed change orders prior to recognition additional revenue resulting from change orders.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased 187.6% to $873,960 from $303,904 for the three months ended September 30, 2003 and 2002, respectively due to the addition of the operation and maintenance of two power stations in Fiji in late May 2003.

Salaries and Employee Benefits. Salaries and employee benefits decreased 16.2% to $313,187 from $373,833 for the three months ended September 30, 2003 and 2002, respectively. The decrease in salaries and employee benefits was achieved by making staffing reductions in the administrative areas of the Company in the Chicago office, Palau office and Saipan.

Occupancy and Equipment. Occupancy and equipment expenses decreased 16.3% to $74,586 from $89,088 for the three months ended September 30, 2003 and 2002, respectively. Management initiated steps during the third quarter of 2002 to further reduce occupancy and equipment expense by reducing the amount of office space required by the Company.

General and Administrative Expenses. General and administrative expenses increased 3.2% to $948,327 from $918,719 for the three months ended September 30, 2003 as compared to the same period in 2002. The increase is attributed primarily to costs for professional services provided to the Company in the Palau and Fiji offices.

Other Expense, Net. Other expense increased to $745,842 from $406,831 for the three months ended September 30, 2003 and 2002, respectively. The increase is primarily attributed to additional interest expense incurred on the preferred stock issued by the Company during 2003.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2003:

       Uncompleted contracts as of December 31, 2002                          $17,472,516
       New contracts and approved change orders added during the first
          nine months of 2003                                                  11,870,668
                                                                              -----------

                                                                               29,343,184

       Less: Construction revenue for the nine months ended
                    September 30, 2003                                         13,228,985
                                                                              -----------

       Balance at September 30, 2003                                          $16,114,199
                                                                              ===========

Contractual Obligations and Commercial Commitments

The Company finances its operations through bank borrowings and also leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2005. The Company conducts most of its operations through construction projects and most of the Company's obligations are related to these construction contracts. Commercial commitments include billings in excess of costs and estimated earnings, income taxes payable and other current liabilities and also includes $22,488,499 for guarantees provided by the Company to bonding underwriters in exchange for bonds issued on the projects underway at September 30, 2003. Contractual cash obligations and commitments relating to debt and lease payments are as follows:

                                                                      Operating          Commercial
                                                    Debt                Leases           Commitments
                                              ----------------     ----------------    ---------------
                                               (in thousands)       (in thousands)      (in thousands)
    Through September 2004                        $24,085                $54                $22,851
    October 2004 to September 2007                  9,430                 --                    134
    Thereafter                                         --                 --                     --
                                                  -------                ---                -------

    Total                                         $33,515                $54                $22,985
                                                  =======                ===                =======

Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On September 30, 2003, 15,000,000 shares of Telesource International's common stock were issued and outstanding.

Cash used in operating activities during the nine months ended September 30, 2003 and 2002 was $5.1 million and $2.3 million, respectively. The cash used in operating activities was principally due to an increase in accounts receivable and costs and estimated earnings in excess of billings on construction activities during the first nine months of 2003, which is attributed to the radio relay expansion project and prison project.

Cash used in investing activities was $602,588 and $13,922 for the nine months ended September 30, 2003 and 2002, respectively. The cash used in investing activities during 2003 is attributed to capital purchases of bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $6.5 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $7.7 million of preferred stock during 2003.

Telesource International had a working capital deficit of $20.4 million at September 30, 2003. The deficit is a result of all loans being classified as short term at September 30, 2003, with the exception of $7.75 million owed on the Commercial Bank of Kuwait credit line and $1.68 million owed on a credit line with Bent Marketing, Ltd. During 2001, the Company refinanced the $25,000,000 loan from the Commercial Bank of Kuwait which has principal payments due as follows as of September 30, 2003:

                  Payment Date                    Principal Payment
               ----------------------------      -------------------
               November 19, 2003                      1,750,000
               February 19, 2004                      1,750,000
               May 19, 2004                           1,750,000
               August 19, 2004                        1,750,000
               November 19, 2004                      1,750,000
               February 21, 2005                      1,500,000
               May 21, 2005                           1,500,000
               August 21, 2005                        1,500,000
               November 23, 2005                      1,500,000
                                                    -----------
                                     Total          $14,750,000
                                                    ===========

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has either given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of September 30, 2003. If Telesource is unable to make a scheduled payment on one of the credit facilities guaranteed by SHBC or secured by a standby letter of credit from SHBC, SHBC has committed to provide the funds necessary to make the payment and will not require repayment from Telesource until after April 1, 2004.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months. Telesource sold a total of 7.1 million shares of preferred stock to investors for a total of $10.7 million, of which Telesource received $3.0 million in December of 2002, $4.0 million was received in March 2003, $700,000 was received in July 2003 and $3.0 million in August 2003. The Company has also received a firm commitment for an additional 2,666,667 shares of preferred stock for $4.0 million in October 2003 from one investor. The Company received $1.0 million of the $4.0 million subscribed in October 2003 and expects to receive $2.0 million in November 2003 and the remaining $1.0 million in December 2003.

While Telesource International believes it has sufficient financing for its current working capital needs, Telesource is considering bidding on additional projects in addition to the current backlog. There can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations. Telesource International may seek to raise additional capital in 2004 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

Subsequent Events

At a Telesource Board of Directors meeting held in November 2003, the employment contract the Company has with its CEO and President, K.J. Semikian, and its Executive Vice President, Nidal Zayed were both extended to July 1, 2004. The Board of Directors also appointed Nidal Zayed to serve as the Company's Chief Operating Officer. The employment contract the Company has with its CFO, Bud Curley, automatically renewed in March 2003 to October 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of September 30, 2003 and December 31, 2002, the Registrant had total debt obligations, including current and long-term obligations, totaling $33.5 million and $34.7 million, respectively. Of these amounts, fixed rate obligations totaled $14.1 million and $7.2 million, and variable rate obligations totaled $19.4 million and $27.5 million, as of September 30, 2003 and December 31, 2002, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $194,000 higher in 2003 and $300,000 higher in 2002 based on the respective outstanding balances at September 30, 2003 and December 31, 2002. The Registrant has no interest rate swap or exchange agreements.

There were $773,346 of the Registrant's gross revenues for the nine months ended September 30, 2003 which were denominated in currencies other than the U.S. dollar. These revenues were earned under the operation and maintenance contract for Fiji. All other contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk at September 30, 2003. The Registrant has no foreign currency exchange contracts.

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

There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date the evaluation was carried out.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

        There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2002 and no new material legal proceedings have become reportable events during the nine months ended September 30, 2003.

ITEM 5. OTHER INFORMATION.

The Company has not made an accrual or paid any fees to the Public Company Oversight Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            Exhibits immediately following signature page.

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

                                         Telesource International, Inc.
                                         ---------------------------------------
                                         (Registrant)


    Date:       November 19, 2003        /s/ K.J. Semikian
                                         ---------------------------------------
                                         K.J. Semikian
                                         President and Chief Executive Officer


                November 19, 2003        /s/ Bud Curley
                                         ---------------------------------------
                                         Bud Curley
                                         Chief Financial Officer

                                Index to Exhibits

    Exhibits
-----------------

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