Form 10-K
period 2003-12-31
TELESOURCE INTERNATIONAL INC
filed 2004-04-15
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 0-2564

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

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
Yes [__] No [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant on December 31, 2003 was approximately $5,310,250.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on April 14, 2004: 17,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.   Business..........................................................  3

Item 2.   Properties ....................................................... 10

Item 3.   Legal Proceedings ................................................ 11

Item 4.   Submission of Matters to a Vote of Security Holders .............. 11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters .......................................... 13

Item 6.   Selected Financial Data .......................................... 14

Item 7.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition ...................................... 15

Item 8.   Financial Statements and Supplementary Data ......................F-1

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 36


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 36

Item 11.  Executive Compensation ........................................... 36

Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 36

Item 13.  Certain Relationships and Related Transactions ................... 36

                                     PART IV

Item 14.  Controls and Procedures .......................................... 37

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 38

PART I

ITEM 1. BUSINESS

GENERAL

The consolidated financial statements as of December 31, 2003 and for the year ended December 31, 2003 and related notes to the consolidated financial statements are unaudited. The Company's external auditors are expected to complete the annual audit of Telesource by the end of April 2004 and the Company will file an amendment as soon as practical to update the 10-K to reflect the external audit report.

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

Telesource International conducts its operations through three subsidiaries: (i) Telesource CNMI, handles construction and management of the energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam; (ii) Commsource International, which is an international export company that facilitates the purchase of equipment in the U.S. (during 2001, the business activities of Commsource were transferred to Telesource); and
(iii) Telesource Fiji, Limited, that handles the power generation activities in Fiji. Telesource's Palau operations are carried out by Telesource International.

Telesource has three main operating segments: construction services, brokerage of goods and services and power generation and construction of power plants. The power generation activities commenced in March 1999.

Construction Services
---------------------

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

In 2000, through a competitive bidding process, Telesource International was awarded a contract to construct a 7,800 linear foot airport runway on the Island of Tinian. This contract is valued at $19.0 million and was complete at December 31, 2003.

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

In February 2002, through a competitive bidding process, Telesource was awarded a contract to construct a 334-bed prison in accordance with the requirements specified by the U.S. Department of Justice. The notice to proceed on the construction of this project was issued in March 2002. This contract is valued at $17.8 million and was 66.0% complete as of December 31, 2003. The prison project is expected to be completed in late 2004.

In May 2002, Telesource received a contract to originally design and construct a 10-year landfill in the Republic of Palau. In December 2002, this contract scope was modified to design and permit a 50-year landfill and construct a road to the landfill. The contract is valued at $1.6 million and was in the early stages of completion at December 31, 2002. The landfill project is expected to be completed in mid 2004.

In July 2002, Telesource received a Notice of Award for a contract to construct the New Belau National Museum project in the Republic of Palau. Funding for the project has come through a grant from the Government of Taiwan. The project consists of the renovation of the small original Museum building and the design and construction of a museum building totaling approximately 15,500 square feet. The project also includes the development of an outdoor amphitheater and terraced seating into the natural grade of the project site. The design phase of the project began in late July with physical construction starting in March 2003. The contract is valued at $2.2 million and was 75.5% complete at December 31, 2003. The museum project is expected to be completed in mid 2004.

In January 2003, Telesource received a Notice of Award for a $5.9 million contract for construction services on the second phase of the Palau National Capitol Relocation Project. Funding for the project has come through a grant from the Government of Taiwan. The project is for the supply and installation of claddings and ornamental trims to the President's Building, the

Executive Building, the Legislative Building, and the Judiciary Building. The project also includes the construction of a mechanical and electrical yard, a drainage system with wastewater handling and a pumping station. The contract is valued at $5.9 million and was 14.6% complete at December 31, 2003. This project is expected to be completed by mid 2004.

In January 2003, Telesource agreed to deliver heavy equipment to Guam for use by the Federal Emergency Management Agency and the Guam Power Authority to assist in typhoon recovery efforts underway on Guam. The Guam Power Authority issued a purchase order to lease equipment to be used in the cleanup efforts in connection with super typhoon Pongsona, which severely damaged the electrical distribution network on Guam. Telesource airlifted boom trucks owned by Telesource from the U.S. mainland to Guam. The trucks are being used to replace overhead electrical lines damaged during the super typhoon. The contract value for this assistance was $918,933 and was completed during the second quarter of 2003.

In March 2003, Telesource received a Notice of Award for a $5.7 million contract to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands for an agency of the U.S. Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau. The existing station was constructed by Telesource and began operations in 2000. The expansion of this radio relay station is for the addition of two short wave antennas. This contract was 53.5% completed at December 31, 2003 and is expected to be completed by mid 2004.

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The three power plants are located in Kinoya, Vuda and Labasa, Fiji. Telesource and the Fiji Electric Authority have completed and executed the Energy Conversion Agreement, which covers the take-over and operation of the two of the facilities with the third facility to be taken over during 2004.

Specialized Construction Processes
----------------------------------

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

Past and Present Power Generation Construction Projects
-------------------------------------------------------

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

Power Plant Operation and Maintenance
-------------------------------------

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

Telesource International has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource International has a first lien. In the event of the governmental agency is unable to meet its obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource International may sell, lease, assign or transfer the power plant or any of the plant equipment.

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

Potential Future Power Plant Construction and Power Supply
----------------------------------------------------------

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

Sales and Marketing Strategies
------------------------------

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

Competition
-----------

The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity, which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities that have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like Telesource International. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations, which Telesource International expects could continue to increase competition. Telesource International does not believe the Tinian power plant would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years.

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

Energy Regulation
-----------------

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

Environmental Regulation
------------------------

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

Insurance and Bonding
---------------------

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

Employees
---------

Telesource International presently employs 198 people, consisting of 17 employees in management, 27 engineers and technical staff members, 15 support staff members and 139 hourly employees. All of Telesource International's employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

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

Properties
----------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and backgrounds of Telesource International's executive officers are as follows:

    Name and Age; Years                      Principal Occupation for Past
    Served as Director                      Five Years; Other Directorships
--------------------------------        ----------------------------------------
Khajadour Semikian                      Khajadour Semikian, President, joined
Age 50                                  Telesource International in September
Director Since 1995                     1996. From January 1986 to December
                                        1996, Mr. Semikian was Assistant General
                                        Manager with Sayed Hamid Behbehani &
                                        Sons. Mr. Semikian has also served as a
                                        director for Computhink Incorporated
                                        since 1994, Telebond Insurance
                                        Corporation and Retsa Development
                                        Incorporated since 1998, and as
                                        President of Telebond Insurance
                                        Corporation since 1998.

Nidal Zayed                             Nidal Zayed, Executive Vice President,
Age 43                                  joined Telesource International in
Director Since 1998                     January 1996. He is also engaged in the
                                        practice of law. He received a law
                                        degree from Loyola University School of
                                        Law in 1985 and a B.A. in Accounting
                                        from Loyola University of Chicago in
                                        1982. He serves as Chairman for
                                        Computhink Incorporated and has been a
                                        director for Computhink since 1994.

Bud Curley                              Mr. Curley joined Telesource
Age 40                                  International as its Chief Financial
                                        Officer in September 1999. Prior to
                                        September 1999, Mr. Curley served as the
                                        Chief Financial Officer, Secretary and
                                        Executive Vice President for Surety
                                        Capital Corporation and Surety Bank,
                                        N.A. from 1996 to 1999. From 1993 to
                                        1996, Mr. Curley served as Surety
                                        Capital Corporation and Surety Bank,
                                        N.A.'s Controller and Senior Vice
                                        President. In 1989, Mr. Curley received
                                        a B.A. in Business Administration from
                                        the University of Texas. He has also
                                        served as a director for Surety Capital
                                        Corporation and Surety Bank, N.A. from
                                        1998 to 1999.

Jeff Karandjeff                         Mr. Karandjeff joined Telesource
Age 36                                  International as Secretary in 1997. From
                                        October 1996 to February 1997, Mr.
                                        Karandjeff was an Associate with
                                        Schoenberg, Fisher, Newman & Rosenberg,
                                        LTD. He received a law degree from
                                        Loyola University School of Law in 1993
                                        and a Bachelors Degree from
                                        Massachusetts Institute of Technology in
                                        1988.

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

                                                     HIGH         LOW
                                                   --------     --------
      2001
      ----
      Fourth Quarter............................     $1.95       $0.51

      2002
      ----
      First Quarter.............................      2.45        1.50
      Second Quarter............................      1.75        0.82
      Third Quarter.............................      1.62        1.30
      Fourth Quarter............................      1.40        1.35

      2003
      ----
      First Quarter.............................      1.70        1.25
      Second Quarter............................      1.50        1.45
      Third Quarter.............................      1.50        1.10
      Fourth Quarter............................      1.10        0.55

As of April 8, 2004, the latest stock quote for Telesource was $1.15 per share.

HOLDERS. As of March 31, 2004, there were 192 shareholders of record.

DIVIDENDS. Telesource did not pay dividends on its common stock during 2003 or 2002, and it does not anticipate that it will pay dividends on its common stock in the foreseeable future. Telesource's working capital credit facility limits the payment of dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2002, are included elsewhere in this Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K:

                                                                                 Twelve Months Ended
                                                                                     December 31,
                                                          -----------------------------------------------------------------
                                                             2003          2002          2001          2000          1999
                                                          ---------     ---------     ---------     ---------     ---------
     Income Statement Data:  ($ in 000's)
        Construction revenues                             $  14,381     $  16,566     $  11,824     $   7,810     $   1,079
        Construction revenues - related party                    --           838            --           852         2,181
        Construction revenues on power plants                    --            --         4,053           536            --
        Service fees - power generation plant                 3,143         1,130           858           692           305
        Sales, net                                               72           307           131           872           161
        Sales, net - related party                               31            90            --           198           181
        Other revenues                                        1,901         1,390         1,420         1,545         1,366
        Other revenues - related party                           --            --            --            84           815
                                                          ---------     ---------     ---------     ---------     ---------
                 Gross revenues                              19,528        20,321        18,286        12,590         6,088

        Construction costs                                   15,910        15,913        12,382         7,145         2,932
        Construction costs on power plants                       --            --         3,504           496            --
        Operations & maintenance costs - power
            generation plant                                  2,612         1,224         1,159           991           638
        Loss on sale of power plant                              --            --            --            --            --
                                                          ---------     ---------     ---------     ---------     ---------
                 Gross profit (loss)                          1,006         3,184         1,241         3,958         2,518

        Salaries and employee benefits                        1,656         1,702         1,849         1,580           693
        Occupancy and equipment                                 384           342           561           535           246
        General and administrative expenses                   4,079         4,258         3,735         3,359         1,480
        Impairment of long-lived asset                           --            --            --            --            --
                                                          ---------     ---------     ---------     ---------     ---------
                 Operating (loss) income                     (5,113)       (3,118)       (4,904)       (1,516)           99
        Other income (expense):
            Interest income                                      --             3            33           125           251
            Interest expense                                 (2,137)       (1,791)       (2,399)       (2,427)       (1,132)
            Other income, net                                     9            20            44            80            14
                                                          ---------     ---------     ---------     ---------     ---------
                  Total other expense                        (2,128)       (1,768)       (2,322)       (2,222)         (867)
        Loss before taxes                                    (7,241)       (4,886)       (7,226)       (3,738)         (768)
        Income tax expense                                       75            --            19             4            --
                                                          ---------     ---------     ---------     ---------     ---------
        Net loss                                          $  (7,316)    $  (4,886)    $  (7,245)    $  (3,742)    $    (768)
                                                          =========     =========     =========     =========     =========

     Common Share Data:
        Net loss per share                                    (0.49)        (0.33)        (0.52)        (0.36)        (0.08)
        Weighted average common shares
            outstanding (in 000's)                           15,016        15,000        13,849        10,356        10,000
        Period end shares outstanding (in 000's)             17,000        15,000        15,000        13,000        10,000

     Balance Sheet Data:
        Total assets                                         24,832        25,160        24,022        30,496        22,886
        Working deficit                                      (5,868)      (20,370)      (14,332)       (3,400)       (3,400)
        Short-term debt                                       9,422        20,700        15,500         7,127           500
        Long-term obligations                                20,130        17,000        20,000        27,021        28,000
        Shareholders' deficit                               (14,096)      (23,601)      (18,566)      (13,534)      (12,610)

     Performance Data:
        Loss on total assets                                  (29.5)%       (19.4)%       (30.2)%       (12.3)%        (3.4)%
     Capital Ratio:
        Quick ratio                                            72.9%         35.9%         36.6%         80.0%         54.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Revenues for the year ended December 31, 2003 were $19.5 million, compared to $20.3 million and $18.3 million for the years ended December 31, 2002 and 2001, respectively. Net loss was $7.3 million for 2003, an increase of $2.4 million, or 49.7 %, from the loss of $4.9 million for 2002. For 2001, net loss was $7.2 million. Basic and diluted net loss per share was $0.49 per share for 2003, compared to $0.33 per share for 2002 and $0.52 per share for 2001.

Liquidity and Going Concern

As of December 31, 2003, the Company's current liabilities exceeded its current assets by $5.9 million. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2003 the Company had total outstanding debt of $29,552,417 of which $9,422,915 is due in 2004. As of December 31, 2003 the Company had an accumulated deficit of $36,747,674 and total stockholders' deficit of $14,096,928.

The Company incurred operating losses of $5,112,748, $3,118,300 and $4,903,676 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred net losses of $7,315,693, $4,886,397 and $7,245,774 for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash used in operating activities was $6,805,337, $2,031,793 and $4,382,413 for the years ended December 31, 2003, 2002 and 2001, respectively. Funds provided by net borrowings and stock sales amounted to $8,552,417, $2,200,000 and $3,351,882 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management has made significant achievements during 2003 to address the going concern issue and will continue to work to address these uncertainties by continuing its efforts to increase revenues and control costs with the goal of achieving profitability. Management has raised $14.7 million in preferred stock during 2003 and also was able to raise $2.0 million thru the sale of common stock during 2003. As of the April 14, 2004, management sold an additional $3.0 million in common stock and expects to sell an additional $2.5 million worth of stock during the second quarter of 2004. The additional equity raised during 2004 will be used to pay down debt which will significantly reduce the amount of debt burden. Most of the debt obligations coming due during 2004 are project financing based and will generate cash collections through the collection of project receivables and billings. These collections on the projects along with the expected additional equity are believed by management to be sufficient to cover Telesource's 2004 obligations. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2004 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and within Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2004 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $27,214,000 of the Company's total debt of $29,552,417.


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

Impairment of Long-Lived Assets

When we undergo changes in our business, including the closure or relocation of facilities, we may have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required. Telesource did not incur any impairment of long-lived assets for equipment or other assets during 2003, 2002 or 2001.

The investment in sales-type lease along with our property, plant and equipment are considered to be a long-lived assets. Based on the anticipated cash flows for the assets along with the current revenues and expenses and an evaluation of future changes in the market and economic outlook as well as the length of the contractual commitment, Telesource does not believe any impairment was indicated at December 31, 2003.

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

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

                                                                   December 31
                                                    ------------------------------------------   ------------
                                                        2003           2002           2001         Inception
                                                    ------------   ------------   ------------   ------------
Total minimum lease payments to be received         $ 11,160,000     13,320,000     15,480,000     21,600,000
Add:  Operation and maintenance fee                    3,100,000      3,700,000      4,300,000      6,000,000
                                                    ------------   ------------   ------------   ------------
     Minimum lease payments receivable                14,260,000     17,020,000     19,780,000     27,600,000

Less: unearned income                                  2,998,429      4,140,589      5,427,360      9,750,000
                                                    ------------   ------------   ------------   ------------

     Net investment in sales-type lease             $ 11,261,571     12,879,411     14,352,640     17,850,000
                                                    ============   ============   ============   ============

When Telesource recognized the net investment in sales-type lease at the inception of the agreement in June 1997, Telesource also recognized a loss on the sale of Phase I in the amount of $1,748,713. In 1998, Telesource recognized a loss on the sale of Phase II in the amount of $12,521,457 (equal to the entire amount of the construction costs for Phase II, as there were no additional minimum lease payments related to this phase). The loss recognized on the sale of Phase II was recognized when the contract for Phase II was executed in November 1998.

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

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

                                                             ----------------------------------
                                                                    Twelve Months Ended
                                                                        December 31,
                                                             ----------------------------------
                                                               2003         2002         2001
                                                             --------     --------     --------
          Revenues:
             Construction revenues                               73.6%        81.5%        64.7%
             Construction revenues - related party                 --          4.1           --
             Construction revenues on power plants                 --           --         22.1
             Service fees - power generation plant               16.1          5.6          4.7
             Sales, net                                           0.4          1.5          0.7
             Sales, net - related party                           0.2          0.4           --
             Rental income                                        1.3          0.3           --
             Rental income - related party                         --           --           --
             Management fees - related party                      2.6          0.3           --
             Finance lease revenues                               5.8          6.3          7.8
                                                             --------     --------     --------
                   Gross revenues                               100.0        100.0        100.0
          Costs and expenses:
             Construction costs                                  81.5         78.2         67.8
             Construction costs on power plants                    --           --         19.1
             Operations & maintenance costs -
               power generation plant                            13.4          6.0          6.3
                                                             --------     --------     --------
                   Gross profit                                   5.2         15.8          6.8
          Operating expenses:
             Salaries and employee benefits                       8.5          8.4         10.1
             Occupancy and equipment                              2.0          1.7          3.1
             General and administrative                          20.9         20.9         20.4
                                                             --------     --------     --------
                   Total operating expenses                      31.4         31.0         33.6

                   Operating loss                               (26.3)       (15.3)       (26.8)
          Other income (expense):
             Interest income                                       --           --          0.2
             Interest expense                                   (10.9)        (8.8)       (13.1)
             Other income, net                                     --          0.1          0.2
                                                             --------     --------     --------
                   Total other expense                          (10.9)        (8.7)       (12.7)
                   Loss before income taxes                     (37.2)       (24.0)       (39.5)
             Income tax expense                                  (0.4)          --         (0.1)
                                                             --------     --------     --------
                   Net loss                                     (37.6)       (24.0)       (39.6)
                                                             ========     ========     ========

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2003:

     Contracts as of December 31, 2002                                   $ 17,472,516
     New contracts, change orders and claims added during 2003             12,006,997
                                                                         ------------
                                                                           29,479,513

     Less: Contract revenue for 2003                                       14,381,282
                                                                         ------------

     Balance at December 31, 2003                                        $ 15,098,231
                                                                         ============

Comparison of the twelve months ended December 31, 2003 and 2002

Construction Revenues. Construction revenues, including related party, decreased 17.4% to $14.4 million in 2003 from $17.4 million in 2002. The decreased in construction revenues is attributed to the completion of the airport expansion project and the lower revenues from the prison project. The backlog was $15.1 million at December 31, 2003 and was $17.5 million at December 31, 2002.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 178% to $3.1 million in 2003 from $1.1 million in 2002. The big increase in service fees - power generation plant is attributed to the $2.0 million revenues from the operation and maintenance of two diesel power plants in Fiji which was awarded to the Company by Fiji Electric Authority during 2003 for 20 years. The energy conversion agreement covered the take-over and operation of the two facilities in Kinoya, and Vuda, Fiji.

Sales Revenues, Net. Sales revenues decreased 74% to $103,486 in 2003 from $397,376 in 2002. Sales to SHBC decreased to $30,992 in 2003 from $89,998 in 2002. Sales to SHBC are not expected to increase in future periods.

Rental Income. Rental income increased to $247,026 in 2003 from $68,209 in 2002. The increase in rental income was a result of short term lease agreement signed in 2003 with the Guam Power Authority to assist the local utility in clean up efforts from a super typhoon, Pongsona, which struck Guam in December 2002.

Service Fees. Service fees increased to $511,926 in 2003 from $34,640 in 2002. The increase is a result of Telesource providing project management services to third parties.

Finance Lease Revenues. Finance lease revenues decreased 11% to $1.1 million in 2003 from $1.3 million in 2002. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2010.

Expenses

Construction Costs. Total construction costs (includes related party and third party) were flat at $15.9 million for 2003 and 2002.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 113% to $2,612,363 in 2003 from $1,224,202 in 2002. The increase in operation and maintenance costs was due to $1.4 million from Fiji's operation and maintenance of two power plants added during 2003.

Salaries and Employee Benefits. Salaries and employee benefits decreased 3% to $1.7 million in 2003 from $1.7 million in 2002. The decrease in salaries and employee benefits is attributed to management's continuing efforts to reduce costs during 2003.

Occupancy and Equipment. Occupancy and equipment expenses increased 12% to $383,812 in 2003 from $342,189 in 2002. The increase in occupancy and equipment expense is attributed to additional occupancy expense incurred in Palau in the amount of $82,813 and $37,328 in Fiji during 2003.

General and Administrative Expenses. General and administrative expenses decreased 4% to $4.1 million in 2003 from $4.3 million in 2002. The decrease is attributed to lower bank service charges and taxes and licenses.

Other Expense, Net. Other expense increased 20% to $2.1 million in 2003 from $1.8 million in 2002. The increase is a result of increased borrowing costs due to the additional preferred stock issued during 2003.

Income Tax Expense. There was no income tax expense for 2003. Telesource had net operating loss carryforward at December 31, 2003 of approximately $34,340,000; however, Telesource International's subsidiary in Fiji had taxable income of $144,921 resulting in a tax expense of $74,947 in 2003 and none in 2002.


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

Service Fees. Service fees increased to $34,640 from none. The increase is a result of Telesource providing project management services to third parties. Service fees are not expected to generate a significant source of revenues in future periods.

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

Other Expense, Net. Other expense decreased 23.9% to $1.8 million in 2002 from $2.3 million in 2001. The decrease is a result of reduced borrowing costs due to declining interest rates for obtained for debt by Telesource.

Income Tax Expense. There was no income tax expense for 2002 as compared to income tax expense in 2001 of $19,440. Telesource had net operating loss carryforward at December 31, 2002 of approximately $27,024,000; however, Telesource International's subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.


Liquidity and Capital

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2003, 17,000,000 shares of Telesource International's common stock were issued and outstanding. Telesource had 15,000,000 shares issued and outstanding on December 31, 2002 until on December 29, 2003, when Telesource International sold 2 million shares of common stock at $1.00 per share to Al Amal Investments.

Cash used in operating activities during the twelve months ended December 31, 2003 and 2002 was $6.8 million and $2.0 million, respectively. The cash used in operating activities was principally due to the increase in costs and estimated earnings in excess of billings during 2003 of $2.5 million. Significant payments on accounts payable were made in 2003.

Cash used in investing activities was $504,523 for the twelve months ended December 31, 2003 as compared to net cash provided by investing activities of $128,236 for the twelve months ended December 31, 2002. The cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $639,523 which was due to the purchase of seven bucket trucks used on the super typhoon cleanup efforts on Guam during 2003.

Cash provided by financing activities generated $8.6 million for the twelve months ended December 31, 2003 as compared to $2.2 million for the same period in 2002. The cash generated by financing and from the proceeds from the sale of $11.7 million worth of preferred stock during 2003 along with $2 million of common stock.

Telesource International had a working capital deficit of $6 million at December 31, 2003 and $20.4 million at December 31, 2002. The decrease in the deficit is a result of all loans of $20.5 million, except for $7 million owed on the Commercial Bank of Kuwait credit line, becoming long term as of December 31, 2003. During 2003, the Company refinanced the balance of $13,000,000 loan from the Commercial Bank of Kuwait into monthly payments of $180,000 per month plus interest and a $2.2 million balloon payment due at maturity on March 4, 2009. The first payment of $180,000 started on February 4, 2004 and the final monthly payment to occur on March 4, 2009.


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

Telesource has forecasted cash inflows for the next twelve months from projects of $26 million, $4.0 million from the sale of common stock in the first quarter of 2004, and $2.0 million in additional borrowings. Telesource's forecasted cash outflows consist of $9.1 million in principal and interest payments on credit lines and $24.2 million for project costs and general and administrative expenses. Telesource had cash on hand balance at December 31, 2003 of $1.5 million and forecasted cash on hand after these collections and payments of $600,000 in December of 2004.

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


QUARTERLY RESULTS

The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2003. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                            QUARTERLY FINANCIAL DATA
             (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                            2003 QUARTERS ENDED
                                                     MARCH 31            JUNE 30           SEPT. 30            DEC. 31
                                                  --------------     --------------     --------------     --------------
     Revenue                                      $    6,268,276          3,442,496          6,421,898          3,395,865
     Gross profit (loss)                          $    1,760,102           (228,328)           117,308           (643,027)
         As a percent of revenue                            28.1%               6.6%               1.8%              18.9%
     Net loss                                     $     (192,421)        (2,247,678)        (1,964,634)        (2,910,960)
         As a percent of revenue                             3.1%              65.3%              30.6%              85.7%
     Basic and diluted net loss per               $        (0.01)             (0.15)             (0.13)             (0.11)
     share
     Market price:
        High                                      $         1.70               1.50               1.50               1.30
        Low                                       $         1.25               1.45               1.10               0.55

                                                                            2002 QUARTERS ENDED
                                                     MARCH 31            JUNE 30           SEPT. 30            DEC. 31
                                                  --------------     --------------     --------------     --------------
     Revenue                                      $    5,700,781          4,911,686          5,660,659          4,048,069
     Gross profit                                 $    1,446,661          1,239,889          1,536,650         (1,038,840)
         As a percent of revenue                            25.4%              25.2%              27.1%              25.7%
     Net loss                                     $     (713,598)          (831,803)          (251,821)        (3,089,175)
         As a percent of revenue                            12.5%              16.9%               4.5%              76.3%
     Basic and diluted net loss per share         $        (0.05)             (0.06)             (0.02)             (0.20)
     Market price:
        High                                      $         2.45               1.75               1.62               1.40
        Low                                       $         1.50               0.82               1.30               1.35

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

An increase in interest rates of 1.0% at December 31, 2003 would increase Telesource's interest expense on adjustable loans by approximately $175,000 per year. A decrease in interest rates of approximately the same amount, $175,000.

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

PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

Investment Considerations

Telesource International - Risks related to construction activities
--------------------------------------------------------------------

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

Telesource International - Risks related to power generation activities
------------------------------------------------------------------------

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

Telesource International - Other risks
--------------------------------------

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

Telesource International's largest stockholder and its affiliates own approximately 66.7% of the common stock, and their interest may not be the same as the minority stockholders who will have little or no influence over Telesource International's activities.

The largest stockholder, SHBC, is able to control the outcome of all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to Telesource's certificate of incorporation and approval of significant corporate transactions. SHBC owns beneficially approximately of 66.7% of the common stock.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     December 31, 2003 (unaudited) and 2002

                                    Assets                                        2003             2002
                                                                              ------------     -----------
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                $  1,487,280         244,723
     Accounts receivable                                                         5,707,929       3,818,268
     Current portion of net investment in sales-type lease                       1,776,646       1,617,840
     Costs and estimated earnings in excess of billings                          3,560,452       5,448,663
     Prepaid expenses and other current assets                                     398,441         261,379
                                                                              ------------     -----------
                 Total current assets                                           12,930,748      11,390,873

Net investment in sales-type lease - long term                                   9,484,925      11,261,571
Property, plant, and equipment, net                                              2,288,562       2,317,617
Other assets                                                                       128,063         190,274
                                                                              ------------     -----------
                 Total assets                                                 $ 24,832,298      25,160,335
                                                                              ============     ===========

                     Liabilities and Stockholders' Deficit

Current liabilities:
     Current portion of long-term debt                                        $  9,422,195      20,700,000
     Accounts payable                                                            6,236,225       3,879,364
     Accounts payable - related party                                              657,618       3,736,283
     Accrued expenses                                                            2,150,103       3,320,338
     Billings in excess of costs and estimated earnings                            246,559              --
     Income taxes payable                                                               --              --
     Other current liabilities                                                      86,304         125,000
                                                                              ------------     -----------
                 Total current liabilities                                      18,799,004      31,760,984

Long-term debt                                                                  20,130,222      14,000,000
Convertible preferred stock. $0.01 par vaule, authorized 10,000,000 shares, issued, and outstanding 9,799,999 and 2,000,000 shares
     at December 31, 2003 and 2002, respectively                                        --       3,000,000
                                                                              ------------     -----------
                 Total liabilities                                              38,929,226      48,760,984
                                                                              ------------     -----------
Stockholders' deficit:
Convertible preferred stock. $0.01 par vaule, authorized 10,000,000 shares, issued, and outstanding 9,799,999 and 2,000,000 shares
     at December 31, 2003 and 2002, respectively                                14,700,000              --
     Common stock, $0.01 par value. Authorized 50,000,000 shares, issued, and outstanding 17,000,000 and 15,000,000 shares
        at December 31, 2003 and 2002, respectively                                170,000         150,000
     Additional paid-in capital                                                  7,777,225       5,797,225
     Accumulated deficit                                                       (36,747,674)    (29,431,981)
     Accumulated comprehensive income (loss):
        Foreign currency translation                                                 3,521        (115,893)
                                                                              ------------     -----------
                 Total stockholders' deficit                                   (14,096,928)    (23,600,649)

Commitments and contingencies (note 16)
                                                                              ------------     -----------
                 Total liabilities and stockholders' deficit                  $ 24,832,298      25,160,335
                                                                              ============     ===========

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2003, 2002, and 2001

                                                              2003             2002            2001
                                                          ------------     -----------     -----------
                                                           (unaudited)
Revenues:
     Construction revenues                                $ 14,381,282      16,565,696      11,823,772
     Construction revenues - related party                          --         838,331              --
     Construction revenues on power plants                          --              --       4,052,600
     Service fees - power generation plant                   3,142,655       1,130,172         858,336
     Sales, net                                                 72,494         307,378         130,674
     Sales, net - related party                                 30,992          89,998             256
     Rental income                                             247,026          68,209           1,675
     Rental income - related party                                  --              --              --
     Service fees                                              511,926          34,640              --
     Service fees - related party                                   --              --              --
     Finance lease revenue                                   1,142,160       1,286,771       1,418,456
                                                          ------------     -----------     -----------
                 Gross revenues                             19,528,535      20,321,195      18,285,769

Costs and expenses:
     Construction costs                                     15,910,117      15,912,633      12,381,495
     Construction costs on power plants                             --              --       3,504,258
     Operation and maintenance costs:
        Power generation plant                               2,612,363       1,224,202       1,159,132
                                                          ------------     -----------     -----------
                 Gross profit                                1,006,055       3,184,360       1,240,884
                                                          ------------     -----------     -----------
Operating expenses:
     Salaries and employee benefits                          1,656,035       1,702,139       1,848,905
     Occupancy and equipment                                   383,812         342,189         560,476
     General and administrative                              4,078,956       4,258,332       3,735,179
                                                          ------------     -----------     -----------
                 Total operating expenses                    6,118,803       6,302,660       6,144,560
                                                          ------------     -----------     -----------
                 Operating loss                             (5,112,748)     (3,118,300)     (4,903,676)
                                                          ------------     -----------     -----------
Other income (expense):
     Interest income                                                 2           2,768          32,829
     Interest expense                                       (2,137,074)     (1,791,328)     (2,399,145)
     Other income, net                                           9,074          20,463          43,658
                                                          ------------     -----------     -----------
                 Total other expense                        (2,127,998)     (1,768,097)     (2,322,658)
                                                          ------------     -----------     -----------
                 Loss before income taxes                   (7,240,746)     (4,886,397)     (7,226,334)

Income tax expense                                              74,947              --          19,440
                                                          ------------     -----------     -----------
                 Net loss                                 $ (7,315,693)     (4,886,397)     (7,245,774)
                                                          ============     ===========     ===========
Basic and diluted net loss per share                      $      (0.49)          (0.33)          (0.52)

Weighted average shares outstanding                         15,016,438      15,000,000      13,849,315

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income (Loss)

            Years ended December 31, 2003 (unaudited), 2002, and 2001

                                                      Preferred stock              Common stock
                                                --------------------------   -------------------------   Additional
                                                                                                Par        paid-in     Accumulated
                                                   Shares         Value         Shares         value       capital       deficit
                                                -----------    -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000                             --             --    13,000,000       130,000     3,817,225   (17,299,810)
Exercise of 2,000,000 warrants
     for common stock at
     $1 per share                                        --             --     2,000,000        20,000     1,980,000            --
Net loss                                                 --             --            --            --            --    (7,245,774)
Foreign currency translation
     adjustment                                          --             --            --            --            --            --

Comprehensive income (loss)
                                                -----------    -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001                             --             --    15,000,000       150,000     5,797,225   (24,545,584)

Net loss                                                 --             --            --            --            --    (4,886,397)
Foreign currency translation
     adjustment                                          --             --            --            --            --            --

Comprehensive income (loss)
                                                -----------    -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2002                             --             --    15,000,000   $   150,000     5,797,225   (29,431,981)

Reclassification of convertible preferred
     stock, 2,000,000 shares                      2,000,000      3,000,000            --            --            --            --

Sale of convertible preferred stock
     4,666,666 shares at $1.50 per share          4,666,666     11,700,000            --            --            --            --

Sale of common stock
     2,000,000 shares at $1.50 per share                 --             --     2,000,000        20,000     1,980,000            --

Net loss                                                 --             --            --            --            --    (7,315,693)
Foreign currency translation
     adjustment                                          --             --            --            --            --            --

Comprehensive income (loss)
                                                -----------    -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003                      4,666,666    $14,700,000    17,000,000   $   170,000     7,777,225   (36,747,674)
                                                ===========    ===========   ===========   ===========   ===========   ===========

                                                               Accumulated       Total
                                               Comprehensive  comprehensive  stockholders'
                                                    loss      income (loss)     deficit
                                                -----------    -----------    -----------
Balance at December 31, 2000                                      (181,057)   (13,533,642)
Exercise of 2,000,000 warrants
     for common stock at
     $1 per share                                        --             --      2,000,000
Net loss                                         (7,245,774)            --     (7,245,774)
Foreign currency translation
     adjustment                                     213,147        213,147        213,147
                                                -----------
Comprehensive income (loss)                      (7,032,627)
                                                ===========    -----------    -----------
Balance at December 31, 2001                                        32,090    (18,566,269)

Net loss                                         (4,886,397)            --     (4,886,397)
Foreign currency translation
     adjustment                                    (147,983)      (147,983)      (147,983)
                                                -----------
Comprehensive income (loss)                      (5,034,380)
                                                ===========    -----------    -----------
Balance at December 31, 2002                                      (115,893)   (23,600,649)

Reclassification of convertible preferred
     stock, 2,000,000 shares                             --             --      3,000,000

Sale of convertible preferred stock
     4,666,666 shares at $1.50 per share                 --             --     11,700,000

Sale of common stock
     2,000,000 shares at $1.50 per share                 --             --      2,000,000

Net loss                                         (7,315,693)            --     (7,315,693)
Foreign currency translation
     adjustment                                     119,414        119,414        119,414
                                                -----------
Comprehensive income (loss)                      (7,196,279)
                                                ===========    -----------    -----------
Balance at December 31, 2003                                         3,521    (14,096,928)
                                                               ===========    ===========

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

            Years ended December 31, 2003 (unaudited), 2002, and 2001

                                                                                   2003            2002           2001
                                                                               ------------    -----------    -----------
                                                                                (unaudited)
Cash flows from operating activities:
     Net loss                                                                  $ (7,315,693)    (4,886,397)    (7,245,774)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation                                                             533,578        501,554        411,425
           Changes in assets and liabilities:
              Receivables                                                        (1,889,661)      (667,651)     5,357,495
              Prepaid expenses and other current assets                            (137,062)       126,750        140,328
              Costs and estimated earnings in excess of billings                  2,134,770     (2,742,707)    (3,114,724)
              Net investment in sales-type lease                                  1,617,840      1,473,229      1,341,544
              Other assets                                                           62,211          4,573         40,621
              Accounts payable                                                     (721,803)     4,172,519     (2,884,056)
              Accrued expenses                                                   (1,170,235)       197,264      1,521,035
              Income taxes payable                                                   74,947        (19,440)        14,694
              Other liabilities                                                       5,771       (191,487)        34,999
              Estimated costs to complete power plant                                                   --             --
                                                                               ------------    -----------    -----------
                 Net cash used in operating activities                           (6,805,337)    (2,031,793)    (4,382,413)
                                                                               ------------    -----------    -----------
Cash flows from investing activities:
     Proceeds from maturity of certificate of deposit                                    --             --      1,000,000
     Proceeds from sale of equipment                                                135,000         13,922         30,267
     Capital expenditures                                                          (639,523)      (142,158)      (833,959)
                                                                               ------------    -----------    -----------
                 Net cash provided by (used in)
                    investing activities                                           (504,523)      (128,236)       196,308
                                                                               ------------    -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term debt                                                14,932,483     11,400,000      6,500,000
     Payments of long-term debt                                                 (20,080,066)   (12,200,000)    (5,148,118)
     Proceeds from sale of preferred stock                                       11,700,000      3,000,000             --
     Proceeds from exercise of stock warrants                                     2,000,000             --      2,000,000
                                                                               ------------    -----------    -----------
                 Net cash provided by financing activities                        8,552,417      2,200,000      3,351,882
                                                                               ------------    -----------    -----------
                 Net increase (decrease) in cash
                    and cash equivalents                                          1,242,557         39,971       (834,223)

Cash and cash equivalents at beginning of year                                      244,723        204,752      1,038,975
                                                                               ------------    -----------    -----------
Cash and cash equivalents at end of year                                       $  1,487,280        244,723        204,752
                                                                               ============    ===========    ===========
Supplemental disclosure:
     Cash paid during the year for interest                                    $  2,153,656      2,112,655      2,879,739
     Cash paid during the year for income taxes                                          --         19,440             --
     Amount of interest capitalized during the year                                      --             --             --

Noncash transactions:
     Issuance of common stock in satisfaction of
        trade payables                                                                   --             --             --

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


The preceding consolidated financial statements as of December 31, 2003 and for the year ended December 31, 2003 and related notes to the consolidated financial statements are unaudited. The Company's external auditors are expected to complete the annual audit of Telesource by the end of April 2004 and the Company will file an amendment as soon as practical to update the 10-K to reflect the external audit report.

(1)  Background

     Telesource International, Inc. (Telesource or the Company) was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (SHBC), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, and radio towers, and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company's facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company's subsidiaries or for resale to customers outside of the mainland.

     The Company conducts its operations through three subsidiaries. The Company's Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company's energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operates a branch office in Guam. The Company's second subsidiary, Commsource International, Inc., is an international export company that facilitates the purchase of equipment in the U.S. The Company's third subsidiary, Telesource Fiji, Ltd., handles the Company's power generation activities in Fiji. The Company's Palau operations are handled directly by the Company.

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


                                     F-5                             (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource CNMI Inc., Commsource International, Inc., and Telesource Fiji, Ltd. All significant intercompany transactions and accounts have been eliminated.

     (b)  Liquidity and Going Concern

          As of December 31, 2003, the Company's current liabilities exceeded its current assets by $5,868,256. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2003 the Company had total outstanding debt of $29,552,417 of which $9,422,195 is due in 2004. As of December 31, 2003 the Company had an accumulated deficit of $36,747,674 and total stockholders' deficit of $14,096,928.

          The Company incurred operating losses of $5,112,748, $3,118,300, and $4,903,676 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company incurred net losses of $7,315,693, $4,886,397, and $7,245,774 for the years ended December 31, 2003,
          2002, and 2001, respectively.

          Cash used in operating activities was $6,805,337, $2,031,793, and $4,382,413 for the years ended December 31, 2003, 2002, and 2001, respectively. Funds provided by net borrowings and stock sales amounted to $8,552,417, $2,200,000, and $3,351,882 for the years ended
          December 31, 2003, 2002, and 2001, respectively.

          The Company's net working capital deficiency, total stockholders' deficit, recurring losses, and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management intends to work to address these uncertainties by continuing its efforts to increase revenues and control costs with the goal of achieving profitability. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2004 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and in the country of Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2004 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $27,214,000 of the Company's total debt of $29,552,417.

     (c)  Cash Equivalents

          Telesource records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.


                                     F-6                             (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     (d)  Foreign Currency

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

     (e)  Deposits in Excess of Federal Deposit Insurance Corporation Insurance

          The Company maintains cash in accounts in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000.

     (f)  Revenue Recognition

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


                                     F-7                             (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


          borne by the customer at the time of transfer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

     (g)  Property, Plant, and Equipment

          Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to depreciate the cost over the estimated economic lives of the assets. Depreciable lives used for financial reporting purposes are as follows:

                                                                 Estimated
                          Asset description                     useful life
          -----------------------------------------------    -------------------
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

     (h)  Impairment of Long-lived Assets

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

     (i)  Income Taxes

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


                                     F-8                             (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

          The Company's subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the "Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States," which adopted the Internal Revenue Code as the local territorial income tax. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes (GRT). In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $400,509, $1,037,861, and $567,301 in 2003, 2002, and 2001,
          respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

     (j)  Use of Estimates

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

     (k)  Fair Value of Financial Instruments

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

     (l)  Stock Based Compensation

          The Company uses the intrinsic value method of accounting for its stock based compensation programs.

          Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. The Company has adopted the disclosure-only provisions of SFAS 123, and applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on


                                     F-9                             (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


          the date of grant. Accordingly, the Company has not recognized compensation cost for its stock-based plans. If the Company had accounted for its stock-based compensation plans using the fair value recognition provision of SFAS 123, net loss and diluted earnings per share would have been increased to the pro forma amounts as follows:

                                                                 Years ended December 31
                                                         ---------------------------------------
                                                             2003          2002          2001
                                                         -----------    ----------    ----------
          Net loss as reported                           $(7,315,693)   (4,886,397)   (7,245,774)
               Less stock-based compensation
                  expense determined under fair
                  value method for all awards net
                  of related tax effects                      30,887        42,810        89,858
                                                         -----------    ----------    ----------
                           Pro forma, net loss           $(7,346,580)   (4,929,207)   (7,335,632)
                                                         ===========    ==========    ==========
          Basic and diluted loss per share:
               As reported                               $     (0.49)        (0.33)        (0.52)
               Pro forma                                       (0.49)        (0.33)        (0.53)

(3)  Customer and Credit Concentrations

     The Company has a concentration with three major customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $2.3 million, $2.4 million, and $2.3 million for 2003, 2002, and 2001, respectively. Another major customer, SHBC, is the Company's parent corporation and principal stockholder. SHBC is a major customer of the Company's subsidiary, Commsource International, which is involved in the trading of U.S. fabricated products. Revenues from SHBC were 0.2%, 4.6%, and 0% of the Company's total revenues for 2003, 2002, and 2001, respectively. Receivables from SHBC were $0 and $0 at December 31, 2003 and 2002, respectively. The third major customer is the Commonwealth Ports Authority
     (CPA). In 2001, the Company was contracted to construct an airport expansion project on the island of Tinian by the CPA. The Company recognized revenues of $1.8 million, $10.8 million, and $7.9 million from the CPA for 2003, 2002, and 2001, respectively. The forth major customer is the Department of Public Work (DPW) in the Commonwealth of Northern Mariana Islands. In 2002, the Company was contracted to construct a prison for the DPW on the island of Saipan. The Company recognized revenues of $6.5 million and $5.3 million for 2003 and 2002 from the DPW. The fifth major customer is the Fiji Electric Authority (FEA). The Company signed a 20 year operations and maintenance agreement with the FEA in April 2003 and recognized revenues from the FEA of $2.0 million in 2003.

     Upon commissioning of the Company's power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from the customer over the term of the agreement. The par value balance of promissory notes outstanding was $11.2 million and $13.3 million as of December 31, 2003 and 2002, respectively. The discounted value of the promissory notes was $8.8 million and $10.1 million at December 31, 2003 and


                                     F-10                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     2002, respectively. The discounted value of the operation and maintenance fee was $2.5 million and $2.8 million at December 31, 2003 and 2002, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 11.3% and 10.9% of the Company's revenues for 2003 and 2002, respectively. Gross receivables for the investment in sales-type lease were $14,260,000 and $17,020,000 at December 31, 2003 and 2002,
     respectively.

(4)  Accounts Receivable

     Accounts receivable consist of the following at December 31, 2003 and 2002:

                                                                                December 31
                                                                       ------------------------------
                                                                            2003             2002
                                                                       -------------    -------------
     Construction contracts completed and in progress                  $   2,518,511        1,714,204
     Construction material sales                                                  --               --
     Retainages                                                            3,136,262        1,842,015
     Other                                                                    53,156          262,049
                                                                       -------------    -------------
                                                                       $   5,707,929        3,818,268
                                                                       =============    =============

     Retainages are all due within the next 12 months. Provisions taken as an allowance for doubtful accounts during 2003 and 2002 were $38,972 and $0, respectively.

(5)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

     Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

                                                                                December 31
                                                                       ------------------------------
                                                                            2003             2002
                                                                       -------------    -------------
     Costs incurred on uncompleted contracts                           $  15,910,117       15,912,633
     Estimated earnings (loss)                                            (1,528,835)       1,491,394
                                                                       -------------    -------------
                                                                          14,381,282       17,404,027

     Less billings to date                                                10,423,694       11,955,364
                                                                       -------------    -------------
                                                                       $   3,957,588        5,448,663
                                                                       =============    =============
     Included in the accompanying consolidated
         balance sheet under the following captions:
            Costs and estimated earnings in excess of billings         $   3,560,452        5,448,663
            Billings in excess of costs and estimated earnings               246,559               --

     See note 3 for a description of customer concentrations.


                                     F-11                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(6)  Property, Plant, and Equipment

                                                                  2003          2002
                                                              -----------   -----------
     Leasehold improvements                                   $   191,892       189,128
     Automobiles                                                  925,346       276,482
     Construction machinery and equipment                       3,677,753     3,670,277
     Office furniture and equipment                               702,191       668,510
     Computer and communication equipment                         176,543       158,687
     Construction in progress                                                        --
                                                              -----------   -----------
                                                                5,673,725     4,963,084

     Less accumulated depreciation and amortization             3,385,163     2,645,467
                                                              -----------   -----------
                   Net property, plant, and equipment         $ 2,288,562     2,317,617
                                                              ===========   ===========

     Total depreciation expense was $533,578, $501,554 and $411,425 in 2003, 2002, and 2001, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

(7)  Investment in Sales-type Lease

     The Company's contract with one customer (Commonwealth Utilities Corporation (CUC)) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly payments as a part of its production fee of $0.02 per Kwh produced for the first 5,140,000 Kwh produced each month (Base Load) plus $0.065 per Kwh for any amount produced beyond the Base Load of 5,140,000 each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2003 and 2002 were not in excess of the estimated fair value of the services performed.


                                     F-12                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

                                                                December 31
                                                        ---------------------------   June 20, 1997
                                                            2003           2002         inception
                                                        ------------   ------------   ------------
     Guaranteed monthly payment                         $ 11,160,000     13,320,000     21,600,000
     Minimum operation and maintenance fee                 3,100,000      3,700,000      6,000,000
                                                        ------------   ------------   ------------
                   Total minimum lease
                      payments receivable                 14,260,000     17,020,000     27,600,000

     Less unearned income                                  2,998,429      4,140,589      9,750,000
                                                        ------------   ------------   ------------
                   Net investment in sales-type
                      lease                             $ 11,261,571     12,879,411     17,850,000
                                                        ============   ============   ============

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

     Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant at the rate of $0.02 per Kwh produced of $1,131,144, $1,130,172, and $858,336 for the years ended December 31, 2003, 2002, and 2001, respectively.

(8)  Long-term Debt and Credit Arrangements

     Long-term debt consists of the following at December 31, 2003 and 2002:

                                                                                              December 31
                                                                                   ------------------------------------
                                                                                        2003                  2002
                                                                                   --------------        --------------
        The Hongkong and Shanghai Banking Corporation, Limited, advances on
            $7,500,000 credit line, due in full on March 31, 2003, including interest of 0.5% above the bank's base lending rate ( % at December
            31, 2003) secured by an irrevocable standby letter of credit for
            $7,500,000 issued by Alahli Bank of Kuwait, and guaranteed by SHBC, along with three (3) Commonwealth Utilities Corporation negotiable promissory notes valued at $540,000 and a
            and a corporate guarantee of Telesource International, Inc.                        --             7,500,000


                                     F-13                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


        Bent Marketing Limited loan, bearing interest of 7.0% per annum,
            unsecured and maturing on December 31, 2005.                                1,680,000             1,100,000

        Bank of Hawaii loan, due in lump sum on June 3, 2004, interest payable monthly at 0.5% above the bank's base rate (4.00 % at December 31,
            2003), secured by an irrevocable standby letter of credit for
            $2,000,000 issued by Al Ahli Bank of Kuwait, guaranteed
            by SHBC.                                                                    1,662,500             1,900,000

        Bank of Hawaii loan, advances on credit line, due in full on June 3,
            2004, including interest of 1.5% above bank's base rate (4.00% at
            December 31, 2003), secured by twenty-one (21) Commonwealth
            Utilities Corporation negotiable promissory notes valued at
            $3,780,000 and a
            corporate guarantee of Telesource International, Inc.                         525,017               600,000

        Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 11, 2004. Due in 90 days from date of drawdown including interest of 9.5% at December 11, 2004 secured by assignment of specific invoice from billing on the West Tinian
            Airport Airside improvement project, guaranteed by Telesource
            International Inc. and
            one of its officers                                                           430,375               600,000

        Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December
            11, 2003 and $1,000,000 on April 11, 2004, including interest of
            3.9517%. The loan is guaranteed by Sayed Hamid Behbehani and Sons
            Co., WLL                                                                    1,000,000             3,000,000

        Commercial Bank of Kuwait loan, due in installments, including interest, from February 19, 2004 through November 23, 2005. The note bears interest at LIBOR plus 3%. The loan is guaranteed by Sayed Hamid
            Behbehani and Sons Co., WLL. The schedule of maturities is detailed below. Should the Company default on an installment payment, the
            entire loan and accrued interest become due and payable                    13,000,000            20,000,000

        Commercial Bank of Kuwait loan, due on March 31, 2004 with quarterly payment of interest of 3.35%.


                                     F-14                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


            Principal payment on maturity.                                              7,500,000                    --

        Al Ahli Bank  loan due on September 4, 2004 with variable
            payment of interest of .0475%.                                              3,526,812                    --

        ANZ loan due on October 1, 2004 with interest of 7.75%
            payable on monthly installment                                                117,492                    --

        ANZ loan due on July 17, 2007 with interest of 8%
            payable on monthly installment                                                110,221                    --
                                                                                   --------------        --------------
                        Notes payable to banks                                         29,552,417            34,700,000

        Less current portion                                                            9,422,195            20,700,000
                                                                                   --------------        --------------
                        Total long-term debt                                       $   20,130,222            14,000,000
                                                                                   ==============        ==============


     The Company's debt agreements contain various covenants. The Company was in compliance with these covenants or obtained waivers for the year ended December 31, 2003.

     Scheduled maturities of debt outstanding as of December 31, 2003 are as follows:

               Year ending December 31:
                   2004                           $    9,422,195
                   2005                               20,130,222
                                                  --------------
                                                  $   29,552,417
                                                  ==============


(9)  Preferred Stock

     On December 9, 2002, the Company entered into a Preferred Stock Subscription Agreement with Al Soor Consulting for Financial Management Co., W.L.L. (Al Soor), whereby Al Soor agreed to purchase 4,000,000 shares of newly designated series A convertible preferred stock, at a purchase price of $1.50 per share of series A convertible preferred stock or a total amount of $6,000,000. The sale of the 4,000,000 shares of series A preferred stock occurred in two tranches of 2,000,000 shares each on December 16, 2002 and on March 3, 2003. The Company received the proceeds of $3,000,000 from the first tranche on December 16, 2002 and issued 2,000,000 shares of Series A Preferred Stock to Al Soor. The Company has agreed to provide two promissory notes for a total value of $360,000 to the holder as collateral for dividends.

     On March 31, 2003, the Company and Al Soor agreed to restructure the Certificate of Designation underlying the preferred stock sold to Al Soor in December of 2002. The restructuring involves the elimination of the collateral provided to Al Soor, elimination of the redemption feature (the preferred stock


                                     F-15                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

     On March 20, 2003, the Company completed a $1,000,000 offering of 666,666 shares of Series A, 6% convertible preferred stock. On July 18, 2003, the Company completed a $700,000 offering of 466,666 shares of Series A, 6% convertible preferred stock. On August 15, 2003, the Company completed a $2,500,000 offering of 1,666,667 shares of Series A, 6% convertible preferred stock which matures in five years. On August 29, 2003, the Company completed a $500,000 offering of 333,333 shares of Series A, 6% convertible preferred stock. The preferred stock sold has been to three unrelated third parties. The Company has the option to force a conversion of all issued preferred stock into common stock at maturity. On December 15, 2003, the Company completed a $4,000,000 offering of 2,666,667 shares of Series A, 6% convertible preferred stock. The preferred stock sold has been to four unrelated third parties. The Company has the option to force a conversion of all issued preferred stock into common stock at maturity. As of December 31, 2003, the total number of shares of preferred stock issued and outstanding was 9,799,999 shares.

     In January 2002, Telesource agreed to issue warrants to SHBC to purchase 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants expired unused on December 31, 2003.

     In 2003, Telesource agreed to issue warrants to the purchasers of the preferred stock sold for the purchase of 2,499,999 shares of Telesource's common stock at an exercise price of $1.50 per share. The warrants issued in 2003 will expire on dates ranging from July 18, 2008 to December 15, 2008.

     On December 31, 2003, 17,000,000 shares of the Company's common stock were issued and outstanding. The Company sold 2,000,000 shares of common stock to an investor, Al Amal Investments, on December 29, 2003 at $1 per share. Proceeds from the sale were received by the Company on December 29, 2003.


                                     F-16                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

(11) Earnings Per Share

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                               Years ended December 31
                                                   -----------------------------------------------
                                                        2003             2002             2001
                                                   -------------    -------------    -------------
     Numerator - basic and diluted loss
         per share - net loss                      $  (7,315,693)      (4,886,397)      (7,245,774)

     Denominator - basic and diluted loss
         per share - common stock outstanding         15,016,438       15,000,000       13,849,315

     Basic and diluted earnings per share                  (0.49)           (0.33)           (0.52)

     For 2003, options to purchase 225,000 shares of common stock at a price of $1.25 and 9,799,999 shares of preferred stock were outstanding but not included in the computation of diluted earnings per share.

     For 2002, options to purchase 225,000 shares of common stock at a price of $1.25 and 3,000,000 shares of preferred stock were outstanding but not included in the computation of diluted earnings per share as the effect of the options would be anti-dilutive. For 2001, options to purchase 225,000 shares of common stock at a price of $1.25 were outstanding but not included in the computation of diluted earnings per share as the effect of the options would be anti-dilutive.

(12) Stock Option Plans

     The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123, the Company's net income would have been changed to the pro forma amounts indicated in note 2 of the notes to consolidated financial statements.


                                     F-17                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001:

                                         2003           2002           2001
                                     -----------    -----------    -----------
     Risk free interest rate                  4%             4%             5%
     Expected volatility                     30%            30%            30%
     Expected lives (in years)                8%             8%             9%
     Expected dividend yield                                --             --

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

     Changes in options outstanding are summarized as follows:

                                                   December 31, 2003             December 31, 2002             December 31, 2001
                                              --------------------------    --------------------------    --------------------------
                                                Weighted                      Weighted                      Weighted
                                                 average      Exercise         average      Exercise         average      Exercise
                                                 shares         price          shares         price          shares         price
                                              -----------    -----------    -----------    -----------    -----------    -----------
     Options outstanding at January 1             225,000    $      1.25        225,000    $      1.25             --    $        --
     Granted                                           --                            --             --        225,000           1.25
     Exercised                                         --                            --             --             --             --
     Cancelled                                         --                            --             --             --             --
                                              -----------                   -----------                   -----------
     Options outstanding at December 31           225,000                       225,000           1.25        225,000           1.25
                                              ===========                   ===========                   ===========

     Options exercisable at December 31           225,000                       150,000           1.25         75,000           1.25
     Shares available for future grant at
          December 31                              60,000                                       60,000                        60,000

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


                                     F-18                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant.

     All Stock Option Plans

     As of December 31, 2003, the Company has issued only 225,000 options with an exercise price of for all 225,000 options of $1.25 per share. These 225,000 options were issued on January 1, 2001, vest 33.3% on each anniversary date, and are exercisable for 10 years from date of grant. The remaining contractual life for these options is six and one half years.

(13) Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

     Derivative financial instruments - Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize exchange rate risk.

     Fair value disclosures - The carrying amounts of cash and cash equivalents, trade receivables, other current assets, accounts payable, amounts included in investments and accruals meeting the definition of financial instruments and short-term debt approximate fair value.

     Standby letters of credit and financial guarantees - In the ordinary course of business with customers, vendors, and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $22.5 million at December 31, 2003. The Company's management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14) Related-party Transactions

     Certain of the Company's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 66.7% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed in writing to not bid projects within the United States and its possessions. Additionally, SHBC and SHBC's majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $1,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and SHBC's majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. Also see note 8.

     Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties.


                                     F-19                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

     The following table provides a summary of financial information related to all services provided to SHBC by the Company:

                                                           Years ended December 31
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
     Construction revenues                           $       --      838,331           --
     Sales                                               30,992       89,998          256
     Rental income                                           --           --           --
     Service fees                                            --           --           --
                                                     ----------   ----------   ----------
                 Total related party revenues        $   30,992      928,329          256
                                                     ==========   ==========   ==========

     The following table summarizes all balances related to transactions with SHBC as of the end of each period:

                                                                     2003          2002
                                                                  ----------   ----------
     Accounts payable to SHBC                                     $  657,618    3,736,283
     Other current liabilities                                            --      125,000

     The Company held an investment in Telebond Insurance Corporation at December 31, 2003, in the amount of $77,695. The Company purchased insurance from Telebond and paid premiums of $45,863, $59,760, and $23,566 during the years ended December 31, 2003, 2002, and 2001, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company's projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company's President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation's board of directors and as President of Telebond, and owns 10% of the stock of Telebond.


                                     F-20                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(15) Income Taxes

     Income tax expense consists of:

                                                 Current       Deferred       Total
                                               -----------   -----------   -----------
     Year ended December 31, 2003:
          U.S. Federal                         $                                    --
          State and local                                                           --
          U.S. possession                                                           --
          Foreign                                   74,947                      74,947
                                               -----------   -----------   -----------
                                               $    74,947            --        74,947
                                               ===========   ===========   ===========
     Year ended December 31, 2002:
          U.S. Federal                         $        --            --            --
          State and local                               --            --            --
          U.S. possession                               --            --            --
          Foreign                                       --            --            --
                                               -----------   -----------   -----------
                                               $        --            --            --
                                               ===========   ===========   ===========
     Year ended December 31, 2001:
          U.S. Federal                         $        --            --            --
          State and local                               --            --            --
          U.S. possession                               --            --            --
          Foreign                                   19,440            --        19,440
                                               -----------   -----------   -----------
                                               $    19,440            --        19,440
                                               ===========   ===========   ===========

     The foreign tax was incurred in connection with the Company's operations in Fiji and is based upon earnings within Fiji. The average tax rate for Fiji was 31%. In 2003, 2002, and 2001, the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.


                                     F-21                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                            2003             2002
                                                                       -------------    -------------
     Deferred tax assets:
          Contribution carryover                                       $      10,000           10,000
          Net operating loss carryforwards                                12,431,626        9,603,605
          Accrued expenses                                                   382,583          312,866
                                                                       -------------    -------------
                      Total gross deferred tax assets                     12,824,209        9,926,471

     Less valuation allowance                                            (12,677,983)      (9,814,562)
                                                                       -------------    -------------
                      Net deferred tax asset                                 146,226          111,909
                                                                       -------------    -------------
                      Deferred tax liability - excess tax over
                         book depreciation                             $    (146,226)        (111,909)
                                                                       =============    =============

     The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $12,677,983 and $9,814,562, respectively. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $2,863,421 and an increase of $2,104,619, respectively. The net deferred tax asset at December 31, 2003 and 2002 was also fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $34,340,000. The net operating loss carryforwards expire in the years 2017 through 2023. The 2001 deferred tax assets for the net operating loss carryforwards have been adjusted to actual amounts.

(16) Commitments and Contingencies

     Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2003 are:

               Year ending December 31:
                    2004                           $   149,804
                    2005                               115,978
                    2006                                30,746
                    2007                                12,938
                                                   -----------
                                                   $   265,782
                                                   ===========

     Lease expense was $250,169, $181,043, and $452,045 for the years ended December 31, 2003, 2002, and 2001, respectively.


                                     F-22                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999, and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002, which has been extended to July 3, 2004. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 during 2000 and remaining at $270,000 per year until July 3, 2003. The payment of cash bonuses to Mr. Semikian will be at the Board's discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family.

     The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002, which has been extended to July 3, 2004. Under the terms of the agreement, Mr. Zayed's responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board's discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the original agreement with Mr. Curley is from April 1, 2001 to October 1, 2003, which has been renewed to October 1, 2005. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $165,000 during the period from April 1, 2001 to October 31, 2001, and $175,000 from November 1, 2001 to October 1, 2004. The payment of cash bonuses to Mr. Curley will be at the Board's discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

     The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


                                     F-23                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


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

                                                                  December 31, 2003
                                           ----------------------------------------------------------------
                                               Power
                                             generation
                                                and
                                            construction
                                              of power
                                               plants          Trading        Construction         Total
                                           -------------    -------------    -------------    -------------
     Revenue                               $   4,284,815          103,486       15,140,234       19,528,535
     Interest income                                  --               --                2                2
     Interest expense                          1,120,951               --        1,016,123        2,137,074
     Depreciation and amortization                71,492          171,640          290,446          533,578
     Income tax expense                           74,947               --               --           74,947
     Net loss                                   (551,501)              --       (7,867,194)      (7,315,693)
     Total capital expenditures                  522,673               --          116,850          639,523
     Total assets                             12,500,918        1,007,491       11,323,889       24,832,298

                                                                  December 31, 2002
                                           ----------------------------------------------------------------
                                               Power
                                             generation
                                                and
                                            construction
                                              of power
                                               plants          Trading        Construction         Total
                                           -------------    -------------    -------------    -------------
     Revenue                               $   2,416,943          397,376       17,506,876       20,321,195
     Interest income                                  --               --            2,768            2,768
     Interest expense                          1,791,328               --               --        1,791,328
     Depreciation and amortization                 4,125           22,502          474,927          501,554
     Income tax expense                               --               --               --               --
     Net loss                                   (602,712)        (233,465)      (4,050,220)      (4,886,397)
     Total capital expenditures                       --           37,083          105,075          142,158
     Total assets                             14,053,008        3,592,187        7,515,140       25,160,335


                                     F-24                            (Continued)

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                                  December 31, 2001
                                           ----------------------------------------------------------------
                                               Power
                                             generation
                                                and
                                            construction
                                              of power
                                               plants          Trading        Construction         Total
                                           -------------    -------------    -------------    -------------
     Revenue                               $   6,329,392          130,930       11,825,447       18,285,769
     Interest income                                  --               --           32,829           32,829
     Interest expense                          2,250,000               --          149,145        2,399,145
     Depreciation and amortization                 4,125           35,785          371,515          411,425
     Income tax expense                           19,440               --               --           19,440
     Net loss                                   (618,294)         (91,802)      (6,535,678)      (7,245,774)
     Total capital expenditures                    7,748            3,209          823,002          833,959
     Total assets                             14,655,720        3,788,569        5,577,238       24,021,527

     The basis used to attribute revenues to individual countries is based upon where the services are provided.

     The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of the Northern Mariana Islands in the amount of $2,273,304, $2,416,943, and $2,276,792, for 2003, 2002, and 2001,
     respectively. The construction revenues recognized for the expansion of two power plants in Fiji are included under the power generation segment and were $2,011,511, $0, and $4,052,600 for 2003, 2002, and 2001, respectively.

     Revenues from the Company's related party, SHBC, were $30,992, $89,998, and $256 for 2003, 2002, and 2001, respectively. All other revenues recognized within the construction segment for all periods presented were earned in the Commonwealth of Mariana Islands.

     Trading revenues generated by the Company's Guam office were $72,494, $307,378, and $130,205 for 2003, 2002, and 2001, respectively. All other revenues recognized within the trading segment for all periods presented were earned in the United States.

     Long-lived assets located in the Commonwealth of the Northern Mariana Islands were $11.4, $13.7 million, and $15.7 million as of December 31, 2003, 2002, and 2001, respectively. Long-lived assets located in Fiji were $148,694, $12,206, and $0 as of December 31, 2003, 2002, and 2001,
     respectively. Long-lived assets located in Palau were $38,207, $0 and $0 as of December 31, 2003, 2002 and 2001, respectively.

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


ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" excluding the Board Compensation Committee Report and the stock price performance graph is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 annual meeting of stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Ownership of Securities" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" is incorporated by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 annual meeting of stockholders.

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Telesource International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets--December 31, 2003 (unaudited) and 2002

Consolidated Statements of Operations--Years Ended December 31, 2003 (unaudited), 2002 and 2001

Consolidated Statements of Cash Flows--Years Ended December 31, 2003 (unaudited), 2002 and 2001

Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 2003 (unaudited), 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedules are included in this Form 10-K report:

None.

(b) Reports on Form 8-K:

None.


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

                         TELESOURCE INTERNATIONAL, INC.
                                         (Registrant)



Date  April 14, 2004                     /s/ K.J. Semikian
                                         -------------------------------------
                                         K.J. Semikian
                                         President and Chief Executive Officer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 11, 2002.

    /s/ Ralph Beck                       Chairman of the Board of Directors
    -----------------------------
    Ralph Beck

    /s/ K.J. Semikian                    Director, President and Chief Executive
    -----------------------------        Officer
    K.J. Semikian

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

Dated:  April 14, 2004                    By: /s/ KJ Semikian
                                          -------------------------------------
                                          KJ Semikian
                                          President and Chief Executive Officer

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

Dated:  April 14, 2004                    By:   /s/ Bud Curley
                                                ------------------------------
                                                Bud Curley
                                                Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                       EXHIBIT DESCRIPTION
      -------                      -------------------

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