Form 10-K/A
period 2003-12-31
TELESOURCE INTERNATIONAL INC
filed 2004-07-08
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 0-2564

                         TELESOURCE INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

--------------------------------------------------------------------------------
           Delaware                          6770                59-3671568
--------------------------------------------------------------------------------
State or other jurisdiction of   PRIMARY STANDARD INDUSTRIAL   I.R.S. Employer
Incorporation or organization    CLASSIFICATION CODE NUMBER   Identification No.
--------------------------------------------------------------------------------


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (630) 620-4787

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (Title of each class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
Yes [_] No [X]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates of the Registrant on December 31, 2003 was approximately $5,310,250.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on June 11, 2004: 20,500,000 shares.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.   Business...........................................................  3

Item 2.   Properties ........................................................ 10

Item 3.   Legal Proceedings ................................................. 11

Item 4.   Submission of Matters to a Vote of Security Holders ............... 11

Item 4A   Executive Offices of the Registrant................................ 12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................ 13

Item 6.   Selected Financial Data ........................................... 15

Item 7.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition ....................................... 15

Item 7A   Quantitative and Qualitative Disclosures About Market Risk......... 34

Item 8.   Financial Statements and Supplementary Data .......................F-1

Item 8A   Equity Compensation Plan Information......... ..................... 40

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 41

Item 9A   Controls and Procedures............................................ 41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 42

Item 11.  Executive Compensation ............................................ 43

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 44

Item 13.  Certain Relationships and Related Transactions .................... 45

Item 14.  Principal Accountant Fees and Services ............................ 46

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 47

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2003 of Telesource International, Inc. is being filed to include the audited financial statements for the fiscal year ended December 31, 2003, and disclosures under
Section 8 and 9A which were previously excluded from the Form 10-K filing on April 15, 2004.


PART I

ITEM 1. BUSINESS

GENERAL

Telesource International is an international engineering and construction company, constructing single family homes, airports, and radio towers, and engaged in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands, a U.S. Territory, Telesource operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. Telesource International's facility in Lombard, Illinois, handles the procurement, export and shipping of U.S. fabricated products for use by its subsidiaries or for resale to customers in the southwest Pacific.

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

Active Construction Projects and Services
-----------------------------------------

In January 2003, Telesource received a Notice of Award for a $5.9 million contract for construction services on the second phase of the Palau National Capitol Relocation Project. Funding for the project has come through a grant from the Government of Taiwan. The project is for the supply and installation of claddings and ornamental trims to the President's Building, the Executive Building, the Legislative Building, and the Judiciary Building. The project also includes the construction of a mechanical and electrical yard, a drainage system with wastewater handling and a pumping station. The contract is valued at $5.9 million and was 14.6% complete at December 31, 2003. This project is expected to be completed by August 2004.

In January 2003, Telesource agreed to deliver heavy equipment to Guam for use by the Federal Emergency Management Agency and the Guam Power Authority to assist in typhoon recovery efforts underway on Guam. The Guam Power Authority issued a purchase order to lease equipment to be used in the cleanup efforts in connection with super typhoon Pongsona, which severely damaged the electrical distribution network on Guam. Telesource airlifted bucket trucks owned by Telesource from the U.S. mainland to Guam. The trucks were used to replace overhead electrical lines damaged during the super typhoon. The contract value for this assistance amounted to $918,933 and was completed during the second quarter of 2003.

In March 2003, Telesource received a Notice of Award for a $5.7 million contract to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands for an agency of the U.S. Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau. The existing station was constructed by Telesource and began operations in 2000. The expansion of this radio relay station is for the addition of two short wave antennas. This contract was 53.5% complete at December 31, 2003, and is expected to be completed by mid-2004.

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The three power plants are located in Kinoya, Vuda and Labasa, Fiji. Telesource and the Fiji Electric Authority have completed and executed the Energy Conversion Agreement, which covers the take-over and operation of two of the facilities with the third facility to be taken over during 2004.

In February 2002, through a competitive bidding process, Telesource was awarded a contract to construct a 334-bed prison in accordance with the requirements specified by the U.S. Department of Justice. This contract is valued at $17.8 million and was 66.0% complete as of December 31, 2003. The prison project is expected to be completed in late 2004.

In May 2002, Telesource received a contract to design and construct a 10-year landfill in the Republic of Palau. In December 2002, the scope of this contract was modified to call for the design and permiting of a 50-year landfill and construction of a road to the landfill. The contract is valued at $1.6 million and was 51% complete at December 31, 2003. The landfill project is expected to be completed in mid 2004.

Completed Construction Projects and Services
--------------------------------------------

In July 2002, Telesource received a Notice of Award for a contract to construct the New Belau National Museum project in the Republic of Palau. Funding for the project has come through a grant from the Government of Taiwan. The project consists of the renovation of the small original Museum building and the design and construction of a museum building totaling approximately 15,500 square feet. The project also includes the development of an outdoor amphitheater and terraced seating into the natural grade of the project site. The design phase of the project began in late July 2002 with physical construction starting in March 2003. The contract is valued at $2.3 million and was 75.5% complete at December 31, 2003. The museum project is expected to be completed in mid 2004.

In August 2001, through a competitive bidding process, Telesource International was awarded a contract to construct a radio broadcast station in Lebanon. This contract is valued at $1.5 million and was completed as of December 31, 2002.

In December 2001, through a competitive bidding process, Telesource was awarded a contract to install an overhead transmission line on the island of Tinian. This contract is valued at $1.0 million and was completed as of December 31, 2002.

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

In 2000, through a competitive bidding process, Telesource International was awarded a contract to construct a 7,800 linear foot airport runway on the Island of Tinian. This contract is valued at $19.0 million and was completed March 11, 2004.

In 1999, through a competitive bidding process, Telesource International was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government agency. These are government-subsidized, low-income housing units. This project was completed as of December 31, 2002. Management believes that there may be additional contracts or phases to this project in the future, though there can be no assurances that additional phases will be contracted or that Telesource International would be successful in being awarded any such contract.

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

     * The transfer of the ownership of the properties to the client at the end of the contract.

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

In 2000, Telesource International was contracted to expand two existing power stations in Fiji, and to add additional power generators with a combined production capacity of 32 Mwh for a fixed price of approximately $12.1 million. This project was completed in late 2001 at a cost of $11.1 million. Performance for this contract was divided between Telesource International and Telesource Fiji, Ltd., a subsidiary of Telesource International, based on the location and type of service to be performed. The contract with the customer reflected this arrangement. This contract was a performance pay contract (i.e., as specified milestones were reached, Telesource billed the customer and receives payments within 30 days).

Power Plant Operation and Maintenance
-------------------------------------

Our agreement with the governmental agency in the Commonwealth of the Northern Mariana Islands is an example of a power plant operation and maintenance project. Under the terms of this agreement, Telesource International designed, financed and built the power plant. Telesource International obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York branch. For the construction of the first phase of this power plant, Telesource International is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

Telesource International has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource International has a first lien. In the event of the governmental agency is unable to meet its obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource International may sell, lease, assign or transfer the power plant or any part of the plant equipment.

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

In May 2001, the governmental agency and Telesource executed Change Order No. 3 to the Tinian Power Plant Contract. Change Order No. 3 provides a suspension in the Escalator on the variable payments from January 1, 2001 to December 31, 2005. This Change Order extends the term of the contract from an expiration of 10 years following commissioning of the last constructed phase (currently Phase II was commissioned in March 2000 and therefore the contract was to have expired in March 2010) to an new expiration date of March 31, 2020. Change Order No. 3 does not include an expansion of the power generation capacity of the power plant. The power plant will continue to operate at its current maximum generation capacity of 20 Mwh. Effectively, the contract has been extended for an additional 10 years. Power rates agreed to under the original contract and Change Order No. 1 remain unchanged. Change Order No. 3 does provide the customer with an early termination option related to the extended agreement beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and to pay an early termination fee of $6,000,000. Change Order No. 3 prohibits the customer from purchasing power from any source other than Telesource for the first 30 MW. The expanded agreement executed under Change Order No. 3 only extends the power generation contract term and does not require additional performance by Telesource, with respect to construction activities.

Potential Future Power Plant Construction and Power Supply
----------------------------------------------------------

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource International from taking advantage of the expected growth in demand. In the U.S., two-thirds of the country's installed plants are 25 or more years old and need to be replaced and repowered, principally with new gas combustion turbines. The world's use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use is expected for developing Asia and Central and South

America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource International also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource International to find alternative solutions up to and including having Telesource International locate the needed project financing. Without the additional energy, Telesource International believes that many of the infrastructure upgrades envisioned by local governments will be unable to occur. In Telesource International's experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource International a minimum amount of power consumption, coupled with long-term operation and maintenance contracts.

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

Telesource International also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In some cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of opportunities. Many of the companies competing in this market have substantially greater resources. Telesource International believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Telesource to continue to compete effectively in the development market if and when opportunities arise. Presently, Telesource International believes there are a number of opportunities for project development worldwide for projects similar to those previously developed by Telesource. However, Telesource International is currently evaluating whether it should seek development opportunities in other areas outside of the South Pacific to diversify its activities.

Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, Telesource International may consider merger and acquisition proposals when they appear to present an opportunity to enhance stockholder value. Telesource International is not involved in any of these discussions or negotiations at this time and there can be no assurance than any appropriate opportunity will present itself.

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

Telesource International was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the Federal Aviation Administration "FAA") and consequently, U.S. Treasury Listed Bonding was required. During 2002, Telesource was required to provide bonding for the prison project on the island of Saipan. This project has partial funding from the U.S. Government and therefore, U.S. Treasury Listed Bonding was required. In order to secure the required bonding, Telesource's largest shareholder, SHBC, provided a letter of credit to the surety equal to 100% of the contract value of $17 million. Telesource International's ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. Currently Telesource is required to provide collateral equal to 100% of the surety bond by Telesource International's surety company.

Employees
---------

Telesource International presently employs 196 people, consisting of 17 employees in management, 27 engineers and technical staff members, 15 support staff members and 137 hourly employees. All of Telesource International's employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

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


ITEM 2. PROPERTIES

Properties
----------

Telesource International maintains leased office space and leases land for storage of construction equipment. Telesource International's Mariana subsidiary's head office in the Commonwealth of the Northern Mariana Islands is leased for a term which extends through December 2004. In Fiji, the Republic of Palau, and the corporate offices in Illinois, Telesource has office space leased on a month-to-month basis. Management believes its existing arrangements for its office facilities are adequate.


ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

The Commonwealth Port Authority (CPA) and Telesource are currently in negotiations over the final billing for the West Tinian Airport Project (WTA). As of December 31, 2003, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA. Telesource claims that in addition to the retentions recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract. No revenue for this additional work has been reflected in the accompanying consolidated financial statements. Although CPA has acknowledged that work was performed outside of the original contract scope, it has requested additional documentation before it will make a final determination regarding payment on the additional work and the retentions. Telesource believes that the resolution of this matter will not have a material adverse effect on its financial condition. No lawsuits have been filed in connection with this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and backgrounds of Telesource International's executive officers are as follows:

 Name and Age; Years                     Principal Occupation for Past
 Served as Director                     Five Years; Other Directorships
----------------------        --------------------------------------------------
Khajadour Semikian            Khajadour Semikian,  President,  joined Telesource
Age 50                        International in September 1996. From January 1986
Director Since 1995           to  December  1996,  Mr.  Semikian  was  Assistant
                              General Manager with Sayed Hamid Behbehani & Sons.
                              Mr.  Semikian  has also  served as a director  for
                              Computhink   Incorporated  since  1994,   Telebond
                              Insurance   Corporation   and  Retsa   Development
                              Incorporated since 1998, and as President of Telebond Insurance Corporation since 1998.

Nidal Zayed                   Nidal  Zayed,  Executive  Vice  President,  joined
Age 43                        Telesource  International  in January  1996. He is
Director Since 1998           also engaged in the practice of law. He received a
                              law degree from Loyola University School of Law in
                              1985  and  a  B.A.  in   Accounting   from  Loyola
                              University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Bud Curley                    Mr. Curley joined Telesource  International as its
Age 40                        Chief Financial  Officer in September 1999.  Prior
                              to September  1999, Mr. Curley served as the Chief
                              Financial  Officer,  Secretary and Executive  Vice
                              President  for  Surety  Capital   Corporation  and
                              Surety Bank,  N.A. from 1996 to 1999. From 1993 to
                              1996,   Mr.  Curley   served  as  Surety   Capital
                              Corporation and Surety Bank, N.A.'s Controller and
                              Senior  Vice   President.   In  1989,  Mr.  Curley
                              received a B.A. in Business Administration from the University of Texas. He has also served as a director for Surety Capital Corporation and Surety
                              Bank, N.A. from 1998 to 1999.

Jeff Karandjeff               Mr. Karandjeff joined Telesource  International as
Age 36                        Secretary  in 1997.  From October 1996 to February
                              1997,   Mr.   Karandjeff  was  an  Associate  with
                              Schoenberg, Fisher, Newman & Rosenberg, LTD. He received a law degree from Loyola University
                              School of Law in 1993 and a Bachelors Degree from Massachusetts Institute of Technology in 1988.

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

                                                HIGH       LOW
                                               ------     -----
        2003
        First Quarter......................     1.70       1.25
        Second Quarter.....................     1.50       1.45
        Third Quarter......................     1.50       1.10
        Fourth Quarter.....................     1.10       0.55

        2002
        First Quarter......................     2.45       1.50
        Second Quarter.....................     1.75       0.82
        Third Quarter......................     1.62       1.30
        Fourth Quarter.....................     1.40       1.35

As of June 11, 2004, the latest stock quote for Telesource was $1.15 per share.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities in the following transactions during 2003 and for the five months ended May 31, 2004:

     o On December 29, 2003 we issued 2,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $2,000,000.

     o On January 27, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

     o On April 20, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

     o On April 28, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

     o On May 10, 2004 we issued 500,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000

HOLDERS. As of May 31, 2004, there were 192 shareholders of record.

DIVIDENDS. Telesource began paying dividends during 2003 on the preferred stock which was issued on the following dates:

            Date Preferred Stock      Number of Shares of
                 Was Issued         Preferred Stock Issued
           -----------------------  ----------------------

           December 16, 2002                     2,000,000
           March 6, 2003                         2,000,000
           March 20, 2003                          666,666
           July 18, 2003                           466,666
           August 15, 2003                       1,666,667
           August 19, 2003                         333,333
           October 6, 2003                         666,667
           November 18, 2003                     1,333,333
           December 8, 2003                        333,333
           December 15, 2003                       333,334
           Total                                 9,799,999

Holders of Series A Preferred Stock are entitled to receive dividends when and as declared by the Board of Directors. Telesource is precluded from declaring or paying dividends on common stock unless all required dividends have been paid in full on Series A Preferred Stock. As of December 31, 2003, Telesource has declared $569,475 of dividends on the Series A Preferred Stock and has paid $365,117.

No dividends were paid on Telesource's common stock during 2003 or 2002, and Telesource does not anticipate that it will pay dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included elsewhere in this Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                                       Twelve Months Ended
                                                                                           December 31,
                                                                 -----------------------------------------------------------------
                                                                    2003          2002          2001          2000          1999
                                                                 ---------     ---------     ---------     ---------     ---------
Income Statement Data:  ($ in 000's)
   Construction revenues                                         $  14,381     $  16,566     $  11,824     $   7,810     $   1,079
   Construction revenues - related party                                --           838            --           852         2,181
   Construction revenues on power plants                                --            --         4,053           536            --
   Service fees - power generation plant                             2,968         1,130           858           692           305
   Sales, net                                                           44           307           131           872           161
   Sales, net - related party                                           --            90            --           198           181
   Other revenues                                                    2,633         1,390         1,420         1,545         1,366
   Other revenues - related party                                       --            --            --            84           815
                                                                 ---------     ---------     ---------     ---------     ---------
            Gross revenues                                          20,026        20,321        18,286        12,590         6,088

   Construction costs                                               15,871        15,913        12,382         7,145         2,932
   Construction costs on power plants                                   --            --         3,504           496            --
   Operations & maintenance costs - power generation plant           2,589         1,224         1,159           991           638
   Other cost                                                          697
                                                                 ---------     ---------     ---------     ---------     ---------
            Gross profit (loss)                                        869         3,184         1,241         3,958         2,518

   Salaries and employee benefits                                    1,646         1,702         1,849         1,580           693
   Occupancy and equipment                                             381           342           561           535           246
   General and administrative expenses                               3,983         4,258         3,735         3,359         1,480
   Impairment of long-lived asset                                       76            --            --            --            --
                                                                 ---------     ---------     ---------     ---------     ---------
            Operating (loss) income                                 (5,217)       (3,118)       (4,904)       (1,516)           99
   Other income (expense):
       Interest income                                                  --             3            33           125           251
       Interest expense                                             (1,416)       (1,791)       (2,399)       (2,427)       (1,132)
       Other income, net                                                72            20            44            80            14
                                                                 ---------     ---------     ---------     ---------     ---------
             Total other expense                                    (1,344)       (1,768)       (2,322)       (2,222)         (867)
   Loss before taxes                                                (6,561)       (3,118)       (7,226)       (3,738)         (768)
   Income tax expense                                                   68            --            19             4            --
                                                                 ---------     ---------     ---------     ---------     ---------
   Net loss                                                      $  (6,629)    $  (4,886)    $  (7,245)    $  (3,742)    $    (768)
                                                                 =========     =========     =========     =========     =========

Preferred dividends                                                    570            --            --            --            --
                                                                 ---------     ---------     ---------     ---------     ---------
Net loss applicable to common stockholders                       $  (7,199)       (4,886)    $  (7,245)    $  (3,742)    $    (768)
                                                                 =========     =========     =========     =========     =========

Common Share Data:
   Net loss per share                                                (0.48)        (0.33)        (0.52)        (0.36)        (0.08)
   Weighted average common shares outstanding (in 000's)            15,016        15,000        13,849        10,356        10,000
   Period end shares outstanding (in 000's)                         17,000        15,000        15,000        13,000        10,000

Balance Sheet Data:
   Total assets                                                     24,783        25,160        24,022        30,496        22,886
   Working capital deficit                                          (5,558)      (20,370)      (14,332)       (3,400)       (3,400)
   Short-term debt                                                   9,242        20,700        15,500         7,127           500
   Long-term obligations                                            20,310        17,000        20,000        27,021        28,000
   Shareholders' deficit                                           (13,967)      (23,601)      (18,566)      (13,534)      (12,610)

Performance Data:
   Loss on total assets                                              (26.8)%       (19.4)%       (30.2)%       (12.3)%        (3.4)%
Capital Ratio:
   Quick ratio                                                        69.9%         35.9%         36.6%         80.0%         54.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Revenues for the year ended December 31, 2003 were $20.0 million, compared to $20.3 million and $18.3 million for the years ended December 31, 2002 and 2001, respectively. Net loss was $6.6 million for 2003, an increase of $1.7 million, or 35.7%, from the loss of $4.9 million for 2002. For 2001, net loss was $7.2 million. Basic and diluted net loss per share was $0.48 per share for 2003, compared to $0.33 per share for 2002 and $0.52 per share for 2001.

Liquidity and Going Concern

As of December 31, 2003, the Company's current liabilities exceeded its current assets by $5.6 million. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2003 the Company had total outstanding debt of $29,552,417 of which $9,242,195 is due in 2004. As of December 31, 2003 the Company had an accumulated deficit of $36,630,897 and total stockholders' deficit of $13,966,515.

The Company incurred operating losses of $5,217,223, $3,118,300 and $4,903,676 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred net losses of $6,629,441, $4,886,397 and $7,245,774 for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash used in operating activities was $6,283,959, $2,031,793 and $4,382,413 for the years ended December 31, 2003, 2002 and 2001, respectively. Funds provided by net borrowings and stock sales amounted to $8,187,300, $2,200,000 and $3,351,882 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. During 2003 management worked to address the going concern issue and will continue to work to address these uncertainties by continuing its efforts to increase revenues and control costs with the goal of achieving profitability. Management raised $11.7 million through the issuance of preferred stock during 2003 and also was able to raise $2.0 million through the sale of common stock during 2003. As of the May 31, 2004, the Company generated an additional $3.5 million in cash through the sale of common stock and expects to sell an additional $1.7 million worth of stock in June 2004. In each case such sales were made in private, unregistered sales of the Company's securities. The additional equity raised during 2004 will be used to pay down debt. Most of the debt obligations coming due during 2004 are project financing based and the Company expects to repay a protion of these obligations with cash generated through the collection of project receivables and billings. These collections on the projects along with the expected additional equity are believed by management to be sufficient to cover Telesource's 2004 obligations. Management expects the increase in revenues to be achieved by securing additional power generation operation and maintenance contracts during 2004 and through increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and within Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2004 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $27,214,000 of the Company's total debt of $29,552,417.


OPERATING SEGMENTS

Telesource's business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, ("CNMI") and construction of power plants occurred in Fiji. Construction services occurred in the CNMI and the Republic of Palau while trading activities occurred in the United States and the CNMI. Telesource is committed to completing the construction projects currently under contract; however, Telesource is not actively bidding on additional construction contracts and is concentrating its efforts on expanding its power generation services in the Pacific region.

OVERVIEW

During 2003, our cost of construction projects as a percentage of construction revenues increased to 110.4% from 91.4% in 2003 and 2002, respectively. The increase in costs as a percentage of construction revenues was due to project delays and additional unforeseen costs incurred on the projects. We have focused our attention on securing additional projects in the power generation segment and are working to complete the current construction projects we have on hand.

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K/A. Our consolidated gross profit decreased to $869,332 in 2003 from $3.2 million in 2002. Our consolidated net loss increased to $6.6 million in 2003 from $4.9 million in 2002, primarily due to the lower margin recognized on our construction segment.


RESULTS OF OPERATIONS

REVENUES

Overview

Telesource International is an international engineering and construction company, which has among its operations power generation and specialty construction services in the Commonwealth of the Northern Mariana Islands and the Republic of Palau. Telesource International operates a diesel fired electric power generation plant for the sale of electricity to the local power grid in CNMI. Telesource signed an agreement to take over the operation and maintenance of three diesel fired electric power generation plants in Fiji beginning in 2003 for a period of 20 years. Telesource International's facility in Lombard, Illinois handles the procurement, export and shipping of U.S. fabricated products for use by Telesource International's subsidiaries or for resale to customers outside of the mainland.

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

Revenue from construction and construction of power plants is recognized using the percentage-of-completion method of accounting based upon costs incurred and projected costs. Construction revenue includes revenues recognized by Telesource International, Inc.'s power plant construction segment and from other projects ranging from housing development to the construction of airports and prisons. The construction of power generation plants is considered by management to be a part of Telesource International, Inc.'s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods.

Construction revenues on power plants are recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. This revenue is separated on the face of the consolidated financial statements due to its origin within Telesource International's power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease at December 31, 2003, 2002 and 2001 are as follows:

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

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. Telesource recognized power generation revenues from billings at the rate of $0.02 per Kwh produced of $1,131,144, $1,130,172 and $858,336 for the years ended December 31, 2003, 2002 and 2001, respectively. No power generation income was recognized during 1998.

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

The total construction costs for the power plant were $32,120,170. A substantial portion (approximately $14,270,000) of the repayment to Telesource International for these construction costs is expected to come from the variable production fees that will be recognized as revenue when power is produced and billed to the customer. Due to the fact that the agreement does not provide for any minimum production fees, there is no guarantee that Telesource International will recover all of the construction costs incurred to construct the power plant; however, the agreement does require the customer to purchase 100% of its power from Telesource International until the maximum power generation capacity has been reached each month. The future minimum lease payments to be collected by Telesource are $2,760,000 each year through 2008 and $460,000 in 2009.

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

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

                                                       ----------------------------------
                                                              Twelve Months Ended
                                                                  December 31,
                                                       ----------------------------------
                                                         2003         2002         2001
                                                       --------     --------     --------
     Revenues:
        Construction revenues                              71.8%        81.5%        64.7%
        Construction revenues - related party                --          4.1           --
        Construction revenues on power plants                --           --         22.1
        Service fees - power generation plant              14.8          5.6          4.7
        Sales, net                                          0.2          1.5          0.7
        Sales, net - related party                           --          0.4           --
        Rental income                                       4.6          0.3           --
        Rental income - related party                        --           --           --
        Management fees - related party                      --          0.3           --
        Service fees                                        2.9           --           --
        Finance lease revenues                              5.7          6.3          7.8
                                                       --------     --------     --------
              Gross revenues                              100.0        100.0        100.0
     Costs and expenses:
        Construction costs                                 79.3         78.2         67.8
        Construction costs on power plants                   --           --         19.1
        Operations & maintenance costs -
          power generation plant                           12.9          6.0          6.3
        Rental costs                                        2.7           --           --
        Cost of Service                                     0.8           --           --
                                                       --------     --------     --------
              Gross profit                                  4.3         15.8          6.8
     Operating expenses:
        Salaries and employee benefits                      8.2          8.4         10.1
        Occupancy and equipment                             1.9          1.7          3.1
        General, administrative and other                  20.3         20.9         20.4
                                                       --------     --------     --------
              Total operating expenses                     30.4         31.0         33.6

              Operating loss                              (26.1)       (15.3)       (26.8)
     Other income (expense):
        Interest income                                      --           --          0.2
        Interest expense                                   (7.1)        (8.8)       (13.1)
        Other income, net                                   0.4          0.1          0.2
                                                       --------     --------     --------
              Total other expense                          (6.7)        (8.7)       (12.7)
              Loss before income taxes                    (32.8)       (24.0)       (39.5)
        Income tax expense                                 (0.3)          --         (0.1)
                                                       --------     --------     --------
              Net loss                                    (33.1)       (24.0)       (39.6)
                                                       ========     ========     ========

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2003:

     Balance as of December 31, 2002                              $17,472,516

     New contracts, change orders and claims added during 2003     12,006,997
                                                                  -----------
                                                                   29,479,513

     Less: Construction contract revenue recognized for 2003       14,381,282
                                                                  -----------

     Balance at December 31, 2003                                 $15,098,231
                                                                  ===========

The backlog balance represents work under contract which remains to be completed. The decrease in the amount of the backlog from $17.5 million to $15.1 million at December 31, 2002 and 2003, respectively, is due to management's efforts to concentrate future growth to occur within the power generation segment. Telesource is not actively bidding on additional construction projects. The decision by Telesource to stop bidding on additional construction projects is due to the low margins and losses Telesource has realized its construction activities.

Comparison of the twelve months ended December 31, 2003 and 2002

Construction Revenues. Construction revenues, including related party, decreased 17.4% to $14.4 million in 2003 from $17.4 million in 2002. The decrease in construction revenues is attributed to the completion of the airport expansion project and the lower revenues from the prison project. The backlog was $15.1 million at December 31, 2003 and was $17.5 million at December 31, 2002. Telesource is commited to completing the construction projects currently under contract; however, Telesource is not actively bidding on additional construction contracts. Construction revenues are expected to decrease in future periods.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 162.6% to $3.0 million in 2003 from $1.1 million in 2002. The significant increase in service fees - power generation plant is attributed to the $2.0 million revenues from the operation and maintenance of two diesel power plants in Fiji which was awarded to the Company by Fiji Electric Authority during 2003 and covers a period of 20 years. The energy conversion agreement covered the take-over and operation of the two facilities in Kinoya, and Vuda, Fiji. Telesource is concentrating its efforts on growing revenues power generation and expects to see additional growth in future periods.

Sales Revenues, Net. Sales revenues decreased 89% to $43,636 in 2003 from $397,376 in 2002. Sales to SHBC decreased to none in 2003 from $89,998 in 2002. Sales to SHBC are not expected to increase in future periods.

Rental Income. Rental income increased to $919,063 in 2003 from $68,209 in 2002. The increase in rental income was a result of short term lease agreement signed in 2003 with the Guam Power Authority to assist the local utility in clean up efforts from a super typhoon, Pongsona, which struck Guam in December 2002.

Service Fees. Service fees increased to $571,776 in 2003 from $34,640 in 2002. The increase is a result of Telesource providing project management services to third parties.

Finance Lease Revenues. Finance lease revenues decreased 11% to $1.1 million in 2003 from $1.3 million in 2002. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2010.

Expenses

Construction Costs. Total construction costs (includes related party and third party) were flat at $15.9 million for 2003 and 2002. While construction cost remained flat during 2003 as compared to 2002, construction revenues decreased 17.4% or from $17.4 million down to $14.4 million in 2002 and 2003, respectively. Construction cost increased as a percentage of revenue due to unforeseen delays encountered on the projects. The increase in cost resulted in lower margins and losses realized on construction projects.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 112% to $2,588,752 in 2003 from $1,224,202 in 2002. The increase in operation and maintenance costs was due to $1.4 million in additional costs from Fiji's operation and maintenance of two power plants during 2003.

Salaries and Employee Benefits. Salaries and employee benefits decreased 3% to $1.65 million in 2003 from $1.7 million in 2002. The decrease in salaries and employee benefits is attributed to management's continuing efforts to reduce costs during 2003.

Occupancy and Equipment. Occupancy and equipment expenses increased 11% to $380,576 in 2003 from $342,189 in 2002. The increase in occupancy and equipment expense is attributed to additional occupancy expense incurred in Palau in the amount of $82,813 and $34,092 in Fiji during 2003.

General  and  Administrative  Expenses.   General  and  administrative  expenses
decreased 7% to $4.0 million in 2003 from $4.3 million in 2002. The decrease is attributed to lower bank service charges and decreased taxes and licenses.

Other Expense, Net. Other expense decreased 24% to $1.3 million in 2003 from $1.8 million in 2002. The decrease is a result of lower interest expense due to a reduction in borrowings.

Income Tax Expense. Telesource recognized income tax expense on revenues recognized in Fiji for 2003 in the amount of $68,446. Telesource had net operating loss carryforwards for U.S. purposes at December 31, 2003 of approximately $32,000,000.


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

Service Fees. Service fees increased to $34,640 in 2002 from none in 2001. The increase is a result of Telesource providing project management services to third parties. Service fees are not expected to generate a significant source of revenues in future periods.

Finance Lease Revenues. Finance lease revenues decreased 9.3% to $1.3 million in 2002 from $1.4 million in 2001. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2010.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 28.5% to $15.9 million from $12.4 million for 2002 and 2001, respectively. The growth in construction costs is a direct result of an increase in construction activities, primarily due to the airport expansion project, the prison project and the museum project. Construction costs as a percentage of construction revenues were 91.4% and 104.7% for 2002 and 2001, respectively. The effective gross margin of 8.6% on construction activities during 2002 is attributed primarily to the airport project. Telesource recognized a gross margin for construction activities on the airport project of 1.5% on revenues of $9.0 million, which was 51.4% of Telesource's construction revenues for 2002. The airport's gross margin was affected by costs incurred on certain tasks at the airport project which are outside of the scope of the contract for an estimated cost of approximately $700,000. Management expects a change order to be executed in early 2003 which will cover these costs. In addition to these costs, Telesource incurred significant weather delays during the fourth quarter of 2002. Out of a total of 92 work days for the fourth quarter there were 84 days of work stoppage. The negative gross margin in 2001 on construction revenues is primarily attributed to a cost over run on the Kobblerville housing project due to delays encountered as a result of inclement weather. Additionally, there were delays in the processing of Telesource International's invoices by the Federal Housing Authority, which resulted in a delay in the collection of payments for the Kobblerville project. This ultimately led to an increase in interest expense incurred directly on this project, as well as increased costs for supplies. The weather delays and the delay in the processing of Telesource's invoices occurred during the first quarter of 2001 and were identified in connection with management's quarterly project review process. The cost estimates for the Kobblerville project were revised to $6,153,417 during 2001 from an estimated total costs of $4,830,000. The estimated profit for the Kobblerville project was reduced from $1,480,000 to $136,583. The change in estimate decreased profit on third party construction revenues by $1,343,417 and was reflected in 2001 operating results. This increase in estimated costs is attributed to the delays encountered in completing the project. The Kobblerville project was completed in December 2001.

Construction Costs on Power Plants. Construction costs on power plants were $0 in 2002 and $3.5 million in 2001. The decrease in construction costs on power generation plants is a result of Telesource completing a power plant construction contract for Fiji. The net margin realized in 2001 on the construction of power generation plants was 13.5%.

Operation and Maintenance Costs - Power Generation Plant. Operation and maintenance costs - power generation plant increased 5.6% to $1,224,202 in 2002 from $1,159,132 in 2001. The increase in operation and maintenance costs for the Tinian power plant is attributed to growth in power production during 2002. During 2002, Telesource realized increased revenue on power produced of 32.7%, which resulted in additional operation and maintenance cost of 5.6% for servicing costs. Telesource recognized a loss on power generation activities of $94,030 and $300,796 for the twelve months ended December 31, 2002 and 2001, respectively, which is attributed to management and staffing costs associated with the power plant exceeding the power production revenues. Telesource expects the Tinian power plant to become profitable in 2003.

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

Other Expense, Net. Other expense decreased 23.9% to $1.8 million in 2002 from $2.3 million in 2001. The decrease is a result of reduced borrowing costs due to declining interest rates for obtained by Telesource.

Income Tax Expense. There was no income tax expense for 2002 as compared to income tax expense in 2001 of $19,440. Telesource had net operating loss carryforwards at December 31, 2002 of approximately $27,024,000; however, Telesource International's subsidiary in Fiji had taxable income during 2001 and incurred an estimated tax liability of $19,440.

Liquidity and Capital

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2003, 17,000,000 shares of Telesource International's common stock were issued and outstanding. Telesource had 15,000,000 shares issued and outstanding on December 31, 2002. On December 29, 2003, when Telesource International sold 2 million shares of common stock at $1.00 per share in a private placement to Al Amal Investments.

Cash used in operating activities during the twelve months ended December 31, 2003 and 2002 was $6.3 million and $2.0 million, respectively. The cash used in operating activities was principally due to the net loss for the year. Collections on the net investment in the sales-type lease provided cash to make significant payments on accounts payable and accrued expenses in 2003.

Cash used in investing activities was $660,784 for the twelve months ended December 31, 2003 as compared to net cash provided by investing activities of $128,236 for the twelve months ended December 31, 2002. The cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $795,784 related to the purchase of seven bucket trucks used on the super typhoon cleanup efforts on Guam during 2003.

Cash provided by financing activities generated $8.2 million for the twelve months ended December 31, 2003 as compared to $2.2 million for the same period in 2002. The cash generated by financing activities came from the proceeds from the sale of $11.7 million worth of preferred stock during 2003 along with $2 million from the sale of common stock. Debt repayments resulted in a net reduction in amount of debt held by $5.1 million.

Telesource International had a working capital deficit of $5.6 million at December 31, 2003 and $20.4 million at December 31, 2002. The decrease in the deficit is a result of a restructuring of certain short-term loans which were refinanced as long-term loans. The Company extended the terms of $13,000,000 loan from the Commercial Bank of Kuwait into monthly payments of $180,000 per month plus interest and a $2.0 million balloon payment due at maturity on March 4, 2009. The first payment of $180,000 was due on February 4, 2004.


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

Telesource International currently expects that its existing cash balances, along with credit lines established in 2003, additional borrowings secured in the first five months of 2004, the sale of additional common stock in the amount of $3.5 million subsequent to year end, together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months.

Telesource has forecasted cash inflows for the next twelve months from projects of $26 million, $6.3 million from the sale of common stock in the first six months of 2004, and $2.0 million in additional borrowings. Telesource's forecasted cash outflows consist of $9.1 million in principal and interest payments on credit lines and $24.2 million for project costs and general and administrative expenses along with forecasted reduction in accounts payable and accrued expenses of $1.9 million. Telesource had cash on hand balance at December 31, 2003 of $1.5 million and forecasted cash on hand after these collections and payments of $600,000 in December of 2004.

Telesource International's present capital and financing will not be sufficient to finance future operations. Therefore, Telesource International plans to raise additional capital in 2004 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

CRITICAL ACCOUNTING POLICIES

Telesource believes its most critical accounting policies are related to revenue recognition on long-term contracts and the recoverability of long-lived assets.

Revenue Recognition on Long-Term Contracts

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


Impairment of Long-Lived Assets

The investment in sales-type lease along with our property, plant and equipment are considered to be a long-lived assets. When we undergo changes in our business, including the closure or relocation of facilities, we may have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required. During 2003, Telesource recognized an asset impairment charge of $76,186 related to certain equipment held by Telesource. Telesource did not incur any impairment of long-lived assets for equipment or other assets during 2002 or 2001.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not believe the adoption of FIN 46R will have a material effect on our financial position, results of operations, or cash flows.

FASB  Statement  No. 150,  Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In June 2001, FASB Statement No. 143, Accounting for Asset Retirement Obligations, was issued. Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 had no effect on the Company's financial statements.

In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. Statement No. 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from
Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of Statement 145 had no effect on the Company's financial statements.

In June 2002, FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of Statement 146 had no effect on the Company's financial statements.

In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34, was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation 45 had no effect on the Company's financial statements.

In  December  2002,   FASB  Statement  No.  148,   Accounting  for   Stock-Based
Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and adds to the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The adoption of Statement 132 had no effect on the Company's financial statements.


SUBSEQUENT EVENTS

On December 31, 2003, 17,000,000 shares of the Company's common stock were issued and outstanding. Subsequent to year end, Telesource sold additional shares of common stock. The Company sold

1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. The Company sold 1,000,000 shares of common stock to Ernil Continental SA on April 8, 2004 at $1 per share. On April 20, 2004, the Company sold 1,000,000 shares of common stock to Halbarad Group, Ltd. at $1 per share. On May 10, 2004, the Company sold an additional 500,000 shares to Ernil Continental SA at $1 per share.

The Company has borrowed an additional $1.5 million from Bent Marketing at an interest rate of 7%. Interest payments are due quarterly with principal due at maturity on July 31, 2005. The Company borrowed $500,000 from Solas Investments at an interest rate of 7% with quarterly interest payments and principal due on December 31, 2005. The Company renewed its credit line with the Bank of Hawaii for an additional twelve months through June 3, 2005. The Company repaid its debt to the Kuwait Real Estate Bank on April 11, 2004.

QUARTERLY RESULTS

The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2003. This information has been prepared on the same basis as the annual financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

                                                 QUARTERLY FINANCIAL DATA
                                  (UNAUDITED -- IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                    2003 QUARTERS ENDED
                                              MARCH 31            JUNE 30           SEPT. 30            DEC. 31
                                           --------------     --------------     --------------     --------------
     Revenue                               $    6,268,276          3,442,496          6,421,898          3,893,504
     Gross profit (loss)                   $    1,760,102           (228,328)           117,308           (779,750)
         As a percent of revenue                     28.1%               6.6%               1.8%              20.0%
     Net loss                              $     (192,421)        (2,247,678)        (1,964,634)        (2,224,708)
         As a percent of revenue                     (3.1%)            (65.3%)            (30.6%)            (57.1%)
     Basic and diluted net loss per        $        (0.01)             (0.15)             (0.13)             (0.19)
     share
     Market price:
        High                               $         1.70               1.50               1.50               1.10
        Low                                $         1.25               1.45               1.10               0.55

                                                                    2002 QUARTERS ENDED
                                              MARCH 31            JUNE 30           SEPT. 30            DEC. 31
                                           --------------     --------------     --------------     --------------
     Revenue                               $    5,700,781          4,911,686          5,660,659          4,048,069
     Gross profit                          $    1,446,661          1,239,889          1,536,650         (1,038,840)
         As a percent of revenue                     25.4%              25.2%              27.1%              25.7%
     Net loss                              $     (713,598)          (831,803)          (251,821)        (3,089,175)
         As a percent of revenue                    (12.5%)            (16.9%)             (4.5%)            (76.3%)
     Basic and diluted net loss per        $        (0.05)             (0.06)             (0.02)             (0.20)
     share
     Market price:
        High                               $         2.45               1.75               1.62               1.40
        Low                                $         1.50               0.82               1.30               1.35

Net income per share calculations are based on the weighted average common shares outstanding for each period presented.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telesource is exposed to market risk for changes in interest rates for borrowings under some of its credit facilities, which bear interest at variable rates. Because these facilities bear interest at variable reates, the fair value of the borrowings are not significantly affected by changes in market interest rates.

Amounts invested in Telesource's foreign operations (Telesource Fiji, Ltd.) are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders' equity, in the consolidated balance sheets.

An  increase  in interest  rates of 1.0% at  December  31,  2003 would  increase
Telesource's interest expense on variable rate loans by approximately $175,000 per year. A decrease in interest rates of approximately the same amount, $175,000.

                                   * * * * * *

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

Investment Considerations

Telesource International has risk related to its ability to continue as a going concern.

As of December 31, 2003, the Company's current liabilities exceeded its current assets by $5,557,843. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2003 the Company had total outstanding debt of

$29,552,417  of which  $9,242,195  is due in 2004.  As of December  31, 2003 the
Company had an accumulated deficit of $36,630,897 and total stockholders' deficit of $13,966,515.

The Company incurred operating losses of $5,127,223, $3,118,300, and $4,903,676 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company incurred net losses of $6,629,441, $4,886,397, and $7,245,774 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses, and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management intends to work to address these uncertainties by continuing its efforts to raise additional capital, increase revenues, and control costs with the goal of achieving profitability. Subsequent to the year-end, the Company completed three private placements of the Company's common stock with net proceeds of $3.5 million in additional capital. Management expects the increase in revenues to be achieved by securing additional substantial projects during 2004 and through increasing revenues from existing long-term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and in the country of Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2004 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $27,214,000 of the Company's total debt of $29,552,417.


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

Telesource International relies on third parties for important raw materials and technical expertise. Telesource International's ability to enter into new engagements or to conduct the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Telesource International relies on third-party suppliers for raw materials like wood, steel and concrete; for fabrication of technical equipment subsystems including diesel generations, antennas, towers and transmitters: and for providing technical expertise. Telesource International's ability to obtain cost-effective raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

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

Telesource International depends on two customers for power-generation revenues. The loss of eithers single customer could cause Telesource International's revenues to decline.

Since March 1999, Telesource International began deriving a portion of its revenues from the sale of electric power. Under Telesource International's agreement with a governmental agency, the electrical power generated at Telesource International's power generation facility is owned by the governmental agency. Telesource International is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International's revenue base may not grow to support other operations.

During 2003, Telesource added the operation of two additional power plants for a period of 20 years within Fiji for one customer, the Fiji Electric Authority. Telesource is to operate the two power plants in Fiji by converting fuel provided by the customer into electricity for which Telesource receives a fee. The Fiji Electric Authority in turn sells the power produced to various users in Fiji. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International's revenue base may not grow to support other operations.


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

Telesource International - Other risks
---------------------------------------

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

Although management does not believe that compliance with applicable regulatory requirements has harmed Telesource International's operations in the past relative to its competitors, government regulations can change, which could increase Telesource International's costs of compliance with these requirements. In addition, Telesource International's power generation operations require operating permits granted by governmental agencies. Telesource International believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist. Failure to comply with these laws and regulations  could result in fines,  additional  licensing  requirements  or the revocation of Telesource International's licenses in the particular jurisdiction. The costs of compliance could effect adversely operating results. If a substantial fine or other penalty is imposed, Telesource International's business and financial condition could be harmed.

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

Telesource International's largest stockholder and its affiliates own approximately 66.7% of the common stock, and their interests may not be the same as the minority stockholders who will have little or no influence over Telesource International's activities.

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

                           December 31, 2003 and 2002

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

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss     F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-6

                          Independent Auditors' Report


The Board of Directors
Telesource International, Inc.:


We have audited the accompanying consolidated balance sheets of Telesource International, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations, dependency on its major shareholder for financial support and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Chicago, Illinois                       /s/ KPMG LLP
June 11, 2004

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002

                                     Assets                                        2003            2002
                                                                               ------------    ------------
Current assets:
     Cash and cash equivalents                                                 $  1,487,280         244,723
     Accounts receivable less allowance for doubful accounts of
        $38,972 at December 31, 2003 and $0 and December 31, 2002                 5,685,485       3,818,268
     Current portion of net investment in sales-type lease                        1,776,646       1,617,840
     Costs and estimated earnings in excess of billings                           3,560,452       5,448,663
     Prepaid expenses and other current assets                                      372,029         261,379
                                                                               ------------    ------------
                 Total current assets                                            12,881,892      11,390,873

Net investment in sales-type lease - long term                                    9,484,925      11,261,571
Property, plant, and equipment, net                                               2,288,562       2,317,617
Other assets                                                                        128,063         190,274
                                                                               ------------    ------------
                 Total assets                                                  $ 24,783,442      25,160,335
                                                                               ============    ============

                      Liabilities and Stockholders' Deficit

Current liabilities:
     Current portion of long-term debt                                         $  9,242,195      20,700,000
     Accounts payable                                                             6,236,223       3,879,364
     Accounts payable - related party                                               657,618       3,736,283
     Accrued expenses                                                             1,895,889       3,320,338
     Billings in excess of costs and estimated earnings                             246,559              --
     Income tax payable                                                              74,947              --
     Other current liabilities                                                       86,304         125,000
                                                                               ------------    ------------
                 Total current liabilities                                       18,439,735      31,760,984

Long-term debt                                                                   20,310,222      14,000,000
Redeemable convertible preferred stock (note 9)                                          --       3,000,000
                                                                               ------------    ------------
                 Total liabilities                                               38,749,957      48,760,984
                                                                               ------------    ------------

Stockholders' deficit:
     Convertible preferred stock. $0.01 par value, authorized 10,000,000
        shares, issued and outstanding 9,799,999 at December 31, 2003            14,700,000              --
     Common stock, $0.01 par value. Authorized 50,000,000 shares, issued and outstanding 17,000,000 and 15,000,000 shares
        at December 31, 2003 and 2002, respectively                                 170,000         150,000
     Additional paid-in capital                                                   7,777,225       5,797,225
     Accumulated deficit                                                        (36,630,897)    (29,431,981)
     Accumulated comprehensive income (loss)                                         17,157        (115,893)
                                                                               ------------    ------------
                 Total stockholders' deficit                                    (13,966,515)    (23,600,649)

Commitments and contingencies (note 16)
                                                                               ------------    ------------
                 Total liabilities and stockholders' deficit                   $ 24,783,442      25,160,335
                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2003, 2002, and 2001

                                                           2003            2002            2001
                                                       ------------    ------------    ------------
Revenues:
     Construction revenues                             $ 14,381,282      16,565,696      11,823,772
     Construction revenues - related party                       --         838,331              --
     Construction revenues on power plants                       --              --       4,052,600
     Service fees - power generation plant                2,968,257       1,130,172         858,336
     Sales, net                                              43,636         307,378         130,674
     Sales, net - related party                                  --          89,998             256
     Rental income                                          919,063          68,209           1,675
     Service fees                                           571,776          34,640              --
     Finance lease revenue                                1,142,160       1,286,771       1,418,456
                                                       ------------    ------------    ------------
                 Gross revenues                          20,026,174      20,321,195      18,285,769

Costs and expenses:
     Construction costs                                  15,871,145      15,912,633      12,381,495
     Construction costs on power plants                          --              --       3,504,258
     Operation and maintenance costs -
        power generation plant                            2,588,752       1,224,202       1,159,132
     Rental costs                                           541,043              --              --
     Costs of service                                       155,902              --              --
                                                       ------------    ------------    ------------
                 Gross profit                               869,332       3,184,360       1,240,884
                                                       ------------    ------------    ------------

Operating expenses:
     Salaries and employee benefits                       1,646,392       1,702,139       1,848,905
     Occupancy and equipment                                380,576         342,189         560,476
     General and administrative                           3,983,401       4,258,332       3,735,179
     Impairment of long-lived asset                          76,186              --              --
                                                       ------------    ------------    ------------
                 Total operating expenses                 6,086,555       6,302,660       6,144,560
                                                       ------------    ------------    ------------
                 Operating loss                          (5,217,223)     (3,118,300)     (4,903,676)
                                                       ------------    ------------    ------------

Other income (expense):
     Interest income                                             --           2,768          32,829
     Interest expense, net                               (1,415,701)     (1,791,328)     (2,399,145)
     Other income, net                                       71,929          20,463          43,658
                                                       ------------    ------------    ------------
                 Total other expense                     (1,343,772)     (1,768,097)     (2,322,658)
                                                       ------------    ------------    ------------
                 Loss before income taxes                (6,560,995)     (4,886,397)     (7,226,334)

Income tax expense                                           68,446              --          19,440
                                                       ------------    ------------    ------------
                 Net loss                              $ (6,629,441)     (4,886,397)     (7,245,774)
                                                       ============    ============    ============

Basic and diluted net loss per share (note 11)         $      (0.48)          (0.33)          (0.52)

Weighted average shares outstanding                      15,016,438      15,000,000      13,849,315

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

     Consolidated Statements of Stockholders' Deficit and Comprehensive Loss

                  Years ended December 31, 2003, 2002, and 2001

                                                 Preferred stock                 Common stock
                                           ----------------------------   ---------------------------    Additional
                                                                                              Par         paid-in       Accumulated
                                              Shares           Value         Shares          value        capital         deficit
                                           ------------    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000                         --    $         --     13,000,000   $    130,000   $  3,817,225   $(17,299,810)
Exercise of 2,000,000 warrants
     for common stock at
     $1 per share                                    --              --      2,000,000         20,000      1,980,000             --
Net loss                                             --              --             --             --             --     (7,245,774)
Foreign currency translation
     adjustment                                      --              --             --             --             --             --

Comprehensive income (loss)
                                           ------------    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                         --              --     15,000,000        150,000      5,797,225    (24,545,584)
Net loss                                             --              --             --             --             --     (4,886,397)
Foreign currency translation
     adjustment                                      --              --             --             --             --             --

Comprehensive income (loss)
                                           ------------    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                         --              --     15,000,000        150,000      5,797,225    (29,431,981)
Reclassification of convertible preferred
     stock, 2,000,000 shares (note 9)         2,000,000       3,000,000             --             --             --             --
Sale of convertible preferred stock -
     7,799,999 shares at $1.50 per share      7,799,999      11,700,000             --             --             --             --
Sale of common stock -
     2,000,000 shares at $1.00 per share             --              --      2,000,000         20,000      1,980,000             --
Dividend                                             --              --             --             --             --       (569,475)
Net loss                                             --              --             --             --             --     (6,629,441)
Foreign currency translation
     adjustment                                      --              --             --             --             --             --

Comprehensive loss
                                           ------------    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003                  9,799,999    $ 14,700,000     17,000,000   $    170,000   $  7,777,225   $(36,630,897)
                                           ============    ============   ============   ============   ============   ============


                                                            Accumulated       Total
                                           Comprehensive   comprehensive   stockholders'
                                               loss        income (loss)     deficit
                                           ------------    ------------    ------------
Balance at December 31, 2000               $         --    $   (181,057)   $(13,533,642)
Exercise of 2,000,000 warrants
     for common stock at
     $1 per share                                    --              --       2,000,000
Net loss                                     (7,245,774)             --      (7,245,774)
Foreign currency translation
     adjustment                                 213,147         213,147         213,147
                                           ------------
Comprehensive income (loss)                  (7,032,627)
                                           ============    ------------    ------------
Balance at December 31, 2001                     32,090     (18,566,269)
Net loss                                     (4,886,397)             --      (4,886,397)
Foreign currency translation
     adjustment                                (147,983)       (147,983)       (147,983)
                                           ------------
Comprehensive income (loss)                  (5,034,380)
                                           ============    ------------    ------------
Balance at December 31, 2002                   (115,893)    (23,600,649)
Reclassification of convertible preferred
     stock, 2,000,000 shares (note 9)                --              --       3,000,000
Sale of convertible preferred stock -
     7,799,999 shares at $1.50 per share             --              --      11,700,000
Sale of common stock -
     2,000,000 shares at $1.00 per share             --              --       2,000,000
Dividend                                             --              --        (569,475)
Net loss                                     (6,629,441)             --      (6,629,441)
Foreign currency translation
     adjustment                                 133,050         133,050         133,050
                                           ------------
Comprehensive loss                         $ (6,496,391)
                                           ============    ------------    ------------
Balance at December 31, 2003                               $     17,157    $(13,966,515)
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2003, 2002, and 2001

                                                                           2003            2002            2001
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (6,629,441)     (4,886,397)     (7,245,774)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation                                                     553,845         501,554         411,425
           Loss on sale of fixed assets                                      59,808              --              --
           Impairment of long-lived assets                                   76,186              --              --
           Changes in assets and liabilities:
              Receivables                                                (1,867,217)       (667,651)      5,357,495
              Prepaid expenses and other current assets                    (110,650)        126,750         140,328
              Costs and estimated earnings in excess of billings          2,134,770      (2,742,707)     (3,114,724)
              Net investment in sales-type lease                          1,617,840       1,473,229       1,341,544
              Other assets                                                   62,211           4,573          40,621
              Accounts payable                                             (721,805)      4,172,519      (2,884,056)
              Accrued expenses                                           (1,553,860)        197,264       1,521,035
              Income taxes payable                                               --         (19,440)         14,694
              Other liabilities                                              94,354        (191,487)         34,999
                                                                       ------------    ------------    ------------
                 Net cash used in operating activities                   (6,283,959)     (2,031,793)     (4,382,413)
                                                                       ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from maturity of certificate of deposit                            --              --       1,000,000
     Proceeds from sale of equipment                                        135,000          13,922          30,267
     Capital expenditures                                                  (795,784)       (142,158)       (833,959)
                                                                       ------------    ------------    ------------
                 Net cash provided by (used in)
                    investing activities                                   (660,784)       (128,236)        196,308
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from long-term debt                                        14,932,483      11,400,000       6,500,000
     Payments of long-term debt                                         (20,080,066)    (12,200,000)     (5,148,118)
     Proceeds from sale of preferred stock                               11,700,000       3,000,000              --
     Proceeds from sale of common stock                                   2,000,000              --              --
     Dividends paid                                                        (365,117)             --              --
     Proceeds from exercise of stock warrants                                    --              --       2,000,000
                                                                       ------------    ------------    ------------
                 Net cash provided by financing activities                8,187,300       2,200,000       3,351,882
                                                                       ------------    ------------    ------------
     Effect of exchange rate changes on cash                                     --              --              --

                 Net increase (decrease) in cash
                    and cash equivalents                                  1,242,557          39,971        (834,223)

Cash and cash equivalents at beginning of year                              244,723         204,752       1,038,975
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                               $  1,487,280         244,723         204,752
                                                                       ============    ============    ============
Supplemental disclosure:
     Cash paid during the year for interest                            $  1,968,767       2,112,655       2,879,739
     Cash paid during the year for income taxes                                  --          19,440              --

Noncash transactions:
     Reclassification of preferred stock                               $  3,000,000              --              --

See accompanying notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(1)  Background

     Telesource International, Inc. (Telesource or the Company) was incorporated in Delaware in 1994. Telesource was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (SHBC), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource is an international engineering and construction company, engaged in constructing single-family homes, airports, and radio towers, and in the construction and operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company's facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company's subsidiaries or for resale to customers outside of the mainland.

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

     During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a registered company with the Securities and Exchange Commission (SEC) located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group is the surviving corporation, and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Inc. Upon completion of the merger, Telesource made application for listing its common stock with the NASD, and Telesource was approved for listing on the NASD Over The Counter Bulletin Board in October 2001.

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

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     (b)  Liquidity and Going Concern

          As of December 31, 2003, the Company's current liabilities exceeded its current assets by $5,557,843. The Company relies heavily on bank financing to support its operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of December 31, 2003 the Company had total outstanding debt of $29,552,417 of which $9,242,195 is due in 2004. As of December 31, 2003 the Company had an accumulated deficit of $36,061,422 and total stockholders' deficit of $13,966,515.

          The Company incurred operating losses of $5,217,223, $3,118,300, and $4,903,676 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company incurred net losses of $6,629,441, $4,886,397, and $7,245,774 for the years ended December 31, 2003,
          2002, and 2001, respectively.

          Cash used in operating activities was $6,283,959, $2,031,793, and $4,382,413 for the years ended December 31, 2003, 2002, and 2001, respectively. Funds provided by net borrowings and stock sales amounted to $8,187,300, $2,200,000, and $3,351,882 for the years ended
          December 31, 2003, 2002, and 2001, respectively.

          The Company's net working capital deficiency, total stockholders' deficit, recurring losses, and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management intends to work to address these uncertainties by continuing its efforts to raise additional capital, increase revenues, and control costs with the goal of achieving profitability. Subsequent to the year-end, the Company completed three private placements of the Company's common stock with net proceeds of $3.5 million in additional capital. Management expects to achieve increased revenue by securing additional substantial projects during 2004, and through increased revenues from existing long-term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and in the country of Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2004 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $27,214,000 of the Company's total debt of $29,552,417.

     (c)  Cash Equivalents

          Telesource records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

     (d)  Foreign Currency

          All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

     (f)  Revenue Recognition

          Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and estimated total projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     (g)  Property, Plant, and Equipment

          Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to depreciate the cost over the estimated economic lives of the assets. Depreciable lives used for financial reporting purposes are as follows:

                                                                 Estimated
                        Asset description                       useful life
          --------------------------------------------        ---------------
                                                              Lesser of lease
          Leasehold improvements                              term or 7 years
          Automobiles                                             5 years
          Construction machinery and equipment                    10 years
          Office furniture and fixtures                           5 years
          Computer and communication equipment                    5 years

          Cost and accumulated depreciation are eliminated from the accounts when assets are sold or retired and any resulting gain or loss is reflected in operations in the year of disposition.

     (h)  Impairment of Long-lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized an asset impairment charge of $76,186 in 2003, related to certain bucket trucks owned by the Company. See further discussion of this charge in note 6.

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

          The Company's subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the "Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States," which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes (GRT). In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $400,509, $1,037,861, and $567,301 in 2003, 2002, and
          2001, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

     (k)  Fair Value of Financial Instruments

          The Company's financial instruments include cash and cash equivalents, certificates of deposit, receivables, short-term debt, accounts payable, and long-term debt. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes have been discounted at a rate approximating the Company's borrowing rate. The carrying amount of the long-term debt approximates fair value due to the variable interest rates. The carrying amounts of other financial assets and liabilities approximate fair value because of the short maturities of those instruments.

     (l)  Stock Based Compensation

          The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The plan is more fully described in note 12. The Company accounts for the stock incentive plans in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under the Company s stock incentive plan, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Operations.

          Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


          123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value-based recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in each period:

                                                               Years ended December 31,
                                                      -----------------------------------------
                                                         2003            2002           2001
                                                      -----------    -----------    -----------
          Net loss as reported                        $(6,629,441)    (4,886,397)    (7,245,774)
               Less stock-based compensation
                  expense determined under fair
                  value method for all awards              41,183         42,810         89,858
                                                      -----------    -----------    -----------
                           Pro forma net loss         $(6,670,624)    (4,929,207)    (7,335,632)
                                                      ===========    ===========    ===========
          Basic and diluted loss per share:
               As reported                            $     (0.48)         (0.33)         (0.52)
               Pro forma                              $     (0.48)         (0.33)         (0.53)

(3)  Customer Concentrations

     The Company has a concentration of risk with four significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $2.3 million, $2.4 million, and $2.3 million for 2003, 2002, and 2001, respectively. Another significant customer is the Commonwealth Ports Authority (CPA). In 2001, the Company was contracted to construct an airport expansion project on the island of Tinian by the CPA. The Company recognized revenues of $1.8 million, $10.8 million, and $7.9 million from the CPA for 2003, 2002, and 2001, respectively. The third significant customer is the Department of Public Works (DPW) in the Commonwealth of Northern Mariana Islands. In 2002, the Company was contracted to construct a prison for the DPW on the island of Saipan. The Company recognized revenues of $6.5 million and $5.3 million for 2003 and 2002 from the DPW. The fourth significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $1.8 million in 2003.

     Upon commissioning of the Company's power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was $11.2 million and $13.3 million as of December 31, 2003 and 2002, respectively. The discounted value of the promissory notes was $8.8 million and $10.1 million at December 31, 2003 and 2002, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was $2.5 million and $2.8 million at December 31, 2003 and 2002, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     Tinian power plant were 11.3% and 10.9% of the Company's revenues for 2003 and 2002, respectively. Gross receivables for the investment in sales-type lease were $14,260,000 and $17,020,000 at December 31, 2003 and 2002,
     respectively.

(4)  Accounts Receivable

     Accounts receivable consist of the following at December 31, 2003 and 2002:

                                                                             December 31,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
     Construction contracts completed and in progress                $  2,518,583      1,714,204
     Retainages                                                         3,175,037      1,842,015
     Other                                                                 30,837        262,049
                                                                     ------------   ------------
                                                                        5,724,457      3,818,268
     Less provision for doubtful accounts                                  38,972             --
                                                                     ------------   ------------
                      Net accounts receivable                        $  5,685,485      3,818,268
                                                                     ============   ============

     Retainages are all due within the next 12 months. Provisions for doubtful accounts and write-offs during 2003 and 2002 were $38,972 and $0, respectively.

(5)  Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

     Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

                                                                             December 31,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
     Costs incurred on uncompleted contracts                         $ 34,720,687     15,912,633
     Estimated earnings (loss)                                          2,657,203      1,491,394
                                                                     ------------   ------------
                                                                       37,377,890     17,404,027
     Less billings to date                                             34,063,997     11,955,364
                                                                     ------------   ------------
                                                                     $  3,313,893      5,448,663
                                                                     ============   ============
     Included in the accompanying consolidated balance
          sheet under the following captions:
             Costs and estimated earnings in excess of billings      $  3,560,452      5,448,663
             Billings in excess of costs and estimated earnings           246,559             --

     See note 3 for a description of customer concentrations.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(6)  Property, Plant, and Equipment

                                                                             December 31,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
     Leasehold improvements                                          $    191,892        189,128
     Transportation equipment                                             701,182        276,482
     Construction machinery and equipment                               3,677,753      3,670,277
     Office furniture and equipment                                       702,191        668,510
     Computer and communication equipment                                 176,543        158,687
                                                                     ------------   ------------
                                                                        5,449,561      4,963,084
     Less accumulated depreciation and amortization                     3,160,999      2,645,467
                                                                     ------------   ------------
                      Net property, plant, and equipment             $  2,288,562      2,317,617
                                                                     ============   ============

     Total depreciation expense was $553,845, $501,554, and $411,425 in 2003, 2002, and 2001, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

     The Company recognized an asset impairment charge of $76,186 during 2003 attributable to bucket trucks owned by the Company. As a result of the sale of three of the bucket trucks to a third party for less than their book value, the Company evaluated the recoverability of the remaining four trucks owned by the Company. Based on this analysis, the Company reduced the carrying value of the remaining four trucks to their estimated fair value and recognized the impairment charge because the carrying value of the bucket trucks exceeded the projected future undiscounted cash flows.

(7)  Investment in Sales-type Lease

     The Company's contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments of $0.02 per Kwh produced for the first 5,140,000 Kwh produced each month (Base Load) plus $0.065 per Kwh for any amount produced beyond the Base Load each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2003, 2002, and 2001 were not in excess of the estimated fair value of the services performed.

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
                                                   ============   ============   ============

     The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2008 and $460,000 in 2009.

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

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(8)  Long-term Debt and Credit Arrangements

     Long-term debt consists of the following at December 31, 2003 and 2002:

                                                                                December 31,
                                                                         ---------------------------
                                                                             2003           2002
                                                                         ------------   ------------
     The Hongkong and Shanghai Banking Corporation, Limited,
        advances on $7,500,000 credit line, due and paid in
        full on March 31, 2003, including interest of 0.5%
        above the bank's base lending rate, secured by an
        irrevocable standby letter of credit for $7,500,000
        issued by Alahli Bank of Kuwait, and guaranteed by
        SHBC, along with three (3) Commonwealth Utilities
        Corporation negotiable promissory notes valued at
        $540,000 and a corporate guarantee of Telesource
        International, Inc.                                              $         --      7,500,000

     Bent Marketing Limited loan, bearing interest of 7.0% per
        annum, unsecured and maturing on December 31, 2005                  1,680,000      1,100,000

     Bank of Hawaii loan, due in lump sum on June 3, 2004,
        interest payable monthly at 0.5% above the Bank's
        base rate (4.00 % at December 31, 2003), secured by
        an irrevocable standby letter of credit for
        $2,000,000 issued by Al Ahli Bank of Kuwait,
        guaranteed by SHBC                                                  1,662,500      1,900,000

     Bank of Hawaii loan, advances on credit line, due in
        full on June 3, 2004, including interest of 1.5%
        above bank's base rate (4.00% at December 31, 2003),
        secured by twenty-one (21) Commonwealth Utilities
        Corporation negotiable promissory notes valued at
        $3,780,000 and a corporate guarantee of Telesource
        International, Inc.                                                   525,017        600,000

     Citytrust Bank loan, borrowings on $1,000,000 revolving
        line of credit which expires on December 11, 2004
        Payment due 90 days from date of drawdown including
        interest of 9.5% at December 11, 2004 secured by
        assignment of specific invoice from billing on the
        West Tinian Airport Airside improvement project,
        guaranteed by Telesource International Inc., and one
        of its officers                                                       430,375        600,000

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                                                December 31,
                                                                         ---------------------------
                                                                             2003           2002
                                                                         ------------   ------------
     Kuwait Real Estate Bank loan advances on $3,000,000
        credit line, due in installments of $1,000,000 on
        June 11, 2003, $1,000,000 on December 11, 2003 and
        $1,000,000 on April 11, 2004, including interest of
        3.9517%. The loan is guaranteed by SHBC                          $  1,000,000      3,000,000

     Commercial Bank of Kuwait loan, restructured during
        2003, due in monthly installments of $180,000 plus
        interest, from February 4, 2004 through January 4,
        2009, with a final payment of $2.2 million on
        February 4, 2009. The current portion scheduled for
        repayment during 2004 is $2.0 million. The note
        bears interest at LIBOR plus 3%. The loan is
        guaranteed by SHBC. In the event the Company
        defaults on one installment payment, the entire loan
        and accrued interest become due and payable                        13,000,000     20,000,000

     Commercial Bank of Kuwait loan, due in full on March
        31, 2005. Interest payments made quarterly at an
        interest rate of 3.35%                                              7,500,000             --

     Al Ahli Bank loan due on September 4, 2004 with
        variable payment of interest of 4.75% (1.5% over
        Central Bank of Kuwait's Discount Rate)                             3,526,812             --

     ANZ loan due on October 1, 2004 with interest of 7.75%
        payable monthly                                                       117,491             --

     ANZ loan due on July 17, 2007 with interest of 8%
        payable monthly                                                       110,222             --
                                                                         ------------   ------------
                 Notes payable to banks                                    29,552,417     34,700,000
     Less current portion                                                   9,242,195     20,700,000
                                                                         ------------   ------------
                                                                         $ 20,310,222     14,000,000
                                                                         ============   ============

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     The Company's debt agreements contain various covenants. The Company was in violation of a debt covenant with Al Ahli Bank of Kuwait and the Commercial Bank of Kuwait requirement for the delivery of audited financial statements within 90 days of year-end. The Company has obtained a waiver from both Al Ahli Bank of Kuwait and the Commercial Bank of Kuwait related to these this debt covenant violations.

     Scheduled maturities of debt outstanding as of December 31, 2003 are as follows:

               Years ending December 31:
                    2004                              $    9,242,195
                    2005                                  11,340,000
                    2006                                   2,160,000
                    2007                                   2,270,222
                    2008                                   2,160,000
                    thereafter                             2,380,000
                                                       -------------
                                                      $   29,552,417
                                                       =============

     Subsequent to December 31, 2003, the Company refinanced the Commercial Bank of Kuwait loan, which was due on March 31, 2004, to extend the due date until March 31, 2005. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified this debt as long-term as of December 31, 2003, as the Company has demonstrated the ability to refinance the obligation on a long-term basis by entering into the financing agreement on February 23, 2004. The refinanced debt is due in full on March 31, 2005, with interest payable each quarter at a rate of LIBOR plus 2.5%.

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

     On March 31, 2003, the Company and Al Soor agreed to restructure the Certificate of Designation underlying the Series A preferred stock sold to Al Soor in December of 2002. The restructuring involved the elimination of the collateral provided to Al Soor, elimination of the redemption feature (the preferred stock was to have been redeemed by payment of $6.0 million to Al Soor by the Company at maturity in March 2008 provided that Al Soor had not converted the preferred stock prior to maturity), added a provision to allow the Company to force a conversion of the preferred stock to common stock at any time from January 1, 2008 to March 31, 2008, and increased the coupon rate for dividends from 6.0% to 6.5%. Accumulated dividends are due and payable upon conversion of the preferred stock into common stock. As a result of the restructuring of the agreement, the preferred stock, which was classified as debt as of December 31, 2002, was reclassified into equity.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(10) Stockholder's Equity

     Preferred Stock

     The Company has 9.9 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5% or 6.0% per share payable semi-annually, when and if declared by the Board of Directors.

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock on a one-for-one basis for a period of five years from the closing date of the Preferred Shares agreement. The Company may force conversion to common stock for a period of time as defined by each agreement. All accumulated dividends plus any dividends earned up through the forced conversion date are payable to the holder at the time of forced conversion.

     Holders of the Preferred Shares have no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

     Common Stock Offerings

     On  December  31,  2003  and  2002,   17,000,000  and  15,000,000   shares,
     respectively, of the Company's common stock were issued and outstanding. On December 29, 2003, the Company issued 2,000,000 shares of its common stock in a private placement transaction for $2,000,000. The investor, Al Amal Investments, is a related party in that certain of its key executives are also key executives of SHBC.

     Subsequent to December 31, 2003, the Company issued 3,500,000 shares of its common stock in four separate private placement transactions to three investors for $3,500,000. One million of these shares were issued to Al Amal Investments.

     In 2003, Telesource issued warrants to certain purchasers of the Preferred shares for the purchase of 2,499,999 shares of Telesource's common stock at an exercise price of $1.50 per share. The warrants issued in 2003 will expire on dates ranging from July 18, 2008 to December 15, 2008. As of December 31, 2003 there have been no exercises of these warrants.

     In January 2002, Telesource agreed to issue warrants to SHBC to purchase 1,000,000 shares of Telesource's common stock at an exercise price of $3.00 per share in connection with SHBC's agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants expired unexercised on December 31, 2003.

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

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(11) Earnings Per Share

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                                   Years ended December 31,
                                                          --------------------------------------------
                                                              2003            2002            2001
                                                          ------------    ------------    ------------
     Numerator - basic and diluted loss per share
          Net loss                                        $ (6,629,441)     (4,886,397)     (7,245,774)
          Less: Preferred stock dividends                     (569,475)             --              --
                                                          ------------    ------------    ------------
          Net loss available to common stockholders       $ (7,198,916)     (4,886,397)     (7,245,774)
                                                          ============    ============    ============

     Denominator - basic and diluted loss
          per share - weighted average common
             shares outstanding                             15,016,438      15,000,000      13,849,315
     Basic and diluted earnings per share                 $      (0.48)          (0.33)          (0.52)

     Options to purchase 225,000 shares of common stock, 9,799,999 shares of convertible preferred stock and 2,499,999 warrants were outstanding at December 31, 2003, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

     For 2002, options to purchase 225,000 shares of common stock and 3,000,000 shares of convertible preferred stock were outstanding but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

     For 2001, options to purchase 225,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

(12) Stock Option Plans

     The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123, the Company's net loss would have been equal to the pro forma amounts indicated in note 2 of the notes to consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001:

                                            2003        2002        2001
                                           ------      ------      ------
     Risk free interest rate                    4%          4%          5%
     Expected volatility                       30%         30%         30%
     Expected lives (in years)                  8           8           9
     Expected dividend yield                   --          --          --

     2000 Non-Employee Director's Stock Option Plan

     In January 2001, the Company's board of directors adopted the 2000 Non-Employee Director's Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

     Changes in options outstanding are summarized as follows:

                                                  December 31, 2003         December 31, 2002         December 31, 2001
                                               -----------------------   -----------------------   -----------------------
                                                Weighted                  Weighted                  Weighted
                                                 average     Exercise      average     Exercise      average     Exercise
                                                 shares        price       shares        price       shares       price
                                               ----------   ----------   ----------   ----------   ----------   ----------
     Options outstanding at January 1             225,000   $     1.25      225,000   $     1.25           --   $       --
     Granted                                           --                        --           --      225,000         1.25
     Exercised                                         --                        --           --           --           --
     Cancelled                                         --                        --           --           --           --
                                               ----------                ----------                ----------
     Options outstanding at December 31           225,000         1.25      225,000         1.25      225,000         1.25
                                               ==========                ==========                ==========

     Options exercisable at December 31           225,000         1.25      150,000         1.25       75,000         1.25
     Shares available for future grant at
         December 31                               60,000                    60,000                    60,000

     2000 Incentive Stock Option Plan

     In January 2001, the Company's board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2003, no options had been awarded under this plan.

     2000 Non-Qualified Stock Option Plan

     In  January  2001,  the  Company's  board  of  directors  adopted  the 2000
     Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2003, no options had been awarded under this plan.

(13) Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

     Derivative financial instruments - Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize foreign exchange rate or interest risk.

     Standby letters of credit and financial guarantees - In the ordinary course of business with customers, vendors, and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $15.1 million and $17.5 million at December 31, 2003 and 2002, respectively. The Company's management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14) Related-party Transactions

     Certain of the Company's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource
     International prior to July 1999 and now own approximately 66.7% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $1,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and its majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8.

     Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. During 2003, the Company hired SHBC employees to provide assistance on a service contract to complete a survey of radio transmissions in Iraq. The rates paid did not exceed the fair market value of similar services provided by unrelated third parties.

     The following table provides a summary of financial information related to all services provided to SHBC by the Company:

                                                           Years ended December 31
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
     Construction revenues                           $       --      838,331           --
     Sales                                                   --       89,998          256
                                                     ----------   ----------   ----------
                 Total related party revenues        $       --      928,329          256
                                                     ==========   ==========   ==========

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     The following table summarizes all balances related to transactions with SHBC as December 31, 2003 and 2002:

                                                            December 31,
                                                      -------------------------
                                                         2003            2002
                                                      ----------     ----------
     Accounts payable to SHBC                         $  657,618      3,736,283
     Other current liabilities                                --        125,000

     The balance of accounts payable to SHBC was substantially higher in 2002 due to costs of materials purchased by SHBC on behalf of Telesource for use on the airport and prison projects

     The Company held an investment in Telebond Insurance Corporation at December 31, 2003 and 2002 in the amount of $77,695 and $71,284, respectively. The Company purchased insurance from Telebond and paid premiums of $45,863, $59,760, and $23,566 during the years ended December 31, 2003, 2002, and 2001, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company's projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company's President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation's board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

(15) Income Taxes

     Income tax expense consists of:

                                                 Current       Deferred       Total
                                               -----------   -----------   -----------
     Year ended December 31, 2003:
          U.S. Federal                         $        --            --            --
          State and local                               --            --            --
          U.S. possession                               --            --            --
          Foreign                                   68,446            --        68,446
                                               -----------   -----------   -----------
                                               $    68,446            --        68,446
                                               ===========   ===========   ===========
     Year ended December 31, 2002:
          U.S. Federal                         $        --            --            --
          State and local                               --            --            --
          U.S. possession                               --            --            --
          Foreign                                       --            --            --
                                               -----------   -----------   -----------
                                               $        --            --            --
                                               ===========   ===========   ===========
     Year ended December 31, 2001:
          U.S. Federal                         $        --            --            --
          State and local                               --            --            --
          U.S. possession                               --            --            --
          Foreign                                   19,440            --        19,440
                                               -----------   -----------   -----------
                                               $    19,440            --        19,440
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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                      2003            2002
                                                                  ------------    ------------
     Deferred tax assets:
          Contribution carryover                                  $     10,000          10,000
          Net operating loss carryforwards                          12,561,047       9,603,605
          Accrued expenses                                             204,123         312,866
                                                                  ------------    ------------
                   Total gross deferred tax assets                  12,775,170       9,926,471
     Less valuation allowance                                      (12,604,716)     (9,814,562)
                                                                  ------------    ------------
                   Net deferred tax asset                              170,454         111,909
                                                                  ------------    ------------
                   Deferred tax liability - excess tax over
                      book depreciation                           $   (170,454)       (111,909)
                                                                  ============    ============

     The difference between the expected income tax benefit and the actual is attributable to the valuation allowance.

     The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $12,604,716 and $9,814,562, respectively. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $2,790,154 and an increase of $2,104,619, respectively. The net deferred tax asset at December 31, 2003 and 2002 was also fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

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

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


(16) Commitments and Contingencies

     Minimum  rental  commitments  under  all  noncancelable-operating   leases,
     primarily related to property, vehicles, and construction equipment, in effect at December 31, 2003 are:

               Years ending December 31:
                    2004                            $    118,279
                    2005                                  84,453
                                                    ------------
                                                    $    202,732
                                                    ============

     Lease expense was $242,120 $181,043, and $452,045 for the years ended December 31, 2003, 2002, and 2001, respectively.

     Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999, and Bud Curley in April 2001. The term of the agreement with Mr. Semikian is from July 1, 1999 to July 1, 2002, which has been extended to July 3, 2004. Under the terms of the agreement, Mr. Semikian is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 during 2000 and remaining at $270,000 per year until July 3, 2004. The payment of cash bonuses to Mr. Semikian will be at the Board's discretion. The Company has agreed to provide Mr. Semikian with health insurance for him and his family.

     The term of the agreement with Mr. Zayed is from September 1, 1999 to September 1, 2002, which has been extended to July 3, 2004. Under the terms of the agreement, Mr. Zayed's responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board's discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. The term of the original agreement with Mr. Curley is from April 1, 2001 to October 1, 2003, and has been renewed to October 1, 2005. Under the terms of the agreement, Mr. Curley is required to devote his full time to the Company's business. The Company has agreed to pay him an annualized base salary of $165,000 during the period from April 1, 2001 to October 31, 2001, and $175,000 from November 1, 2001 to October 1, 2005. The payment of cash bonuses to Mr. Curley will be at the Board's discretion. The Company has agreed to provide Mr. Curley with health insurance for him and his family. The Company has agreed to provide Mr. Curley with a $10,000 per year car allowance for the term of this agreement.

     The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     The Commonwealth Port Authority (CPA) and Telesource are currently in negotiations over the final billing for the West Tinian Airport Project
     (WTA). As of December 31, 2003 Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA. Telesource claims that in addition to the retentions recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     contract. No revenue for this additional work has been reflected in the accompanying consolidated financial statements. Although CPA has acknowledged that work was performed outside of the original contract scope, it has requested additional documentation before it will make a final determination regarding payment on the additional work and the retentions. Telesource believes that the resolution of this matter will not have a material adverse effect on its financial condition.

     The Company was scheduled to complete a radio relay station expansion on the island of Tinian on March 12, 2004. As of the date of this report, due to delays outside of the Company's control, the Company has not completed the project, nor has the Company been successful in obtaining a written extension from the client. Under the terms of the contract, failure to complete the project within the terms of the agreement shall result in liquidated damages payable to the client at a rate of $500 per day beyond the contractual completion date. The Company has not accrued for liquidated damages as management believes, based on negotiations with the client, that an extension to the contract will be obtained.

(17) Business Segment Information

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

                                                              December 31, 2003
                                         ------------------------------------------------------------
                                            Power
                                          generation
                                             and
                                         construction
                                           of power
                                            plants         Trading       Construction        Total
                                         ------------    ------------    ------------    ------------
     Revenue                             $  4,110,417          72,494      15,843,263      20,026,174
     Interest expense, net                  1,415,703              --              (2)      1,415,701
     Depreciation and amortization             71,492          22,502         459,851         553,845
     Income tax expense                        68,446              --              --          68,446
     Net loss                                (553,204)             --      (6,076,237)     (6,629,441)
     Total capital expenditures                    --              --         795,784         795,784
     Total assets                          14,682,813       3,569,685       6,530,944      24,783,442

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


                                                              December 31, 2002
                                         ------------------------------------------------------------
                                            Power
                                          generation
                                             and
                                         construction
                                           of power
                                            plants         Trading       Construction        Total
                                         ------------    ------------    ------------    ------------
     Revenue                             $  2,416,943         397,376      17,506,876      20,321,195
     Interest income                               --              --           2,768           2,768
     Interest expense                       1,791,328              --              --       1,791,328
     Depreciation and amortization              4,125          22,502         474,927         501,554
     Income tax expense                            --              --              --              --
     Net loss                                (602,712)       (233,465)     (4,050,220)     (4,886,397)
     Total capital expenditures                    --          37,083         105,075         142,158
     Total assets                          14,053,008       3,592,187       7,515,140      25,160,335

                                                              December 31, 2001
                                         ------------------------------------------------------------
                                            Power
                                          generation
                                             and
                                         construction
                                           of power
                                            plants         Trading       Construction        Total
                                         ------------    ------------    ------------    ------------
     Revenue                             $  6,329,392         130,930      11,825,447      18,285,769
     Interest income                               --              --          32,829          32,829
     Interest expense                       2,250,000              --         149,145       2,399,145
     Depreciation and amortization              4,125          35,785         371,515         411,425
     Income tax expense                        19,440              --              --          19,440
     Net loss                                (618,294)        (91,802)     (6,535,678)     (7,245,774)
     Total capital expenditures                 7,748           3,209         823,002         833,959
     Total assets                          14,655,720       3,788,569       5,577,238      24,021,527

     The basis used to attribute revenues to individual countries is based upon where the services are provided.

     The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of the Northern Mariana Islands in the amounts of $2,273,304, $2,416,943, and $2,276,792, for 2003, 2002, and
     2001, respectively. Power generation revenues for 2003 also include revenues from the Company's operation and maintenance of three power plants in Fiji in the amount of $1,837,113. The construction revenues recognized for the expansion of two power plants in Fiji are included under the power generation segment and were zero for 2003 and 2002, and $4,052,600 for 2001.

                         TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


     Revenues from the Company's related party, SHBC, were none, $928,329, and $256 for 2003, 2002, and 2001, respectively. All other revenues recognized within the construction segment for all periods presented were earned in the Commonwealth of Mariana Islands.

     Trading revenues generated by the Company's Guam office were $72,494, $307,378, and $130,205 for 2003, 2002, and 2001, respectively. All other revenues recognized within the trading segment for all periods presented were earned in the United States.

     Long-lived assets located in the Commonwealth of the Northern Mariana Islands were $11.5 million, $13.7 million, and $15.7 million as of December 31, 2003, 2002, and 2001, respectively. Long-lived assets located in Fiji were $159,390 $12,206, and none as of December 31, 2003, 2002, and 2001, respectively. Long-lived assets located in Palau were $38,207 as of December 31, 2003, and zero in 2002 and 2001.

(18) Subsequent Events (Unaudited)

     Subsequent to December 31, 2003, the Company borrowed $1.5 million and $0.5 million due on July 31 and December 31, 2005. The notes bear interest at a rate of 7 percent.

ITEM 8A. EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of December 31, 2003 with respect to the shares of Common Stock that may be issued under Telesource's equity compensation plans.

                                                                                                   Number of shares
                                                                                                  remaining available
                                      Number of shares to be                                      for future issuance
                                       issued upon exercise        Weighted average exercise         under equity
                                      of outstanding options     price of outstanding options     compensation plans
                                      ----------------------     ----------------------------     ------------------
Equity compensation plans
approved by shareholders                    225,000(1)                      $1.25                     975,000(2)

     (1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Telesource Common Stock under Telesource's stock option plans.

     (2) Includes shares available for future issuance under Telesource's stock option plans, excluding shares quantified under Column 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Telesource International is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

During the course of their audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2003, our independent auditors, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses identified are as follows:

     o    The  monthly  and  quarterly   closing   procedures  did  not  provide
          information on a timely basis in order to meet financial reporting requirements, namely, the financial statements required by Form 10-K.

     o The monthly monitoring process for certain projects in Saipan did not provide accurate project information on a timely basis for financial reporting purposes.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken through May 31, 2004 include, but are not limited to, the following:

     o centralized our United States regional finance organization, with direct reporting responsibilities to the Chief Financial Officer;

     o hired additional qualified and experienced personnel, specifically in finance, including a controller located in our main operations area of the Western Pacific; and

     o    established training plans for personnel.

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2003, Telesource's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Telesource's reports filed or submitted under the Exchange Act was accumulated and communicated to Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Annual Report on Form 10-K, and that this report contains the information required to be included in accordance with the Exchange Act.

During the fourth quarter 2003, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company currently has a seven-member Board of Directors. Directors are elected for one-year terms elected at each annual meeting of stockholders. Telesource's Board of Directors are:

  Name and Age; Years                   Principal Occupation for Past
   Served as Director                 Five Years; Other Directorships
--------------------------    --------------------------------------------------
Ralph Beck                    Mr.  Beck is a  principal  of Global  Construction
Age 65                        Solutions,  L.L.C.  From  1994 to 1998,  Mr.  Beck
Chairman of the Board         served as the  President  of  Kajima  Construction
Director since 1999           Services,  Inc., a North American  investment of a
                              global  engineering  and  construction  firm. From
                              1965  to  1994,  Mr.  Beck  was  with  the  Turner
                              Corporation,   an  international  engineering  and
                              construction firm. Mr. Beck served as the chairman of the board for Turner Steiner International from 1987 to 1994, and as a senior vice president for Turner Corporation.

Khajadour Semikian            Khajadour Semikian,  President and Chief Executive
Age 50                        Officer,   joined   Telesource   International  in
Director Since 1995           September 1996. From January 1986 to December 1996
                              Mr.  Semikian was Assistant  General  Manager with
                              Sayed Hamid  Behbehani & Sons.  Mr.  Semikian  has
                              also   served  as  a   director   for   Computhink
                              Incorporated   since  1994,   Telebond   Insurance
                              Corporation  from  1998  through  2003  and  Retsa
                              Development   Incorporated   since  1998,  and  as
                              President of Telebond  Insurance  Corporation from
                              1998 through 2003.

Nidal Zayed                   Nidal  Zayed,  Executive  Vice  President,  joined
Age 43                        Telesource  International  in January  1996. He is
Director Since 1998           also engaged in the practice of law. He received a
                              law degree from Loyola University School of Law in
                              1985  and  a  B.A.  in   Accounting   from  Loyola
                              University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Jeffery Adams                 Mr. Adams is an Electrical Engineer trained in the
Age 61                        United  Kingdom.  From  1978 to  1986,  Mr.  Adams
Director Since 1999           served  as  the  marketing   director  of  Babcock
                              Industries and Electrical  Group of Companies.  In
                              1986,    Mr.   Adams    became   an    independent
                              international  sales  marketing  consultant.  From
                              1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler                    From  1988  to  present  Mr.  Engler  has  been an
Age 54                        independent  Financial  Consultant  and is also on
Director Since 1997           the Board of  Directors  of various  companies  in
                              Switzerland  and  abroad.  From  1984 to 1988  Mr.
                              Engler  headed the Private  Banking  desk  (Middle
                              East and Far East) of Bank Leu as Vice  President.
                              He  is  a  director  of  Computhink  Incorporated,
                              Belmoral   S.A.,   Computhink   Ltd.,   Telesource
                              International  CNMI Inc., Retsa  Development Inc.,
                              Golden Osprey Ltd.,  Computhink  Technology  Ltd.,
                              FSD Holdings PLC,  Litra Holdings AG, Linos Finanz
                              AG, Trafex Ltd., R.C.W.  Enterprises S.A., Formvac
                              S.A.,  Sanop AG, and Protea  Beratungs-und  Finanz
                              AG.

Ibrahim M. Ibrahim            Mr. Ibrahim is now with the Al Ahli Bank of Kuwait
Age 62                        in the commercial  lending area since 2002 and has
Director Since 1999           been Head of International  Banking for Commercial
                              Bank of Kuwait from 2001 through 2002 and the Head
                              of International  Banking for The Gulf Bank K.S.C.
                              in Kuwait from 1986 to 2001. Mr. Ibrahim served as
                              the  Vice   President   and  Head  of  Credit  and
                              Marketing  for the First  National Bank of Chicago
                              for the middle  east  region from 1984 to 1986 and
                              he also served as the Vice  President  and General
                              Manager of  Continental  Illinois  Bahrain  Branch
                              from 1969 to 1984. Mr. Ibrahim received his M.B.A.
                              in International Business from De Paul University,
                              his M.S.  in  Taxation  and  Islamic  Law from the
                              University   of   Alexandria   and  his  B.A.   in
                              Accounting from the University of Alexandria.

Weston W. Marsh               Mr. Marsh is a member of the law firm Freeborn and
Age 54                        Peters.  Prior to joining  Freeborn  and Peters in
Director Since 1999           September  1990, Mr. Marsh served as the Assistant
                              General Counsel for the nation's seventh largest railroad. Mr. Marsh obtained his law degree from the University of Illinois, where he graduated with honors, Order of the Coif, and was associate editor of the Law Review. He received his B.A.
                              from Yale University and an M.B.A. from the University of Chicago, where he graduated first in his class.

For a discussion of Telesource's executive team, please see Item 4.(a). Executive Officers of the Registrant


ITEM 11. EXECUTIVE COMPENSATION

                                     SUMMARY COMPENSATION TABLE


           Name and                                                        All Other Annual
      Principal Position            Year       Salary (1)      Bonus        Compensation(2)
-----------------------------    ---------   ------------    ---------    ---------------------
Khajadour Semikian                  2003       $ 278,167       $    -         $   59,931
  President and                     2002       $ 285,458       $    -         $   50,458
  Chief Executive Officer           2001       $ 296,250       $    -         $   53,288

Nidal Zayed                         2003       $ 123,281       $    -         $   24,756
  Executive Vice President          2002       $ 125,000       $    -         $   25,191
                                    2001       $ 125,000       $    -         $   32,329

Bud Curley                          2003       $ 165,000       $    -         $   13,700
  Vice President and                2002       $ 162,814       $    -         $   23,387
  Chief Financial Officer           2001       $ 161,635       $    -         $   16,598

     (1) Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International's 401(k) Savings Plan.

     (2) Telesource International paid director fees of $20,000 in 2001 to Mr. Semikian and Mr. Zayed. Beginning in 2002, director fees were not paid to directors who were also employees. Telesource provided Mr. Semikian with housing in Saipan at a cost of $24,000 in 2001, and $36,000 in 2002 and 2003. Telesource provided a vehicle to Mr. Semikian in Saipan at a cost of $8,400 in 2001, 2002 and 2003. Telesource provided Mr. Semikian with health insurance at a cost of $6,058 in 2002 and $ 913 in 2003. Telesource provided a vehicle to Mr. Zayed at a cost of $8,350 in 2001, $11,667 in 2002, and $ 8,843 in 2003. Telesource
          provided Mr. Zayed with health insurance for him and his family at a cost of $13,524 in 2002 and $ 15,913 in 2003. Telesource provided Mr. Curley with a car allowance of $10,000 in 2001, and $9.863 in 2002. Telesource provided Mr. Curley with health insurance for him and his family at a cost of $6,598 in 2001, $13,524 in 2002, and $ 19,388 in
          2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2003 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company as of June 24, 2004, whose salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

                                                 Amount and
                                                    Nature        Percent of
                                                of Beneficial    Common Stock
                    Name                        Ownership (1)   Outstanding (2)
--------------------------------------------    -------------   ---------------
Sayed Hamid Behbehani & Sons, Co. W.L.L. (3)     11,339,000           66.7%
K.J. Semikian                                       200,000            1.2%
Max Engler(4)                                        95,000             *
Ibrahim Ibrahim(5)                                   57,500             *
Jeff Adams(6)                                        46,000             *
Ralph Beck(7)                                        45,000             *
Weston Marsh(8)                                      45,000             *
Nidal Z. Zayed                                            -             *
Bud Curley                                                -             *
All Executive Officers and Directors
    as a Group (9 Persons) (4-8)                    488,500            2.9%

*    Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Calculated on the basis of 17,000,000 shares of Common Stock outstanding as of December 31, 2003, plus shares of Common Stock underlying options exercisable within 60 days of December 31, 2003, which are deemed outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

(3) Includes 2,020,000 shares of Common Stock held by eight members of the Behbehani family or their affiliates.

(4) Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International's common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler. Includes 45,000 shares of Common Stock which Mr. Engler has the right to acquire as of December 31, 2003 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(5) Includes 45,000 shares of Common Stock which Mr. Ibrahim has the right to acquire as of December 31, 2003 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(6) Includes 45,000 shares of Common Stock which Mr. Adams has the right to acquire as of December 31, 2003 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(7) Includes 45,000 shares of Common Stock which Mr. Beck has the right to acquire as of December 31, 2003 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.

(8) Includes 45,000 shares of Common Stock which Mr. Marsh has the right to acquire as of December 31, 2003 as a result of options vested and exercisable under the 2000 Non-Employees Director Stock Option Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 66.7% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $1,000,000 credit facility for Telesource

CNMI with Kuwait Real Estate Bank. SHBC and its majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. During 2003, the Company hired SHBC employees to provide assistance on a service contract to complete a survey of radio transmissions in Iraq. The rates paid did not exceed the fair market value of similar services provided by unrelated third parties.

The Company held an investment in Telebond Insurance Corporation at December 31, 2003, and 2002 in the amount of $77,695 and $71,284, respectively. The Company purchased insurance from Telebond and paid premiums of $45,863, $59,760, and $23,566 during the years ended December 31, 2003, 2002, and 2001, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company's projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company's President and CEO, K.J. Semikian, serves on Telebond Insurance Corporation's board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees of $166,925 were billed by KPMG LLP during the year ended December 31, 2003, primarily for the following professional services:

            Audit-related services                             $147,225
            Income tax compliance and related tax services     $ 19,700

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The   following   consolidated   financial   statements   of  Telesource
International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets--December 31, 2003  and 2002

Consolidated Statements of Operations--Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows--Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedules are included in this Form 10-K report:

None.

(b) Reports on Form 8-K:

We filed a Form 8-K on April 20, 2004 regarding the company's prior 10-K filing.

We filed a Form 8-K on May 18, 2004 announcing that the Form 10-Q for the period ended March 31, 2004 would be delayed.

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

                         TELESOURCE INTERNATIONAL, INC.
                                  (Registrant)


Date: July 7, 2004                /s/ K.J. Semikian
                                  -------------------------------------------
                                  K.J. Semikian
                                  President and Chief Executive Officer



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JULY 7, 2004.

    /s/ Ralph Beck                         Chairman of the Board of Directors
    ----------------------------------
    Ralph Beck

    /s/ K.J. Semikian                      Director, President and Chief
    ----------------------------------     Executive Officer
    K.J. Semikian

    /s/ Nidal Z. Zayed                     Director and Executive Vice President
    ----------------------------------
    Nidal Z. Zayed

    /s/ Max Engler                         Director
    ----------------------------------
    Max Engler

    /s/ Jeffery Adams                      Director
    ----------------------------------
    Jeffery Adams

    /s/ Weston Marsh                       Director
    ----------------------------------
    Weston Marsh

                                           Director
    ----------------------------------
    Ibrahim Ibrahim

    /s/ Bud Curley                         Chief Financial Officer
    ----------------------------------
    Bud Curley

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                           EXHIBIT DESCRIPTION
  --------                          -------------------

      2.01 Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**
      3.01     Certificate of Incorporation of Telesource International **
      3.02     By-laws of Telesource International **
      10.01 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**
      10.02 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**
      10.03 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**
      10.04 Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**
      10.06 Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**
      10.07 Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees **
      10.10 Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**
      10.10A Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001 **
      10.11 Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**
      10.12 Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc.**
      10.13 Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated January 21, 2000**
      10.13A Credit Agreement between Hongkong and Shanghai Bank Corporation, Limited and Telesource CNMI, Inc. dated March 26, 2002 **
      10.14 Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**
      10.15 Employment Contract between K.J. Semikian and Telesource International, Inc.**
      10.16 Employment Contract between Nidal Z. Zayed and Telesource International, Inc.**
      10.17 Employment Contract between Bud Curley and Telesource International, Inc. **
      10.18 Adoption Agreement for Aetna Life Insurance and Annuity Company Standardized 401(k) Profit Sharing Plan and Trust between Aetna Life Insurance and Annuity Company and Commsource International, Inc. dated November 13, 1998**
      10.19 Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 3 dated May 11, 2001**
      10.20    Telesource International, Inc. 2000 Incentive Stock Option Plan
               **
      10.21    Telesource International, Inc. 2000 Non-Qualified Stock Option
               Plan **
      10.22 Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **
      10.23 Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. **
      31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO*
      31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO*
      32.1     Section 1350 Certification-- Chief Executive Officer *
      32.2     Section 1350 Certification Chief Financial Officer *

*   Filed herewith
**  Previously filed