Form 10-Q
period 2004-03-31
TELESOURCE INTERNATIONAL INC
filed 2005-02-11
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended    March 31, 2004

                                       OR

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Act). Yes [_] No [X]

     There were 49,709,497 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of January 31, 2005.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I. Financial Information

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 March 31, 2004 and December 31, 2003                       1

                 Condensed Consolidated Statements of Operations -
                 three months ended March 31, 2004 and 2003                 2

                 Condensed Statements of Comprehensive Loss
                 for the three months ended March 31, 2004 and 2003         3

                 Condensed Consolidated Statements of Cash Flows -
                 three months ended March 31, 2004 and 2003                 4

                 Notes to Condensed Consolidated Financial Statements     5 - 17

        Item 2.  Management's Discussion and Analysis of                 18 - 21
                 Financial Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About Market
                 Risk                                                       21

        Item 4.  Controls and Procedures                                    21

PART II. Other Information

        Item 1.  Legal Proceedings                                          24

        Item 2.  Sale of Unregistered Securities                            24

        Item 4.  Submission of Matters to a Vote of Security Holders        25

        Item 6.  Exhibits and Reports on Form 8-K                           26

                 Signatures                                                 27

PART 1 - FINANCIAL STATEMENTS
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003

                                                                          March 31,      December 31,
                                    Assets                                  2004             2003
                                                                       -------------    -------------
                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                        $    1,668,014        1,487,280
     Accounts receivable                                                   6,728,424        5,685,485
     Current portion of net investment in sales-type lease                 1,818,726        1,776,646
     Costs and estimated earnings in excess of billings                      783,890        3,560,452
     Prepaid expenses and other current assets                               525,770          372,029
                                                                       -------------    -------------
                 Total current assets                                     11,524,824       12,881,892

Net investment in sales-type lease - long term                             9,014,156        9,484,925
Property, plant, and equipment, net                                        2,445,834        2,288,562
Other assets                                                                 103,628          128,063
                                                                       -------------    -------------
                 Total assets                                         $   23,088,442       24,783,442
                                                                       =============    =============

                     Liabilities and Stockholders' Deficit

Current liabilities:
     Current portion of long-term debt                                $   15,260,982        9,242,195
     Accounts payable                                                      2,883,735        3,426,122
     Accounts payable - related party                                      4,328,282        3,467,719
     Accrued expenses                                                      2,539,904        1,895,889
     Billings in excess of costs and estimated earnings                      275,691          246,559
     Accrued losses on contracts in progress                                 958,246               --
     Other current liabilities                                                    --          161,251
                                                                       -------------    -------------
                 Total current liabilities                                26,246,840       18,439,735

Long-term debt                                                            15,939,862       20,310,222
                                                                       -------------    -------------
                 Total liabilities                                        42,186,702       38,749,957
                                                                       -------------    -------------

Commitments and contingencies (note 7)

Stockholders' deficit:
Convertible preferred stock: authorized 50,000,000 shares:
     issued and outstanding 9,799,999 shares with a liquidation value of $1.50 per share plus accrued dividends at
     March 31, 2004 and December 31, 2004                                 14,700,000       14,700,000
     Common stock, $0.01 par value. Authorized 100,000,000 shares, issued and outstanding 18,000,000 shares at March 31, 2004
        and 17,000,000 shares at December 31, 2003                           180,000          170,000
     Additional paid-in capital                                            8,767,225        7,777,225
     Accumulated deficit                                                 (42,655,565)     (36,630,897)
     Accumulated comprehensive loss -
        foreign currency translation                                         (89,920)          17,157
                                                                       -------------    -------------
                 Total stockholders' deficit                             (19,098,260)     (13,966,515)
                                                                       -------------    -------------
                 Total liabilities and stockholders' deficit          $   23,088,442       24,783,442
                                                                       =============    =============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)
                   Three months ended March 31, 2004 and 2003

                                                                      2004             2003
                                                                 -------------    -------------
Revenues:
     Construction revenues                                      $    1,479,720        5,444,994
     Service fees - power generation plant                             956,332          277,536
     Service fees, net                                                 107,164               --
     Rental income                                                      88,916          246,117
     Finance lease revenue                                             261,311          299,629
                                                                 -------------    -------------
                 Gross revenues                                      2,893,443        6,268,276

Costs and expenses:
     Construction costs                                              3,127,534        4,290,382
     Construction costs - related party                                383,622               --
     Operation and maintenance costs -
        power generation plant                                         719,113          217,792
     Cost of service and sales                                         298,237               --
     Provision for losses on contracts in progress                     958,246               --
     Provision for unbilled and uncollected accounts                 1,308,380               --
                                                                 -------------    -------------
                 Gross (loss) profit                                (3,901,689)       1,760,102
                                                                 -------------    -------------

Operating expenses:
     Salaries and employee benefits                                    412,812          488,099
     Occupancy and equipment                                            69,603           60,569
     General and administrative                                        976,621        1,008,442
                                                                 -------------    -------------
                 Total operating expenses                            1,459,036        1,557,110
                                                                 -------------    -------------
                 Operating income (loss)                            (5,360,725)         202,992
                                                                 -------------    -------------

Other income (expense):
     Interest expense                                                 (342,272)        (358,038)
     Other income, net                                                   5,185           33,764
                                                                 -------------    -------------
                 Total other expense                                  (337,087)        (324,274)
                                                                 -------------    -------------
                 Loss before income taxes                           (5,697,812)        (121,282)

Income tax expense                                                      87,981               --
                                                                 -------------    -------------
                 Net loss                                       $   (5,785,793)        (121,282)
                                                                 -------------    -------------

Dividend on preferred stock                                            238,875           71,139
                                                                 -------------    -------------

                 Net loss to common stockholders                $   (6,024,668)        (192,421)
                                                                 =============    =============

Basic and diluted net loss to common stockholders per share     $        (0.33)           (0.01)

Weighted average common shares outstanding                          17,703,297       15,000,000

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Loss (unaudited)
                   Three months ended March 31, 2004 and 2003


                                                         Three Months
                                                        Ended March 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------
Net loss                                        $   (5,785,793)        (121,282)
Preferred stock dividend                              (238,875)         (71,139)
Other comprehensive loss:
   Foreign currency translation adjustment            (107,077)         (27,013)
                                                 -------------    -------------

Comprehensive loss                              $   (6,131,745)        (219,434)
                                                 =============    =============


See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                   Three months ended March 31, 2004 and 2003

                                                                           2004             2003
                                                                      -------------    -------------
Cash flows from operating activities:
     Net loss                                                        $   (5,785,793)        (121,282)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                    133,082          102,442
           Provision for lossses on contracts in progress                   958,246               --
           Provision for unbilled and uncollected accounts                1,308,380               --
           Changes in assets and liabilities:
              Receivables                                                (2,351,319)      (2,836,809)
              Costs and estimated earnings in excess of billings          2,776,562          829,693
              Prepaid expenses and other current assets                    (153,741)         (89,577)
              Net investment in sales-type lease                            428,689          390,371
              Other assets                                                   24,435            4,888
              Accounts payable                                              318,176        2,061,997
              Accrued expenses                                              405,140         (847,188)
              Billings in excess of cost                                     29,132          129,955
              Other liabilities                                            (161,251)        (152,013)
                                                                      -------------    -------------
                    Net cash used in operating activities                (2,070,262)        (527,523)
                                                                      -------------    -------------

Cash flows from investing activities:
     Capital expenditures                                                  (290,354)        (488,406)
                                                                      -------------    -------------
                    Net cash used in investing activities                  (290,354)        (488,406)
                                                                      -------------    -------------

Cash flows from financing activities:
     Proceeds from sale of preferred stock                                       --        4,000,000
     Proceeds from sale of common stock                                   1,000,000               --
     Proceeds from borrowings                                             2,500,000        7,500,000
     Principal payments on borrowings                                      (851,573)     (10,350,000)
                                                                      -------------    -------------
                    Net cash provided by financing activities             2,648,427        1,150,000
                                                                      -------------    -------------
     Effect of exchange rate changes on cash                               (107,077)         (27,013)
                                                                      -------------    -------------
                    Net increase in cash and cash equivalents               180,734          107,058
Cash and cash equivalents at beginning of period                          1,487,280          244,723
                                                                      -------------    -------------
Cash and cash equivalents at end of period                           $    1,668,014          351,781
                                                                      =============    =============
Supplemental disclosure:
     Cash paid during the period for interest                        $      265,946          736,794
                                                                      =============    =============


See accompanying notes to condensed consolidated financial statements.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries ("the Company"), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature except for the revised contract estimate adjustments and related loss provisions as described in Note 10. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Reclassifications

     Certain balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on reported net loss.

2. Description of Business

     Telesource International, Inc. ("Telesource" or the "Company") has three main operating segments: construction services, brokerage of goods and services, and power generation and construction of power plants. The power generation activities commenced in March 1999. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants.

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

     The Company was incorporated in Delaware in 1994 and was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC"), a Kuwait-based civil, electrical and mechanical construction company.

     During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a public company located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the National Association of Securities Dealers ("NASD") Over The Counter Bulletin Board in October 2001, under the ticker symbol "TSCI".

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth. As of March 31, 2004, the Company's current liabilities exceeded its current assets by $14.7 million. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of March 31, 2004 the Company had total outstanding debt of $31.2 million of which $15.3 million is due in the next twelve months. As of March 31, 2004 the Company had an accumulated deficit of $42.7 million and total stockholders' deficit of $19.1 million.

The Company incurred a net loss of $6.0 million for the three months ended March 31, 2004 and operating losses of $5.4 million, $3.1 million, and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash used in operating activities during the three months ended March 31, 2004 and 2003 was $2.1 million and $527,523, respectively. The cash used in operating activities was principally due to the net loss incurred during 2004.

Cash used in investing activities was $290,354 for the three months ended March 31, 2004 as compared to net cash used in investing activities of $488,406 for the same period in 2003. The cash used in investing activities during 2004 is attributed to purchases of equipment used in construction activities and office equipment while the cash used in investing activities during 2003 is attributed to capital purchases during 2003 of $488,406 to purchase the bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $2.7 million for the three months ended March 31, 2004 as compared to cash provided by financing activities of $1.2 million for the same period in 2003. The cash generated by financing came from additional debt borrowings and the proceeds from the sale of $1.0 million worth of common stock during 2004.

The Company's net working capital deficiency, total stockholders' deficit, recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has arranged to have debt owed to Bent Marketing Ltd. and Solas Investment converted to common stock during the fourth quarter of 2004 along with a conversion of all preferred stock into common stock during the fourth quarter of 2004 as well. Management plans to increase its working capital in 2005 through additional debt and equity financing; however, there can be no assurance that increased credit lines or equity financings will be successful during 2005. Management expects the increase in revenues to be achieved by increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion in Fiji and on the island of Tinian and management is pursing a power operation and maintenance contract in 2005 which if successful will have a positive impact. However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Although management believes that the Company will be cash flow positive in 2005 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has agreed to guarantee or provide letters of credit covering $26.5 million of the Company's total debt of $31.2 million.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

     To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months.

     While Telesource International believes it has sufficient financing for its current working capital needs, there can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations. Telesource International may seek to raise additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

Use of Estimates

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates used in preparing these financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonably probable that the estimates used will change within the next year as the construction projects are completed.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life be considered mandatorily redeemable shares in the financial statements of the parent company. Accordingly, those non-controlling interests are required to be classified as liabilities in the parent company's consolidated financial statements and reported at settlement value. At its October 29, 2003 meeting, the FASB decided to defer the application of this aspect of this standard for an indefinite period of time. We anticipate further guidance or modifications from the FASB and have not determined the financial statement impact of FASB 150 as currently stated.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation . Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends FASB Statement No. 95, Statement of Cash Flows . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by June 30, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

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

The following table illustrates the effect on net earnings if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                             Three Months Ended
                                                                      --------------------------------
                                                                      March 31, 2004    March 31, 2003
                                                                      --------------    --------------
     Net loss as reported                                             $   (5,785,793)   $     (121,282)
     Preferred stock dividend                                               (238,875)          (71,139)
     Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25,
     net of related tax effects                                                   --                --
     Deduct: Total stock-based employee compensation expense
     determined under the fair value based method for all awards             (10,295)          (10,703)
                                                                      --------------    --------------
     Pro forma net loss before dividend                               $   (6,034,963)   $     (203,124)
                                                                      ==============    ==============

     Loss per share:
          Basic and diluted - as reported                             $        (0.34)   $        (0.01)
          Basic and diluted - pro forma                               $        (0.34)   $        (0.01)

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Long-Term Debt and Credit Arrangements

     Long-term debt consists of the following at March 31, 2004 and December 31, 2003:

                                                                                   March 31,           December 31,
                                                                                ---------------       ---------------
                                                                                     2004                  2003
                                                                                ---------------       ---------------
     Bent Marketing Limited loan, bearing interest of 7.0% per
         annum, unsecured and maturing on December 31, 2005.                          2,680,000             1,680,000

     Bent Marketing Limited loan, bearing interest of 7.0% per
         annum, unsecured and maturing on July 31, 2005.                              1,000,000                    --

     Bank of Hawaii loan, due in quarterly installments of $118,750 and interest payable monthly at prime with the loan maturating on
         June 3, 2005, secured by an irrevocable standby letter of credit
         for $2,000,000 issued by Al Ahli Bank of Kuwait, guaranteed by SHBC.         1,543,750             1,662,500

     Bank of Hawaii loan, due in quarterly installments of $37,941 and interest payable monthly at prime with the loan maturing on June 3,
         2005, secured by an irrevocable standby letter of credit for
         $2,000,000 issued by Al Ahli Bank of Kuwait, guaranteed by SHBC.               487,386               525,017

     Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 11, 2004. Due in 90 days from date of drawdown including interest of 9.50% at December 11, 2004 secured by assignment of specific invoice from billing on the West Tinian
         Airport Airside improvement project, guaranteed by Telesource
         International Inc. and one of its officers                                     327,472               430,375

     Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December
         11, 2003 and $1,000,000 on April 11, 2004, including interest of
         LIBOR + 2.5%. The loan is guaranteed by SHBC                                 1,000,000             1,000,000

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   Long-Term Debt and Credit Arrangements, continued

     Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on
         February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due
         and payable                                                                 12,640,000            13,000,000

     Commercial Bank of Kuwait loan, due on March 31, 2005
         with quarterly payment of  interest of LIBOR + 2.5%.
         Principal payment on maturity. Secured by a standby letter of
         credit issued by Al Ahli Bank of Kuwait for $7,875,000.                      7,500,000             7,500,000

     Solas Investments loan, bearing interest of 7.0% per annum, unsecured
         and maturing on December 31, 2005.                                             500,000                    --

     Al Ahli Bank  loan due on September 4, 2004 with variable
         payment of interest of 6.25%. Secured by a guarantee from
         Sayed Hamid Behbehani & Sons Co. WLL                                         3,343,541             3,526,812

     ANZ loan due on October 1, 2004 with interest of 7.75% payable on
         monthly installment                                                             78,009               117,491

     ANZ loan due on July 17, 2007 with interest of 8% payable on monthly
         installment                                                                    100,686               110,222
                                                                                ---------------       ---------------
                Notes payable to creditors                                           31,200,844            29,552,417
     Less current portion                                                            15,260,982             9,242,195
                                                                                ---------------       ---------------
                Total long-term debt                                           $     15,939,862            20,310,222
                                                                                ===============       ===============

     Subsequent to March 31, 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. The Company is working to bring the payments due to the bank current or payoff the facility during the first quarter of 2005. This credit facility has been renewed and currently has a maturity date of September 30, 2005.

     Subsequent to March 31, 2004, the Company renewed its debt obligation with the Bank of Hawaii which now had a maturity date of June 3, 2004 and which has been extended to June 3, 2005. Due to the extension, the Bank of Hawaii loans are treated as long-term debt at March 31, 2004. Subsequent to March 31, 2004, the Company has repaid its loan with ANZ bank which matured on October 1, 2004.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.   Stockholders' Equity

     Preferred Stock

     The Company has 9.8 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually, when and if declared by the Board of Directors.

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock on a one-for-one basis for a period of five years from the closing date of the Preferred Shares agreement. The Company may force conversion to common stock for a period of time as defined by each agreement. All accumulated dividends plus any dividends earned up through the forced conversion date are payable to the holder at the time of forced conversion. At March 31, 2004, and December 31, 2003, the Company owed accrued dividends of $238,875 and $204,358, respectively which was recorded in the line item accrued expense.

     Holders of the Preferred Shares have no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

     Common Stock

     On December 31, 2003, 17,000,000 shares of the Company's common stock were issued and outstanding.

     On March 31, 2004, 18,000,000 shares of the Company's common stock were issued and outstanding. The Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

     Subsequent to March 31, 2004, the Company issued common stock to two investors during the second quarter of 2004 in the amount of 4,200,000 shares at a price of $1.00 per share for a total consideration of $4,200,000. During the fourth quarter of 2004, the Company sold common stock to two investors in the amount of 2,348,236 shares at a price of $0.50 per share for a total consideration of $1,174,118. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock plus the accumulated dividend due on the preferred stock into common stock at a conversion price of $1.00 per share.

     During the fourth quarter of 2004, the Company also agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Bent Marketing under this debt conversion of 11,104,047. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Solas Investments under this debt conversion of 1,035,000.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.   Computation of Net Loss Per Share

     In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                         Three Months Ended  Three Months Ended
                                                              March 31,          March 31,
                                                                2004                2003
                                                         ------------------  ------------------
     NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
            Net loss                                       $   (5,785,793)     $     (121,282)
                                                           --------------      --------------
            Preferred Stock Dividend                              238,875              71,139
                                                           --------------      --------------
            Total Numerator                                    (6,024,668)           (192,421)
                                                           ==============      ==============

     DENOMINATOR - BASIC EARNINGS PER SHARE
            Weighted average common stock outstanding          17,703,297          15,000,000
                                                           ==============      ==============
     Basic loss per share                                  $        (0.33)     $        (0.01)
                                                           ==============      ==============

     DENOMINATOR - DILUTED EARNINGS PER SHARE
            Weighted average common stock outstanding          17,703,297          15,000,000
                                                           ==============      ==============
     Diluted loss per share                                $        (0.33)     $        (0.01)
                                                           ==============      ==============

     The computation of diluted loss per share for the three months ended March 31, 2004 and 2003 does not include 3,224,999 shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

7.   Commitments and Contingent Liabilities

     The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     The Company has commitments to provide services under its construction contracts, some of which cover a multi year period and the Company has commitments for the operation of power stations for up to another 18 years.

8.   Related Party Transactions

     Certain of the Company's executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and as of December 31, 2003 owned approximately 66.7% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI's promissory note with the Commercial Bank of Kuwait, New York Branch, and as guarantors on a $1,000,000 credit facility for Telesource CNMI with Kuwait Real Estate Bank. SHBC and its majority stockholders have also signed as guarantors on a $2,000,000 letter of credit issued to the Bank of Hawaii to secure a $1,900,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. SHBC has also provided materials procurement financing for the Company on the prison project in the CNMI.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


8.   Related Party Transactions, continued

     Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

     The following table provides a summary of financial information related to all services provided by SHBC to the Company:

                                       Three Months Ended     Three Months Ended
                                            March 31,             March 31,
                                              2004                   2003
                                       ------------------     ------------------
     Construction cost                          $383,622                   $ --


     The following table summarizes all balances related to transactions with SHBC as of March 31, 2004 and as of December 31, 2003:

                                         March 31, 2004       December 31, 2003
     Accounts payable                         $4,328,282             $3,467,719


     The Company held an investment in Telebond Insurance Corporation at March 31, 2004 and at December 31, 2003 in the amount of $79,687 and $77,695. The Company purchased insurance from Telebond and paid premiums of $5,000 and $2,027 during the three months ended March 31, 2004 and 2003, respectively. The Company's President and CEO, K.J. Semikian, served on Telebond Insurance Corporation's board of directors and as President of Telebond, and Mr. Semikian owned 10% of the stock of Telebond during 2003. Subsequent to March 31, 2004, Telesource sold its investment in Telebond.

     During the first three months of 2004, the Company paid Computhink Inc. a total of $30,771 and a total for the twelve months ended December 31, 2004 to Computhink, Inc of $112,018. The payments to Computhink Inc. covers rent for office space occupied by the Company and for computer hardware and software provided by Computhink Inc. K.J. Semikian, the Company's Chief Executive Officer, and Nidal Zayed, the Company's Chief Operating Officer, serve on the Board of Directors for Computhink.

     The Company sold 2,000,000 shares of common stock to Ernil Continental (a related party) and 2,200,000 shares of common stock to Halbarad Group Ltd. (a related party) during the second quarter of 2004 at a price of $1.00 per share for a total consideration of $4,200,000. During the fourth quarter of 2004, the Company sold 1,166,706 shares of common stock to Ernil Continental (a related party) and 1,181,530 shares of common stock to Halbarad Group Ltd. (a related party) at a price of $0.50 per share for a total consideration of $1,174,118.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

                                                       For the Three Months Ended
                                                             March 31, 2004
                                      --------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants     Trading      Construction        Total
                                      ----------------  ------------    ------------    ------------
     Revenue                             $  1,304,121              -       1,589,322       2,893,443
     Interest income                                -              -               -               -
     Interest expense                         342,272              -               -         342,272
     Depreciation and amortization              6,922         13,127         113,033         133,082
     Net income/(loss) to common
         stockholders                         247,139        (13,127)     (6,258,680)     (6,024,668)
     Total capital expenditures                42,600          9,500         238,254         290,354
     Total assets                          14,909,781        173,023       8,005,638      23,088,442

                                                       For the Three Months Ended
                                                             March 31, 2003
                                      --------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants     Trading      Construction        Total
                                      ----------------  ------------    ------------    ------------
     Revenue                             $    577,165              -       5,691,111       6,268,276
     Interest income                                -              -               -               -
     Interest expense                         429,177              -               -         429,177
     Depreciation and amortization              1,031          6,052          95,359         102,442
     Net income/(loss) to common
         stockholders                         146,957         (5,586)       (333,792)       (192,421)
     Total capital expenditures                     -              -         488,406         488,406
     Total assets                          14,199,965      3,586,601       9,698,180      27,484,746

     The basis used to attribute revenues to individual countries is based upon where the services are provided.

     The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of Northern Mariana Islands in the amount of $540,023 and $577,165 for the three months ended March 31, 2004 and 2003, respectively, as well as revenues from the power stations operated by the Company in Fiji in the amount of $764,098 and none for the three months ended March 31, 2004 and 2003, respectively.

     Construction revenues of $837,713 and $343,765 were recognized within the Republic of Palau for the three months ended March 31, 2004 and 2003, respectively. All other revenues within the construction segment for the three months ended March 31, 2004 and 2003 were earned in the Commonwealth of Northern Marianna Islands.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


10.  Significant Revision in Contract Estimate

     During 2004, the Company determined that the cost estimate for the prison construction project located in Saipan was increased by $3.1 million dollars. The revised cost estimate resulted in an expected loss on the prison project of $166,500. This change in estimate reduced gross profit during the first three months of 2004 by $1.9 million. The Company expects the prison project to be completed in the first half of 2005. The Company also had a cost revision on a project located in Cyprus during 2004, the Company determined that the cost estimate for the radio relay project located in Cyprus was increased by $1.0 million dollars. The revised cost estimate resulted in an expected loss on the Cyprus project of $792,000. This change in estimate reduced gross profit during the first three months of 2004 by $1 million. The Company has completed the initial phase of the Cyprus project in December 2004.


11.  Subsequent Events

     The Company sold 2,000,000 shares of common stock to Ernil Continental (a related party) and 2,200,000 shares of common stock to Halbarad Group Ltd. (a related party) during the second quarter of 2004 at a price of $1.00 per share for a total consideration of $4,200,000. During the fourth quarter of 2004, the Company sold 1,166,706 shares of common stock to Ernil Continental (a related party) and 1,181,530 shares of common stock to Halbarad Group Ltd. (a related party) at a price of $0.50 per share for a total consideration of $1,174,118.

     During the fourth quarter of 2004, the Company agreed to convert all of the outstanding shares of preferred stock plus the accumulated dividend due and scheduled dividends through 2008 on the preferred stock into common stock at a conversion price of $1.00 per share equaling 12,873,978 shares of common stock. The inclusion of future preferred shareholder dividends through 2008 was an inducement to the preferred shareholders to convert their preferred stock into common stock in 2004.

     Subsequent to March 31, 2004, the Company incurred an additional $1.85 million in debt owed to Bent Marketing, Ltd. During the fourth quarter of 2004, the Company agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Bent Marketing under this debt conversion of 11,104,047. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Solas Investments under this debt conversion of 1,035,000.

     The Company has paid off the balance due on its credit facility with the Kuwait Real Estate Bank in April 2004 as agreed to. The Company has paid off the credit facility with City Trust Bank in December 2004 as agreed to. The Company has renewed and extended its loans with the Bank of Hawaii which now have a current maturity date of June 3, 2005. The Company has renewed and extended its loans with the Al Ahli Bank of Kuwait which now have a current maturity date of September 30, 2005. The Company's loan with Al Ahli Bank of Kuwait is treated as short term due to the debt covenant violation.

     On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim, Weston Marsh, K.J. Semikian and Nidal Zayed; (ii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized common stock from 50,000,000 to 100,000,000; and (iii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized preferred stock from 10,000,000 to 50,000,000.

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

Results of Operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenues

Construction Revenues. Construction revenues decreased 18.6% to $3.5 million from $5.4 million for the three months ended March 31, 2004 compared to March 31, 2003. The decrease is due to the completion of the West Tinian Airport project during 2003 and recognition of additional costs to be incurred on the prison project of $3.1 million along with a loss to be realized on a project located in Cyprus in the amount of $1.0 million. The full loss to be realized on the initial phase of the Cyprus project has been recognized in the first quarter of 2004. Telesource has only four significant construction contracts currently underway: the Adult Correctional Facility on the island of Saipan, the expansion of a radio relay station on the island of Tinian, a radio relay station in Cyprus and the construction projects located within the Republic of Palau.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 244.6% to $956,332 from $277,536 for the three months ended March 31, 2003. The growth in service fees - power generation plant is due to the addition of an operation and maintenance agreement for two power plants located in Fiji.

Rental Income. Rental income decreased to $88,916 from $246,117 for the three months ended March 31, 2004 and 2003, respectively. The decrease in rental income is due to the completion of a rental agreement with the Guam Power Authority for the rental of seven bucket trucks during the first quarter of 2003. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 12.8% to $261,311 from $299,629 for the three months ended March 31, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased 27.1% to $3.1 million from $4.3 million for the three months ended March 31, 2004 compared to March 31, 2003. Construction cost includes cost to a related party in the amount of $383,622 which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC") for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 237.2% and 78.8% for the three months ended March 31, 2004 and 2003, respectively. The negative margin during the first quarter of 2004 is due to the revised cost estimate on the prison project which reduced construction revenues by $2.2 million and a revised cost estimate on the radio relay station in Cyprus which reduced construction revenues by $1.0 million.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased to $719,113 from $217,792 for the three months ended March 31, 2004. The increased costs during 2004 were a result of the addition of the operation and maintenance of two power plants located in Fiji.

Provision for Losses on Contracts in Progress. The Company recognized a provision in the amount of $166,052 to cover an expected loss on the prison project located in Saipan. The Company also recognized a provision in the amount of $792,194 to cover an expected loss on the radio relay station in Cyprus.

Provision for Unbilled and Uncollected Accounts. The Company has recorded a provision for amounts that have not billed on the West Tinian Airport project located on Tinian in the amount of $1.3 million. The Company has filed a claim on the airport expansion project which includes the unbilled amounts however the client has not accepted the Company's claim. The Company is vigorously attempting to resolve its claims against the West Tinian Airport; however, there can be no assurance that the Company's claims will succeed and these amounts will be collected.

Salaries and Employee Benefits. Salaries and employee benefits decreased 15.4% to $412,812 from $488,099 for the three months ended March 31, 2004 as compared to 2003. The decrease in salaries and employee benefits is attributed to staffing reductions.

Occupancy and Equipment. Occupancy and equipment expenses increased 14.9% to $69,603 from $60,569 for the three months ended March 31, 2004. The increase in occupancy and equipment cost during the first quarter of 2004 is due to additional cost to operate the Cyprus office.

General and Administrative Expenses. General and administrative expenses decreased 3.2% to $976,621 from $1.0 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease is attributed to cost cutting efforts of management.

Other Expense, Net. Other expense increased 4.0% to $337,087 from $324,274 for the three months ended March 31, 2004 compared to March 31, 2003. The increase is primarily attributed to decrease in other income during 2004.

Net Loss. Net loss was $6,024,668 as compared to a net loss of $192,421 for the three months ended March 31, 2004 and 2003, respectively. The increase in net loss during the first quarter of 2004 is attributed primarily to losses realized in construction segment for the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at March 31, 2004:


     Uncompleted contracts as of December 31, 2003            $ 15,098,231
     New contracts and change orders added during the
        first three months of 2004                               1,820,264
                                                               -----------

                                                                16,918,495

     Less: Construction revenue for the three months
             ended March 31, 2004                                1,480,170
                                                               -----------

     Balance at March 31, 2004                                $ 15,438,325
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

                                                   Operating      Commercial
                                      Debt           Leases       Commitments
                                 -------------   -------------   -------------
                                 (in thousands)  (in thousands)  (in thousands)

     Through March 2005          $      15,261   $         102   $      10,028
     April 2005 to March 2008           11,940              50               -
     Thereafter                          4,000               -               -
                                 -------------   -------------   -------------

     Total                       $      31,201   $         152   $      10,028
                                 =============   =============   =============


Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On March 31, 2004, 18,000,000 shares of Telesource International's common stock were issued and outstanding.

Cash used in operating activities during the three months ended March 31, 2004 and 2003 was $2.1 million and $527,523, respectively. The cash used in operating activities was principally due to the loss incurred during the first three months of 2004.

Cash used in investing activities was $290,353 and $488,406 for the three months ended March 31, 2004 and 2003, respectively. The cash used in investing activities during 2004 is attributed to capital purchases.

Cash provided by financing activities generated $2.7 million for the three months ended March 31, 2004 as compared to cash provided by financing activities of $1.2 million for the same period in 2003. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $1.0 million worth of common stock during 2004.

Telesource International had a working capital deficit of $14.7 million at March 31, 2004. The deficit is a result of a significant amount of loans for the Company being classified as short term as of March 31, 2004

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of March 31, 2004.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months.

While Telesource International believes it has sufficient financing for its current working capital needs, there can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations. Telesource International may seek to raise additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

Subsequent Events

The Company has paid off the balance due on its credit facility with the Kuwait Real Estate Bank in April 2004 as agreed to. The Company has paid off the credit facility with City Trust Bank in December 2004 as agreed to. The Company has renewed and extended its loans with the Bank of Hawaii which now have a current maturity date of June 3, 2005. The Company has renewed and extended its loans with the Al Ahli Bank of Kuwait which now have a current maturity date of September 30, 2005. The Company's loan with Al Ahli Bank of Kuwait is treated as short term due to the debt covenant violation.

On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim, Weston Marsh, K.J. Semikian and Nidal Zayed; (ii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized common stock from 50,000,000 to 100,000,000; and (iii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized preferred stock from 10,000,000 to 50,000,000.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of March 31, 2004 and December 31, 2003, the Registrant had total debt obligations, including current and long-term obligations, totaling $31.2 million and $29.6 million, respectively. Of these amounts, fixed rate obligations totaled $4.7 million and $2.3 million, and variable rate obligations totaled $26.5 million and $27.2 million, as of March 31, 2004 and December 31, 2003, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $265,000 higher in 2004 and $272,000 higher in 2003 based on the respective outstanding balances on an annualized basis of variable rate obligations at March 31, 2004 and December 31, 2003. The Registrant has no interest rate swap or exchange agreements.

The Registrant had gross revenues of $974,971 for the three months ended March 31, 2004 which were denominated in a foreign currency, or Fijian Dollar. The revenues realized which were denominated in Fijian Dollar were realized under an operations and maintenance agreement. All construction contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

Item 4. Controls and Procedures

Deficiencies in the Company's Controls and Procedures
-----------------------------------------------------

     In connection with the review of the Company's financial statements for the quarter ended March 31, 2004, L J Soldinger Associates LLC, the independent registered accounting firm, notified the Audit Committee and management, of certain deficiencies they identified that existed in the design and operation of our internal controls that L J Soldinger Associates LLC considers to be material weaknesses in the effectiveness of the Company's internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company's ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by the independent registered accounting firm included the following weaknesses in various financial areas of the Company:

     o Failed to maintain its accounting records in an accurate, orderly, timely manner which precluded the Company from meeting the regulatory filing deadlines.
     o Maintaining an inefficient consolidation process which fails to provide readily identifiable information, or transparency, as to the source of the accounting data and related consolidating adjustments made - both at the parent and subsidiary levels.
     o Recording various journal entries at the consolidation level but not recording them at the subsidiary level resulting in accumulated differences between the consolidated trial balances and subsidiary trial balances.
     o Failing to timely perform an internal review of the general ledger account balances in order to i) identify and correct bookkeeping errors, ii) make required period end accruals, and iii) reconcile supporting detail to account balances.
     o Lack of appropriate procedures to establish and maintain appropriate cost estimates for construction projects.
     o Lack of appropriate controls related to maintaining a current accurate backlog schedule.
     o Maintaining accounting records for the Guam office on spreadsheets outside of the Company's standard accounting software.
     o Failure to prepare orderly and concise supporting detail records for amounts comprising expense accruals.
     o Lack of certain controls relating to monitoring and investigating intercompany balances and related differences and elimination of the intercompany balances in the consolidation process.

During the course of their audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2003, our previous independent auditors, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses identified are as follows:

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

As a result of further centralization of the Company's operations, in 2003 the Company identified two material weaknesses in internal controls.

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

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of March 31, 2004, Telesource's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Telesource's reports filed or submitted under the Exchange Act was accumulated and communicated to Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Form 10-Q, and that this report contains the information required to be included in accordance with the Exchange Act.

During 2004, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

PART II. Other Information

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

          There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2003 and no new material legal proceedings have become reportable events during the three months ended March 31, 2004.

ITEM 2.   SALE OF UNREGISTERED SECURITIES
          -------------------------------

          Sale of Unregistered Securities

          The Company sold or issued upon conversion of preferred stock and debt a total of 32.6 million shares of unregistered common stock during 2004. During the first quarter of 2004, the Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

          The Company sold 2,000,000 shares of common stock to Ernil Continental (a related party) and 2,200,000 shares of common stock to Halbarad Group Ltd. (a related party) during the second quarter of 2004 at a price of $1.00 per share for a total consideration of $4,200,000. During the fourth quarter of 2004, the Company sold 1,166,706 shares of common stock to Ernil Continental (a related party) and 1,181,530 shares of common stock to Halbarad Group Ltd. (a related party) at a price of $0.50 per share for a total consideration of $1,174,118.

          During the fourth quarter of 2004, the Company agreed to convert all of the outstanding shares of preferred stock plus the accumulated dividend due and scheduled dividends through 2008 on the preferred stock into common stock at a conversion price of $1.00 per share equaling 12,873,978 shares of common stock.

          Subsequent to March 31, 2004, the Company incurred an additional $1.85 million in debt owed to Bent Marketing, Ltd. During the fourth quarter of 2004, the Company agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Bent Marketing under this debt conversion of 11,104,047. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Solas Investments under this debt conversion of 1,035,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

          On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim, Weston Marsh, K.J. Semikian and Nidal Zayed; (ii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized common stock from 50,000,000 to 100,000,000; and (iii) ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized preferred stock from 10,000,000 to 50,000,000.

          The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:


                                                Votes For         Votes Against
                                             ---------------     ---------------

              Election of Directors:

                 Ralph Beck                     18,588,550                  --

                 Jeff Adams                     18,588,550                  --

                 Max Engler                     18,588,550                  --

                 Ibrahim Ibrahim                18,588,550                  --

                 Weston Marsh                   18,588,550                  --

                 K.J. Semikian                  18,588,550                  --

                 Nidal Z. Zayed                 18,588,550                  --

                                                                                                      Broker
                                           Votes For        Votes Against       Abstentions         Non-Votes
                                        ---------------    ---------------    ---------------    ---------------
     Ratification of an                     18,588,550                 --                 --                 --
     amendment to the Articles
     of Incorporation to
     increase authorized
     common stock

                                            Common             Common            Preferred          Preferred
                                          Stockholder        Stockholder        Stockholder        Stockholder
                                           Votes For        Votes Against        Votes For        Votes Against
                                        ---------------    ---------------    ---------------    ---------------
       Ratification of an                   18,588,550                 --          9,799,999                 --
       amendment to the Articles
       of Incorporation to
       increase authorized
       preferred stock

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a) Exhibits.

              Exhibit 31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

              Exhibit 31.2 Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

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


          (b) Reports on Form 8-K.

              The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

              (1) Current Report on Form 8-K dated April 20, 2004 announcing that there would be a delaying in the filing of the Company's 2003 Form 10-K;

              (2) Current Report on Form 8-K dated May 18, 2004 announcing that there would be a delaying in the filing of the Company's first quarter Form 10-Q;

              (3) Current Report on Form 8-K dated August 16, 2004 announcing that the resignation of KPMG;

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


                                           Telesource International, Inc.
                                           -------------------------------------
                                           (Registrant)



          Date   February 10, 2005         /s/ K.J. Semikian
                                           -------------------------------------
                                           K.J. Semikian
                                           President and Chief Executive Officer


                 February 10, 2005         /s/ Bud Curley
                                           -------------------------------------
                                           Bud Curley
                                           Chief Financial Officer

Index to Exhibits


    Exhibits
    --------
      31.1 Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

      31.2 Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

      32.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Executive Officer -- Corporation (1)

      32.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code -- Chief Financial Officer -- Corporation (1)


(1) Filed herewith.