Form 10-Q
period 2004-06-30
TELESOURCE INTERNATIONAL INC
filed 2005-03-09
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2004

                                       OR

        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ___________ to ____________


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

     There were 49,709,497 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of February 21, 2005.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

      Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets -
               June 30, 2004 and December 31, 2003                          1

               Condensed Consolidated Statements of Operations -
               six months ended June 30, 2004 and 2003                      2

               Condensed Consolidated Statements of Operations -
               three months ended June 30, 2004 and 2003                    3

               Condensed Statements of Comprehensive Loss
               for the six and three months ended June 30, 2004 and 2003    4

               Condensed Consolidated Statements of Cash Flows -
               six months ended June 30, 2004 and 2003                      5

               Notes to Condensed Consolidated Financial Statements       6 - 19

      Item 2.  Management's Discussion and Analysis of                   20 - 24
               Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk   24

      Item 4.  Controls and Procedures                                      25

PART II. Other Information

      Item 1.  Legal Proceedings                                            27

      Item 2.  Sale of Unregistered Securities                              27

      Item 3.  Defaults Upon Senior Securities                              27

      Item 4.  Submission of Matters to a Vote of Security Holders          27

      Item 6.  Exhibits and Reports on Form 8-K                             29

               Signatures                                                   30

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003

                                                                             June 30,        December 31,
                                    Assets                                     2004              2003
                                                                          -------------     -------------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                           $    1,053,189         1,487,280
     Accounts receivable                                                      9,336,889         5,685,485
     Current portion of net investment in sales-type lease                    1,861,802         1,776,646
     Costs and estimated earnings in excess of billings                       1,656,026         3,560,452
     Prepaid expenses and other current assets                                  515,583           372,029
                                                                          -------------     -------------
                 Total current assets                                        14,423,489        12,881,892

Net investment in sales-type lease - long term                                8,532,237         9,484,925
Property, plant, and equipment, net                                           2,252,214         2,288,562
Other assets                                                                    101,855           128,063
                                                                          -------------     -------------
                 Total assets                                            $   25,309,795        24,783,442
                                                                          =============     =============

                     Liabilities and Stockholders' Deficit

Current liabilities:
     Current portion of long-term debt                                   $   15,245,407         9,242,195
     Accounts payable                                                         3,468,255         3,426,122
     Accounts payable - related party                                         5,844,269         3,467,719
     Accrued expenses                                                         2,288,500         1,895,889
     Billings in excess of costs and estimated earnings                         895,934           246,559
     Accrued losses on contracts in progress                                  1,893,221                --
     Other current liabilities                                                       --           161,251
                                                                          -------------     -------------
                 Total current liabilities                                   29,635,586        18,439,735

Long-term debt                                                               13,768,795        20,310,222
                                                                          -------------     -------------
                 Total liabilities                                           43,404,381        38,749,957
                                                                          -------------     -------------
Commitments and contingencies (note 7) Stockholders' deficit:
Convertible preferred stock: authorized 50,000,000 shares:
     issued and outstanding 9,799,999 shares with a liquidation value of $1.50 per share plus accrued dividends at
     June 30, 2004 and December 31, 2004                                     14,700,000        14,700,000
     Common stock, $0.01 par value. Authorized 100,000,000 shares, issued and outstanding 22,200,000 shares at June 30, 2004
        and 17,000,000 shares at December 31, 2003                              222,000           170,000
     Additional paid-in capital                                              12,925,225         7,777,225
     Accumulated deficit                                                    (45,928,409)      (36,630,897)
     Accumulated comprehensive loss -
        foreign currency translation                                            (13,402)           17,157
                                                                          -------------     -------------
                 Total stockholders' deficit                                (18,094,586)      (13,966,515)
                                                                          -------------     -------------
                 Total liabilities and stockholders' deficit             $   25,309,795        24,783,442
                                                                          =============     =============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)
                     Six months ended June 30, 2004 and 2003

                                                                        2004              2003
                                                                   -------------     -------------
Revenues:
     Construction revenues                                        $    7,371,996         8,047,715
     Service fees - power generation plant                             1,795,324           693,848
     Service fees                                                         25,250                --
     Rental income                                                       265,883           379,197
     Finance lease revenue                                               512,468           590,012
                                                                   -------------     -------------
                 Gross revenues                                        9,970,921         9,710,772

Costs and expenses:
     Construction costs                                                7,119,228         5,260,592
     Construction costs  -- related party                              2,299,813         2,235,434
     Operation and maintenance costs -
        power generation plant                                         1,526,827           682,972
     Cost of service and sales                                           231,578                --
     Provision for losses on contracts in progress                     1,893,221                --
     Provision for unbilled and uncollected accounts                   1,308,380                --
                                                                   -------------     -------------
                 Gross (loss) profit                                  (4,408,126)        1,531,774
                                                                   -------------     -------------
Operating expenses:
     Salaries and employee benefits                                      814,799         1,024,671
     Occupancy and equipment                                             147,063           145,333
     General and administrative                                        2,278,627         1,998,142
                                                                   -------------     -------------
                 Total operating expenses                              3,240,489         3,168,146
                                                                   -------------     -------------
                 Operating loss                                       (7,648,615)       (1,636,372)
                                                                   -------------     -------------
Other income (expense):
     Interest expense                                                   (634,644)         (635,330)
     Other income, net                                                    16,438            16,492
                                                                   -------------     -------------
                 Total other expense                                    (618,206)         (618,838)
                                                                   -------------     -------------
                 Loss before income taxes                             (8,266,821)       (2,255,210)
Income tax expense                                                        75,191                --
                                                                   -------------     -------------
                 Net loss                                         $   (8,342,012)       (2,255,210)
                                                                   -------------     -------------

Dividend on preferred stock                                              477,750           184,889
                                                                   -------------     -------------

                 Net loss to common stockholders                  $   (8,819,762)       (2,440,099)
                                                                   =============     =============

Basic and diluted net loss to common stockholders per share       $        (0.46)            (0.16)

Weighted average common shares outstanding                            19,107,692        15,000,000

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)
                    Three months ended June 30, 2004 and 2003

                                                                        2004              2003
                                                                   -------------     -------------
Revenues:
     Construction revenues                                        $    5,892,276         2,602,721
     Service fees - power generation plant                               838,992           416,312
     Rental income                                                       176,967           133,080
     Finance lease revenue                                               251,157           290,383
                                                                   -------------     -------------
                 Gross revenues                                        7,159,392         3,442,496

Costs and expenses:
     Construction costs                                                3,991,694           970,210
     Construction costs  -- related party                              1,916,191         2,235,434
     Operation and maintenance costs -
        power generation plant                                           807,714           465,180
     Cost of service and sales                                            15,255                --
     Provision for losses on contracts in progress                       934,975                --
     Provision for unbilled and uncollected accounts                          --                --
                                                                   -------------     -------------
                 Gross loss                                             (506,437)         (228,328)
                                                                   -------------     -------------
Operating expenses:
     Salaries and employee benefits                                      401,987           536,572
     Occupancy and equipment                                              77,460            84,764
     General and administrative                                        1,302,006           989,700
                                                                   -------------     -------------
                 Total operating expenses                              1,781,453         1,611,036
                                                                   -------------     -------------
                 Operating income (loss)                              (2,287,890)       (1,839,364)
                                                                   -------------     -------------
Other income (expense):
     Interest expense                                                   (292,372)         (277,292)
     Other income, net                                                    11,253           (17,272)
                                                                   -------------     -------------
                 Total other expense                                    (281,119)         (294,564)
                                                                   -------------     -------------
                 Loss before income taxes                             (2,569,009)       (2,133,928)
Income tax expense                                                       (12,790)               --
                                                                   -------------     -------------
                 Net loss                                         $   (2,556,219)       (2,133,928)
                                                                   -------------     -------------

Dividend on preferred stock                                              238,875           113,750
                                                                   -------------     -------------

                 Net loss to common stockholders                  $   (2,795,094)       (2,247,678)
                                                                   =============     =============

Basic and diluted net loss to common stockholders per share       $        (0.14)            (0.15)

Weighted average common shares outstanding                            20,512,088        15,000,000

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Loss (unaudited)
                     Six months ended June 30, 2004 and 2003

                                                          Six Months
                                                        Ended June 30,
                                               -------------------------------
                                                    2004              2003
                                               -------------     -------------
Net loss                                      $   (8,342,012)       (2,255,210)
Preferred stock dividend                            (477,750)         (184,889)
Other comprehensive loss:
   Foreign currency translation adjustment           (30,559)          (28,723)
                                               -------------     -------------

Comprehensive loss                            $   (8,850,321)       (2,468,822)
                                               =============     =============


                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Loss (unaudited)
                    three months ended June 30, 2004 and 2003

                                                         Three Months
                                                        Ended June 30,
                                               -------------------------------
                                                    2004              2003
                                               -------------     -------------
Net loss                                      $   (2,556,219)       (2,133,928)
Preferred stock dividend                            (238,875)         (113,750)
Other comprehensive loss:
   Foreign currency translation adjustment            76,518            (1,710)
                                               -------------     -------------

Comprehensive loss                            $   (2,718,576)       (2,249,388)
                                               =============     =============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                     Six months ended June 30, 2004 and 2003

                                                                             2004             2003
                                                                        -------------     -------------
Cash flows from operating activities:
     Net loss                                                          $   (8,342,012)       (2,255,210)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                      368,456           185,462
           Provision for lossses on contracts in progress                   1,893,221                --
           Provision for unbilled and uncollected accounts                  1,308,380                --
           Changes in assets and liabilities:
              Receivables                                                  (4,959,784)       (1,884,165)
              Costs and estimated earnings in excess of billings            1,904,425         1,107,896
              Prepaid expenses and other current assets                      (143,554)          (26,958)
              Net investment in sales-type lease                              867,532           789,988
              Other assets                                                     26,208            24,017
              Accounts payable                                              2,418,683          (936,012)
              Accrued expenses                                                (85,138)         (712,059)
              Billings in excess of cost                                      649,375                --
              Other liabilities                                              (161,251)          (20,218)
                                                                        -------------     -------------
                    Net cash used in operating activities                  (4,255,459)       (3,727,259)
                                                                        -------------     -------------
Cash flows from investing activities:
     Capital expenditures                                                    (332,108)         (514,777)
                                                                        -------------     -------------
                    Net cash used in investing activities                    (332,108)         (514,777)
                                                                        -------------     -------------
Cash flows from financing activities:
     Payment of preferred stock dividends                                    (477,750)         (184,889)
     Proceeds from sale of preferred stock                                         --         4,000,000
     Proceeds from sale of common stock                                     5,200,000                --
     Proceeds from borrowings                                               2,500,000        13,994,190
     Principal payments on borrowings                                      (3,038,215)      (13,364,790)
                                                                        -------------     -------------
                    Net cash provided by financing activities               4,184,035         4,444,511
                                                                        -------------     -------------
     Effect of exchange rate changes on cash                                  (30,559)          (28,723)
                                                                        -------------     -------------
                    Net increase in cash and cash equivalents                (434,091)          202,475
Cash and cash equivalents at beginning of period                            1,487,280           244,723
                                                                        -------------     -------------
Cash and cash equivalents at end of period                             $    1,053,189           447,198
                                                                        =============     =============
Supplemental disclosure:
     Cash paid during the period for interest                          $      585,321         1,041,448
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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth. As of June 30, 2004, the Company's current liabilities exceeded its current assets by $15.2 million. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of June 30, 2004 the Company had total outstanding debt of $29.0 million of which $15.3 million is due in the next twelve months. As of June 30, 2004 the Company had an accumulated deficit of $45.9 million and total stockholders' deficit of $18.1 million.

The Company incurred a net loss of $8.8 million to the common stockholders for the six months ended June 30, 2004 and operating losses of $5.4 million, $3.1 million, and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash used in operating activities during the six months ended June 30, 2004 and 2003 was $4.7 million and $3.7 million, respectively. The cash used in operating activities was principally due to the net loss incurred.

Cash used in investing activities was $332,108 for the six months ended June 30, 2004 as compared to net cash used in investing activities of $514,777 for the same period in 2003. The cash used in investing activities during 2004 is attributed to purchases of equipment used in construction activities and office equipment while the cash used in investing activities during 2003 is attributed mainly to capital purchases during 2003for bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $4.2 million for the six months ended June 30, 2004 as compared to cash provided by financing activities of $4.6 million for the same period in 2003. The cash generated by financing came from additional net debt borrowings and the proceeds from the sale of $5.2 million worth of common stock during 2004.

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

Although management believes that the Company will be cash flow positive in 2005 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has agreed to guarantee or provide letters of credit covering $24.0 million of the Company's total debt of $29.0 million.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. Summary of Significant Accounting Policies, continued

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation . Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

The following table illustrates the effect on net earnings if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                                 Six months Ended
                                                                          -------------------------------
                                                                          June 30, 2004     June 30, 2003
                                                                          -------------     -------------
     Net loss as reported                                                 $  (8,342,012)    $  (2,255,210)
     Preferred stock dividend                                                  (477,750)         (184,889)
     Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25,
     net of related tax effects                                                      --                --
     Deduct: Total stock-based employee compensation expense
     determined under the fair value based method for all awards                (20,590)          (20,591)
                                                                          -------------     -------------
     Pro forma net loss before dividend                                   $  (8,840,352)    $  (2,460,690)
                                                                          =============     =============

     Loss per share:
          Basic and diluted - as reported                                 $       (0.46)    $       (0.16)
          Basic and diluted - pro forma                                   $       (0.46)    $       (0.16)

                                                                                Three months Ended
                                                                          -------------------------------
                                                                          June 30, 2004     June 30, 2003
                                                                          -------------     -------------
     Net loss as reported                                                 $  (2,556,219)    $  (2,133,928)
     Preferred stock dividend                                                  (238,875)         (113,750)
     Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25,
     net of related tax effects                                                      --                --
     Deduct: Total stock-based employee compensation expense
     determined under the fair value based method for all awards                (10,295)          (10,295)
                                                                          -------------     -------------
     Pro forma net loss before dividend                                   $  (2,805,389)    $  (2,257,973)
                                                                          =============     =============

     Loss per share:
          Basic and diluted - as reported                                 $       (0.14)    $       (0.15)
          Basic and diluted - pro forma                                   $       (0.14)    $       (0.15)

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Long-Term Debt and Credit Arrangements

     Long-term debt consists of the following at June 30, 2004 and December 31, 2003:

                                                                                   June 30,           December 31,
                                                                                     2004                 2003
                                                                                 ------------         ------------
     Bent Marketing Limited loan, bearing interest of 7.0% per
         annum, unsecured and maturing on December 31, 2005.                        2,680,000            1,680,000

     Bent Marketing Limited loan, bearing interest of 7.0% per
         annum, unsecured and maturing on July 31, 2005.                            1,446,022                   --

     Bank of Hawaii loan, due in quarterly installments of $118,750 and interest payable monthly at prime with the loan maturating on
         June 3, 2005, secured by an irrevocable standby letter of credit for $2,000,000 issued by Al Ahli Bank of Kuwait,
         guaranteed by SHBC.                                                        1,425,000            1,662,500

     Bankof Hawaii loan, due in quarterly installments of $37,941 and interest payable monthly at prime with the loan maturing on June 3,
         2005, secured by an irrevocable standby letter of credit for
         $2,000,000 issued by Al Ahli Bank of Kuwait,
         guaranteed by SHBC.                                                          449,895              525,017

     Citytrust Bank loan, borrowings on $1,000,000 revolving line of credit which expires on December 11, 2004. Due in 90 days from date of drawdown including interest of 9.50 % at December 11, 2004 secured by assignment of specific invoice from billing on the West Tinian
         Airport Airside improvement project, guaranteed by Telesource
         International Inc. and one of its officers                                   221,358              430,375

     Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December
         11, 2003 and $1,000,000 on April 11, 2004, including interest of
         LIBOR + 2.5%. The loan is guaranteed by SHBC                                      --            1,000,000

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Long-Term Debt and Credit Arrangements, continued

     Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on
         February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become
         due and payable                                                           12,100,000           13,000,000

     Commercial Bank of Kuwait loan, due on March 31, 2005
         with quarterly payment of  interest of LIBOR + 2.5%.
         Principal payment on maturity. Secured by a standby letter of
         credit issued by Al Ahli Bank of Kuwait for $7,875,000.                    7,500,000            7,500,000

     Solas Investments loan, bearing interest of 7.0% per
         annum, unsecured and maturing on December 31, 2005.                          500,000                   --

     Al Ahli Bank  loan due on September 4, 2004 with variable
         payment of interest of 6.25%. Secured by a guarantee from
         Sayed Hamid Behbehani & Sons Co. WLL                                       2,563,079            3,526,812

     ANZ loan due on October 1, 2004 with interest of 7.75%
         payable on monthly installment                                                39,079              117,491

     ANZ loan due on July 17, 2007 with interest of 8%
         payable on monthly installment                                                89,769              110,222
                                                                                 ------------         ------------
                     Notes payable to creditors                                    29,014,202           29,552,417
     Less current portion                                                          15,245,407            9,242,195
                                                                                 ------------         ------------
                     Total long-term debt                                       $  13,768,795           20,310,222
                                                                                 ============         ============

     Subsequent to June 30, 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. The Company is working to bring the payments due to the bank current or payoff the facility during the first quarter of 2005. This credit facility has been renewed and currently has a maturity date of September 30, 2005.

     Subsequent to June 30, 2004, the Company has repaid its loan with ANZ bank which matured on October 1, 2004.

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

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock on a one-for-one basis for a period of five years from the closing date of the Preferred Shares agreement. The Company may force conversion to common stock for a period of time as defined by each agreement. All accumulated dividends plus any dividends earned up through the forced conversion date are payable to the holder at the time of forced conversion. At June 30, 2004, and December 31, 2003, the Company owed accrued dividends of $0 and $204,358, respectively which was recorded in the line item accrued expense.

     Holders of the Preferred Shares have no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

     Common Stock

     On December 31, 2003, 17,000,000 shares of the Company's common stock were issued and outstanding.

     On June 30, 2004, 22,200,000 shares of the Company's common stock were issued and outstanding. The Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

     The Company issued common stock to two investors during the second quarter of 2004 in the amount of 4,200,000 shares at a price of $1.00 per share for a total consideration of $4,200,000. Subsequent to June 30, 2004 and during the fourth quarter of 2004, the Company sold common stock to two investors in the amount of 2,348,236 shares at a price of $0.50 per share for a total consideration of $1,174,118. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock plus the accumulated dividend due on the preferred stock into common stock at a conversion price of $1.00 per share.

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

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   Computation of Net Loss Per Share

     In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                                Six months         Six months
                                                              Ended June 30,     Ended June 30,
                                                                   2004               2003
                                                              --------------     --------------
     NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
             Net loss                                         $   (8,342,012)    $   (2,255,210)
                                                              --------------     --------------
             Preferred Stock Dividend                                477,750            184,889
                                                              --------------     --------------
             Total Numerator                                      (8,819,762)        (2,440,099)
                                                              ==============     ==============

     DENOMINATOR - BASIC EARNINGS PER SHARE
             Weighted average common stock outstanding            19,107,692         15,000,000
                                                              ==============     ==============
     Basic loss per share                                     $        (0.46)    $        (0.16)
                                                              ==============     ==============

     DENOMINATOR - DILUTED EARNINGS PER SHARE
             Weighted average common stock outstanding            19,107,692         15,000,000
                                                              ==============     ==============
     Diluted loss per share                                   $        (0.46)    $        (0.16)
                                                              ==============     ==============

     The computation of diluted loss per share for the six months ended June 30, 2004 and 2003 does not include 3,224,999 shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

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

     The following table provides a summary of financial information related to all services provided by SHBC to the Company:

                                        Six months Ended     Six months Ended
                                            June 30,             June 30,
                                              2004                 2003
                                        ----------------     ----------------
       Construction cost                   $2,299,813           $2,235,434


     The following table summarizes all balances related to transactions with SHBC as of June 30, 2004 and as of December 31, 2003:

                                         June 30, 2004       December 31, 2003
       Accounts payable                    $5,844,269           $3,467,719

     The Company held an investment in Telebond Insurance Corporation at June 30, 2004 and at December 31, 2003 in the amount of $79,464 and $77,695. The Company purchased insurance from Telebond and paid premiums of $5,473 and $2,027 during the six months ended June 30, 2004 and 2003, respectively. The Company's President and CEO, K.J. Semikian, served on Telebond Insurance Corporation's board of directors and as President of Telebond, and Mr. Semikian owned 10% of the stock of Telebond during 2003. Subsequent to June 30, 2004, Telesource sold its investment in Telebond.

     During the first six months of 2004, the Company paid Computhink Inc. a total of $30,771 and a total for the twelve months ended December 31, 2004 to Computhink, Inc of $112,018. The payments to Computhink Inc. covers rent for office space occupied by the Company and for computer hardware and software provided by Computhink Inc. K.J. Semikian, the Company's Chief Executive Officer, and Nidal Zayed, the Company's Chief Operating Officer, serve on the Board of Directors for Computhink.

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

                                                         For the Six Months Ended
                                                               June 30, 2004
                                       ------------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading        Construction         Total
                                       ----------------   -------------    -------------    -------------
     Revenue                             $   2,307,792                -        7,663,129        9,970,921
     Interest income                                 -                -                -                -
     Interest expense                          634,644                -                -          634,644
     Depreciation and amortization              15,798           17,852          334,806          368,456
     Net income/(loss) to common
         stockholders                          252,812          (17,852)      (9,054,722)      (8,819,762)
     Total capital expenditures                 42,600            9,500          280,008          332,108
     Total assets                           14,915,464          155,171       10,239,170       25,309,795

                                                         For the Six Months Ended
                                                               June 30, 2003
                                       ------------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading        Construction         Total
                                       ----------------   -------------    -------------    -------------
     Revenue                             $   1,283,860                -        8,426,912        9,710,772
     Interest income                                 -                -                -                -
     Interest expense                          635,330                -                -          635,330
     Depreciation and amortization               4,339           11,555          169,568          185,462
     Income tax expense                              -                -                -                -
     Net income/(loss) to common
         stockholders                         (367,285)         (10,622)      (2,062,192)      (2,440,099)
     Total capital expenditures                      -                -          514,777          514,777
     Total assets                           13,832,680        3,557,679        8,569,007       25,959,366

                                                        For the Three Months Ended
                                                               June 30, 2004
                                       ------------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading        Construction         Total
                                       ----------------   -------------    -------------    -------------
     Revenue                             $   1,090,149                -        6,069,243        7,159,392
     Interest income                                 -                -                -                -
     Interest expense                          292,372                -                -          292,372
     Depreciation and amortization               8,876            4,725          221,773          235,374
     Income tax expense                              -                -                -                -
     Net income/(loss) to common
         stockholders                            5,673           (4,725)      (2,796,042)      (2,795,094)
     Total capital expenditures                      -                -           41,754           41,754
     Total assets                           14,915,464          155,171       10,239,170       25,309,795

                                                        For the Three Months Ended
                                                               June 30, 2003
                                       ------------------------------------------------------------------
                                       Power Generation
                                       and Construction
                                        of Power Plants      Trading        Construction         Total
                                       ----------------   -------------    -------------    -------------
     Revenue                             $     706,695                -        2,735,801        3,442,496
     Interest income                                 -                -                -                -
     Interest expense                          277,292                -                -          277,292
     Depreciation and amortization               3,308            5,503           74,209           83,020
     Income tax expense                              -                -                -                -
     Net income/(loss) to common              (514,242)          (5,036)      (1,728,400)      (2,247,678)
         stockholders
     Total capital expenditures                      -                -           26,371           26,371
     Total assets                           13,832,680        3,557,679        8,569,007       25,959,366

     The basis used to attribute revenues to individual countries is based upon where the services are provided.

     The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of Northern Mariana Islands in the amount of $1,088,036 and $1,150,292 for the six months ended June 30, 2004 and 2003, respectively, as well as revenues from the power stations operated by the Company in Fiji in the amount of $1,409,853 and $133,568 for the six months ended June 30, 2004 and 2003, respectively.

     Construction revenues of $2,374,504 and $1,278,066 were recognized within the Republic of Palau for the six months ended June 30, 2004 and 2003, respectively. All other revenues within the construction segment for the six months ended June 30, 2004 and 2003 were earned in the Commonwealth of Northern Marianna Islands.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


10.  Significant Revision in Contract Estimate

     During 2004, the Company determined that the cost estimate for the prison construction project located in Saipan was increased by $4.4 million dollars. The revised cost estimate resulted in an expected loss on the prison project of $1.1 million. This change in estimate reduced gross profit during the first six months of 2004 by $3.2 million. The Company expects the prison project to be completed in the first half of 2005. The Company also had a cost revision on a project located in Cyprus during 2004, the Company determined that the cost estimate for the radio relay project located in Cyprus was increased by $1.0 million dollars. The revised cost estimate resulted in an expected loss on the Cyprus project of $792,000. This change in estimate reduced gross profit during the first six months of 2004 by $1 million. The Company has completed the initial phase of the Cyprus project in December 2004. Also during 2004, the Company determined that the cost estimated for the radio relay expansion project located in Tinian was increased by $706,011. The revised cost estimate resulted in a decrease in the expected profit on the radio relay station expansion project of $524,011. The Company determined during 2004 that the cost estimate for the Palau Capitol relocation project was increased by $360,058.

11.  Subsequent Events

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

The following is a discussion and analysis of Telesource International, Inc.'s unaudited financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Telesource International, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Revenues

Construction Revenues. Construction revenues decreased 8.4% to $7.4 million from $8.1 million for the six months ended June 30, 2004 compared to June 30, 2003. The decrease is due to the completion of the West Tinian Airport project during 2003. The revised estimated cost for the prison project and the project located in Cyprus resulted in a reduction in construction revenues in the amount of $1.8 million and $199,000, respectively to adjust for revenues recognized in prior years. The full loss to be realized on the initial phase of the Cyprus project has been recognized in the first quarter of 2004. Telesource has only four significant construction contracts currently underway: the Adult Correctional Facility on the island of Saipan, the expansion of a radio relay station on the island of Tinian, a radio relay station in Cyprus and the construction projects located within the Republic of Palau.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 158.7% to $1.8 million from $693,848 for the six months ended June 30, 2003. The growth in service fees - power generation plant is due to the addition of an operation and maintenance agreement for two power plants located in Fiji in May of 2003.

Rental Income. Rental income decreased to $265,883 from $379,197 for the six months ended June 30, 2004 and 2003, respectively. The decrease in rental income is due to the completion of a rental agreement with the Guam Power Authority for the rental of seven bucket trucks during the first quarter of 2003. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 13.1% to $512,468 from $590,012 for the six months ended June 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 25.7% to $9.4 million from $7.5 million for the six months ended June 30, 2004 compared to June 30, 2003. Construction cost includes cost to a related party in the amount of $2,299,813 which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC") for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 127.8% and 93.1% for the six months ended June 30, 2004 and 2003, respectively. The negative margin during the first six months of 2004 is due to the revised cost estimate on the prison project which reduced construction revenues by $4.4 million and a revised cost estimate on the radio relay station in Cyprus which reduced construction revenues by $1.0 million.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased to $1.5 million from $682,972 for the six months ended June 30, 2004. The increased costs during 2004 were a result of the addition of the operation and maintenance of two power plants located in Fiji.

Cost of Service and Sales. The Company recognized cost for service and sales during the six months ended June 30, 2004 of $231,578 as compared to none during the same period in 2003. The increase in cost of service and sales was due to cost incurred in connection with rental services of equipment which generated revenues of $265,883 during the same period in 2004.

Provision for Losses on Contracts in Progress. The Company recognized a provision in the amount of $1.1 million to cover an expected loss on the prison project located in Saipan. The Company also recognized a provision in the amount of $792,194 to cover an expected loss on the radio relay station in Cyprus.

Provision for Unbilled and Uncollected Accounts. The Company has recorded a provision for amounts that have not been billed on the West Tinian Airport project located on Tinian in the amount of $1.3 million. The Company has filed a claim on the airport expansion project with the client, the Commonwealth Ports Authority, which includes the unbilled amounts, however, the client has not accepted the Company's claim. The Company is vigorously attempting to resolve its claims against the West Tinian Airport; however, there can be no assurance that the Company's claims will succeed and these amounts will be collected.

Salaries and Employee Benefits. Salaries and employee benefits decreased 18.5% to $814,799 from $1.0 million for the six months ended June 30, 2004 as compared to 2003. The decrease in salaries and employee benefits is attributed to staffing reductions.

Occupancy and Equipment. Occupancy and equipment expenses increased 1.2% to $147,063 from $145,333 for the six months ended June 30, 2004. The increase in occupancy and equipment cost during the first six months of 2004 is due to additional cost to operate the Cyprus office.

General and Administrative Expenses. General and administrative expenses increased 14.0% to $2.3 million from $2.0 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase is attributed to increased cost on professional fees.

Other Expense, Net. Other expense was almost unchanged at $618,206 and $618,838 for the six months ended June 30, 2004 compared to June 30, 2003.

Net Loss to Common Stockholders. Net loss to common stockholders was $8.8 million as compared to a net loss of $2.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net loss during the first six months of 2004 is attributed primarily to losses realized in construction segment for the Company.

Results of Operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Revenues

Construction Revenues. Construction revenues increased 126.4% to $5.9 million from $2.6 million for the three months ended June 30, 2004 compared to June 30, 2003. The increase is due to construction activities on the prison project and the projects located in Palau which were started in 2003 but did not have significant progress during the second quarter of 2003. The Company did complete the West Tinian Airport project during 2003 and was in the process of closing out this project during the second quarter of 2003. Telesource has only four significant construction contracts currently underway and is making an effort to complete all of the construction projects as soon as practical: the Adult Correctional Facility on the island of Saipan, the expansion of a radio relay station on the island of Tinian, a radio relay station in Cyprus and the construction projects located within the Republic of Palau.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 101.5% to $838,992 from $416,312 for the three months ended June 30, 2003. The growth in service fees - power generation plant is due to the addition of an operation and maintenance agreement for two power plants located in Fiji during May 2003.

Rental Income. Rental income increased to $176,967 from $133,080 for the three months ended June 30, 2004 and 2003, respectively. The increase in rental income is due to the Company renting the bucket trucks to local customers during 2004. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 13.5% to $251,157 from $290,383 for the three months ended June 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 84.3% to $5.9 million from $3.2 million for the three months ended June 30, 2004 compared to June 30, 2003. The increase in construction cost is tied to the increase during 2004 in construction activities on the prison project and the Palau construction projects. Construction cost includes cost to a related party in the amount of $1,916,191 which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC") for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 100.3% and 123.2% for the three months ended June 30, 2004 and 2003, respectively. The negative margin during the second quarter of 2003 is due to the revised cost estimate on the West Tinian Airport project.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased to $807,714 from $465,180 for the three months ended June 30, 2004. The increased costs during 2004 were a result of the addition of the operation and maintenance of two power plants located in Fiji.

Provision for Losses on Contracts in Progress. The Company recognized a provision in the amount of $934,975 to cover an expected loss on the prison project located in Saipan.

Salaries and Employee Benefits. Salaries and employee benefits decreased 25.1% to $401,987 from $536,572 for the three months ended June 30, 2004 as compared to 2003. The decrease in salaries and employee benefits is attributed to staffing reductions.

Occupancy and Equipment. Occupancy and equipment expenses decreased 8.6% to $77,460 from $84,764 for the three months ended June 30, 2004. The decrease in occupancy and equipment cost during the second quarter of 2004 is due to management's cost cutting efforts.

General and Administrative Expenses. General and administrative expenses increased 31.6% to $1.3 million from $1.0 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase is attributed to increases in professional fees.

Other Expense, Net. Other expense decreased to $281,119 from $294,564 for the three months ended June 30, 2004 compared to June 30, 2003. The increase is primarily attributed to decrease in other income during 2004.

Net Loss to Common Stockholders. Net loss to common stockholders was $2.8 million as compared to a net loss of $2.3 million for the three months ended June 30, 2004 and 2003, respectively. The increase in net loss during the second quarter of 2004 is attributed primarily to losses realized in construction segment for the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at June 30, 2004:

     Uncompleted contracts as of December 31, 2003              $   15,098,231
     New contracts and change orders added during the first
        six months of 2004                                           2,337,768
                                                                 -------------

                                                                    17,435,999

     Less: Construction revenue for the six months ended
             June 30, 2004                                           7,371,996
                                                                 -------------

Balance at June 30, 2004                                        $   10,064,003
                                                                 =============


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

                                                   Operating        Commercial
                                     Debt            Leases         Commitments
                                --------------   --------------   --------------
                                (in thousands)   (in thousands)   (in thousands)


     Through June 2005              $   15,245       $       90       $   12,497
     July 2005 to June 2008              9,769               40                -
     Thereafter                          4,000                -                -
                                --------------   --------------   --------------

     Total                          $   29,014       $      131       $   12,497
                                ==============   ==============   ==============

Liquidity and Capital Resources

Since 1994, Telesource International's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On June 30, 2004, 22,200,000 shares of Telesource International's common stock were issued and outstanding.

Subsequent to June 30, 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. The Company is working to bring the payments due to the bank current or payoff the facility during the first quarter of 2005. This credit facility has been renewed and currently has a maturity date of September 30, 2005.

Cash used in operating activities during the six months ended June 30, 2004 and 2003 was $4.3 million and $3.7 million, respectively. The cash used in operating activities was principally due to the loss incurred during the first six months of 2004.

Cash used in investing activities was $332,108 and $514,777 for the six months ended June 30, 2004 and 2003, respectively. The cash used in investing activities during 2004 is attributed to capital purchases.

Cash provided by financing activities generated $4.2 million for the six months ended June 30, 2004 as compared to cash provided by financing activities of $4.6 million for the same period in 2003. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $5.2 million worth of common stock during 2004.

Telesource International had a working capital deficit of $15.2 million at June 30, 2004. The deficit is a result of a significant amount of loans for the Company being classified as short term as of June 30, 2004

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of June 30, 2004.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of June 30, 2004 and December 31, 2003, the Registrant had total debt obligations, including current and long-term obligations, totaling $29.0 million and $29.6 million, respectively. Of these amounts, fixed rate obligations totaled $4.9 million and $2.3 million, and variable rate obligations totaled $24.0 million and $27.2 million, as of June 30, 2004 and December 31, 2003, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $240,000 higher in 2004 and $272,000 higher in 2003 based on the respective outstanding balances on an annualized basis of variable rate obligations at June 30, 2004 and December 31, 2003. The Registrant has no interest rate swap or exchange agreements.

The Registrant had gross revenues of $1.4 million for the six months ended June 30, 2004 which were denominated in a foreign currency, or Fijian Dollar. The revenues realized which were denominated in Fijian Dollar were realized under an operations and maintenance agreement. All construction contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

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

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of June 30, 2004, Telesource's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Telesource's reports filed or submitted under the Exchange Act was accumulated and communicated to Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. Other Information

ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

          There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2003 and no new material legal proceedings have become reportable events during the six months ended June 30, 2004.

ITEM 2.   SALE OF UNREGISTERED SECURITIES
          -------------------------------

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

          On September 28, 2004, the Company incurred an additional $1.4 million in debt owed to Bent Marketing, Ltd. During the fourth quarter of 2004, the Company agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Bent Marketing under this debt conversion of 11,104,047. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into common stock for a total of common stock issued to Solas Investments under this debt conversion of 1,035,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Subsequent to June 30, 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. The Company is working to bring the payments due to the bank current or payoff the facility during the first quarter of 2005. This credit facility has been renewed and currently has a maturity date of September 30, 2005.

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

          The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                            Votes For         Votes Against
                                          -------------       -------------
         Election of Directors:
            Ralph Beck                       18,588,550                  --
            Jeff Adams                       18,588,550                  --
            Max Engler                       18,588,550                  --
            Ibrahim Ibrahim                  18,588,550                  --
            Weston Marsh                     18,588,550                  --
            K.J. Semikian                    18,588,550                  --
            Nidal Z. Zayed                   18,588,550                  --

                                   Votes For    Votes Against   Abstentions      Broker
                                                                                Non-Votes
                                 -------------  -------------  -------------  -------------
Ratification of an                  18,588,550             --             --             --
amendment to the Articles
of Incorporation to
increase authorized common
stock

                                    Common          Common       Preferred      Preferred
                                  Stockholder    Stockholder    Stockholder    Stockholder
                                   Votes For    Votes Against    Votes For    Votes Against
                                 -------------  -------------  -------------  -------------
Ratification of an                  18,588,550             --      9,799,999             --
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


                                    Telesource International, Inc.
                                    ------------------------------------
                                    (Registrant)



      Date   March 7, 2005          /s/ K.J. Semikian
                                    ------------------------------------
                                    K.J. Semikian
                                    President and Chief Executive Officer


             March 7, 2005          /s/ Bud Curley
                                    ------------------------------------
                                    Bud Curley
                                    Chief Financial Officer

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