Form 10-Q
period 2004-09-30
TELESOURCE INTERNATIONAL INC
filed 2005-05-25
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended    September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Act). Yes [ ] No [X]

     There were 49,568,519 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of April 25, 2005.

                         TELESOURCE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                ----------
PART I.  Financial Information

         Item 1.   Financial Statements:

                   Condensed Consolidated Balance Sheets -
                   September 30, 2004 and December 31, 2003 - Unaudited              1

                   Condensed Consolidated Statements of Operations -
                   nine months ended September 30, 2004 and 2003 - Unaudited         2

                   Condensed Consolidated Statements of Operations -
                   three months ended September 30, 2004 and 2003 - Unaudited        3

                   Condensed Consolidated Statements of Comprehensive Loss
                   for the nine and three months ended September 30, 2004 and
                   2003 - Unaudited                                                  4

                   Condensed Consolidated Statements of Cash Flows -
                   nine months ended September 30, 2004 and 2003 - Unaudited         5

                   Notes to Condensed Consolidated Financial Statements            6 - 17

         Item 2.   Management's Discussion and Analysis of                        18 - 23
                   Financial Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

         Item 4.   Controls and Procedures                                           23

PART II.  Other Information

         Item 1.   Legal Proceedings                                                 26

         Item 2.   Sale of Unregistered Securities                                   26

         Item 3.   Defaults Upon Senior Securities                                   26

         Item 4.   Submission of Matters to a Vote of Security Holders               26

         Item 6.   Exhibits                                                          28

                   Signatures                                                        29

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                              September 30,      December 31,
                                    Assets                                         2004              2003
                                                                              -------------     -------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                $   1,217,974     $   1,487,280
     Accounts receivable                                                          8,481,140         5,685,485
     Current portion of net investment in sales-type lease                        1,905,899         1,776,646
     Costs and estimated earnings in excess of billings                           1,737,777         3,560,452
     Prepaid expenses and other current assets                                    1,468,292           372,029
                                                                              -------------     -------------
                 Total current assets                                            14,811,082        12,881,892
Net investment in sales-type lease - long term                                    8,038,904         9,484,925
Property, plant, and equipment, net                                               2,107,865         2,288,562
Other assets                                                                        101,021           128,063
                                                                              -------------     -------------
                 Total assets                                                 $  25,058,872     $  24,783,442
                                                                              =============     =============

                     Liabilities and Stockholders' Deficit
Current liabilities:
     Current portion of long-term debt                                        $   7,525,764     $   9,242,195
     Accounts payable                                                             4,568,639         3,426,122
     Accounts payable - related party                                             6,393,443         3,467,719
     Accrued expenses                                                             1,685,604         1,895,889
     Billings in excess of costs and estimated earnings                             902,554           246,559
     Accrued losses on contracts in progress                                      1,710,346                --
     Other current liabilities                                                           --           161,251
                                                                              -------------     -------------
                 Total current liabilities                                       22,786,350        18,439,735
Long-term debt                                                                   21,979,533        20,310,222
                                                                              -------------     -------------
                 Total liabilities                                               44,765,883        38,749,957
                                                                              -------------     -------------

Stockholders' deficit:
Convertible preferred stock: authorized 50,000,000 shares:
     issued and outstanding 9,799,999 shares with a liquidation value of $1.50 per share plus accrued dividends at
     September 30, 2004 and December 31, 2003                                    14,700,000        14,700,000
     Common stock, $0.01 par value. Authorized 100,000,000 shares, issued and outstanding 22,200,000 shares at September 30, 2004
        and 17,000,000 shares at December 31, 2003                                  222,000           170,000
     Additional paid-in capital                                                  12,925,225         7,777,225
     Accumulated deficit                                                        (47,540,834)      (36,630,897)
     Accumulated comprehensive loss -
        foreign currency translation                                                (13,402)           17,157
                                                                              -------------     -------------
                 Total stockholders' deficit                                    (19,707,011)      (13,966,515)
                                                                              -------------     -------------
                 Total liabilities and stockholders' deficit                  $  25,058,872     $  24,783,442
                                                                              =============     =============

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)
                  Nine months ended September 30, 2004 and 2003

                                                                        2004              2003
                                                                   -------------     -------------
Revenues:
     Construction revenues                                         $  13,207,487     $  13,228,985
     Service fees - power generation plant                             2,480,143         1,621,242
     Service and sales fees                                               79,991            32,235
     Service and sales fees - related party                               89,940                --
     Rental income                                                       318,918           379,277
     Finance lease revenue                                               753,231           870,931
                                                                   -------------     -------------
                 Gross revenues                                       16,929,710        16,132,670
                                                                   -------------     -------------
Cost of revenues:
     Construction costs                                               10,260,266        10,691,222
     Construction costs  -- related party                              5,080,596         2,235,434
     Operation and maintenance costs -
        power generation plant                                         2,196,150         1,556,932
     Cost of service and sales                                           376,383                --
     Provision for losses on contracts in progress                     2,128,078                --
     Provision for unbilled and uncollected accounts                   1,308,380                --
                                                                   -------------     -------------
           Cost of revenues                                           21,349,853        14,483,588
                                                                   -------------     -------------
                 Gross (loss) profit                                  (4,420,143)        1,649,082
                                                                   -------------     -------------
Operating expenses:
     Salaries and employee benefits                                    1,239,682         1,337,858
     Occupancy and equipment                                             217,540           219,919
     General and administrative                                        3,085,947         2,699,507
                                                                   -------------     -------------
                 Total operating expenses                              4,543,169         4,257,284
                                                                   -------------     -------------
                 Operating loss                                       (8,963,312)       (2,608,202)
                                                                   -------------     -------------
Other income (expense):
     Interest expense                                                 (1,198,257)       (1,469,774)
     Other income, net                                                    30,915            15,797
                                                                   -------------     -------------
                 Total other expense                                  (1,167,342)       (1,453,977)
                                                                   -------------     -------------
                 Loss before income taxes                            (10,130,654)       (4,062,179)

Income tax expense                                                        62,658                --
                                                                   -------------     -------------
                 Net loss                                          $ (10,193,312)    $  (4,062,179)
                                                                   -------------     -------------

Dividend on preferred stock                                              716,625           342,554
                                                                   -------------     -------------

                 Net loss to common stockholders                   $ (10,909,937)    $  (4,404,733)
                                                                   =============     =============

Basic and diluted net loss to common stockholders per share        $       (0.54)    $       (0.29)

Weighted average common shares outstanding                            20,157,511        15,000,000

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)
                 Three months ended September 30, 2004 and 2003

                                                                        2004              2003
                                                                   -------------     -------------
Revenues:
     Construction revenues                                         $   5,835,491     $   5,181,270
     Service fees - power generation plant                               684,819           927,394
     Service and sales fees                                               54,741            32,235
     Service and sales fees - related party                               89,940                --
     Rental income                                                        53,035                80
     Finance lease revenue                                               240,763           280,919
                                                                   -------------     -------------
                 Gross revenues                                        6,958,789         6,421,898

Cost of revenues:
     Construction costs                                                3,141,038         5,430,630
     Construction costs  -- related party                              2,780,783                --
     Operation and maintenance costs -
        power generation plant                                           669,323           873,960
     Cost of service and sales                                           144,805                --
     Provision for losses on contracts in progress                       234,857                --
                                                                   -------------     -------------
           Cost of revenues                                            6,970,806         6,304,590
                                                                   -------------     -------------
                 Gross (loss) profit                                     (12,017)          117,308
                                                                   -------------     -------------
Operating expenses:
     Salaries and employee benefits                                      424,883           313,187
     Occupancy and equipment                                              70,477            74,586
     General and administrative                                          900,220           901,466
                                                                   -------------     -------------
                 Total operating expenses                              1,395,580         1,289,239
                                                                   -------------     -------------
                 Operating loss                                       (1,407,597)       (1,171,931)
                                                                   -------------     -------------
Other income (expense):
     Interest expense                                                   (470,713)         (634,343)
     Other income, net                                                    14,477              (695)
                                                                   -------------     -------------
                 Total other expense                                    (456,236)         (635,038)
                                                                   -------------     -------------
                 Loss before income taxes                             (1,863,833)       (1,806,969)
Income tax expense                                                       (12,533)               --
                                                                   -------------     -------------
                 Net loss                                          $  (1,851,300)    $  (1,806,969)
                                                                   -------------     -------------

Dividend on preferred stock                                              238,875           157,665
                                                                   -------------     -------------

                 Net loss to common stockholders                   $  (2,090,175)    $  (1,964,634)
                                                                   =============     =============

Basic and diluted net loss to common stockholders per share        $       (0.09)    $       (0.13)

Weighted average common shares outstanding                            22,200,000        15,000,000

See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Loss (unaudited)
                  Nine months ended September 30, 2004 and 2003

                                                          Nine Months
                                                      Ended September 30,
                                                -------------------------------
                                                     2004              2003
                                                -------------     -------------
Net loss                                        $ (10,193,312)       (4,062,179)
Preferred stock dividend                             (716,625)         (342,554)
Other comprehensive loss:
   Foreign currency translation adjustment            (30,559)           26,268
                                                -------------     -------------

Comprehensive loss                              $ (10,940,496)       (4,378,465)
                                                =============     =============


                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Comprehensive Loss (unaudited)
                 Three months ended September 30, 2004 and 2003

                                                         Three Months
                                                      Ended September 30,
                                                -------------------------------
                                                     2004              2003
                                                -------------     -------------
Net loss                                        $  (1,851,300)       (1,806,969)
Preferred stock dividend                             (238,875)         (157,665)
Other comprehensive loss:
   Foreign currency translation adjustment                 --             2,455
                                                -------------     -------------

Comprehensive loss                              $  (2,090,175)       (1,962,179)
                                                =============     =============


See accompanying notes to condensed consolidated financial statements.

                 TELESOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                  Nine months ended September 30, 2004 and 2003

                                                                            2004              2003
                                                                       -------------     -------------
Cash flows from operating activities:
     Net loss                                                          $ (10,193,312)       (4,062,179)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                     405,479           283,864
           Provision for losses on contracts in progress                   2,128,078                --
           Provision for unbilled and uncollected accounts                 1,308,380                --
           Changes in assets and liabilities:
              Receivables                                                 (4,104,035)       (2,367,243)
              Costs and estimated earnings in excess of billings           1,822,675          (924,609)
              Prepaid expenses and other current assets                   (1,096,263)          (56,281)
              Net investment in sales-type lease                           1,316,768         1,199,069
              Other assets                                                    27,043            44,369
              Accounts payable                                             1,142,517         1,514,908
              Accounts payable - related party                             2,925,724           216,056
              Accrued expenses                                              (866,893)         (726,821)
              Billings in excess of cost                                     655,995                --
              Other liabilities                                             (161,251)           34,773
                                                                       -------------     -------------
                    Net cash used in operating activities                 (4,689,095)       (4,844,094)
                                                                       -------------     -------------
Cash flows from investing activities:
     Proceeds from sale of equipment                                         107,466
     Capital expenditures                                                   (332,248)         (602,588)
                                                                       -------------     -------------
                    Net cash used in investing activities                   (224,782)         (602,588)
                                                                       -------------     -------------
Cash flows from financing activities:
     Payment of preferred stock dividends                                   (477,750)         (184,889)
     Proceeds from sale of preferred stock                                        --         7,700,000
     Proceeds from sale of common stock                                    5,200,000                --
     Proceeds from borrowings                                              4,300,000        14,974,242
     Principal payments on borrowings                                     (4,347,120)      (16,159,251)
                                                                       -------------     -------------
                    Net cash provided by financing activities              4,675,130         6,330,102
                                                                       -------------     -------------
     Effect of exchange rate changes on cash                                 (30,559)          (28,723)
                                                                       -------------     -------------
                    Net increase in cash and cash equivalents               (269,306)          854,697

Cash and cash equivalents at beginning of period                           1,487,280           244,723
                                                                       -------------     -------------
Cash and cash equivalents at end of period                             $   1,217,974         1,099,420
                                                                       =============     =============
Supplemental disclosure:
     Cash paid during the period for interest                          $   1,138,794         1,713,348
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

2. Description of Business

     The Company has three main operating segments: construction services, brokerage of goods and services, and power generation and construction of power plants. The power generation activities commenced in March 1999. Telesource is an international engineering and construction company, engaged in constructing single family homes, airports, radio towers and in the construction and operation of energy conversion power plants.

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

     During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a public company located in Tampa, Florida. Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock. Sixth Business Service Group is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Incorporated. Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the National Association of Securities Dealers ("NASD") Over The Counter Bulletin Board in October 2001, under the ticker symbol "TSCI". Since the beginning of 2005, Telesource has been trading on the Pink Sheets over the counter exchange under the ticker symbol "TSCI".

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth. As of September 30, 2004, the Company's current liabilities exceeded its current assets by $8.0 million. The Company relies heavily on bank financing to support is operations and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company's obligations as they mature. As of September 30, 2004 the Company had total outstanding debt of $29.5 million of which $7.5 million is due in the next twelve months. As of September 30, 2004 the Company had an accumulated deficit of $47.5 million and total stockholders' deficit of $19.7 million.

The Company incurred a net loss of $10.9 million to the common stockholders for the nine months ended September 30, 2004 and net losses of $6.6 million, $4.9 million, and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash used in operating activities during the nine months ended September 30, 2004 and 2003 was $4.7 million and $4.8 million, respectively. The cash used in operating activities was principally due to the net loss incurred.

Cash used in investing activities was $224,782 for the nine months ended September 30, 2004 as compared to net cash used in investing activities of $602,588 for the same period in 2003. The cash used in investing activities during 2004 is attributed to purchases of equipment used in construction activities and office equipment while the cash used in investing activities during 2003 is attributed mainly to capital purchases during 2003 for bucket trucks leased on Guam and used in the super typhoon clean up efforts.

Cash provided by financing activities generated $4.7 million for the nine months ended September 30, 2004 as compared to cash provided by financing activities of $6.3 million for the same period in 2003. The cash generated by financing came from additional net debt borrowings and the proceeds from the sale of $5.2 million worth of common stock during 2004.

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


Although management believes that the Company will be cash flow positive after capital injections from the principal stockholder in 2005 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has agreed to guarantee or provide letters of credit covering $23.3 million of the Company's total debt of $29.5 million.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. Summary of Significant Accounting Policies, continued

     To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by the Company within the next twelve months.

     While the Company believes it has sufficient financing for its current working capital needs, there can be no assurance that the Company's present capital and financing will be sufficient to finance future operations. The Company may seek to raise additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If the Company sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, the Company could be required to restrict its operations.

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

The following table illustrates the effect on net earnings if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                              Nine months Ended
                                                                        -----------------------------
                                                                        September 30,    September 30,
                                                                             2004            2003
                                                                        ------------     ------------
     Net loss as reported                                               $(10,193,312)    $ (4,062,179)
     Preferred stock dividend                                               (716,625)        (342,554)
     Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25,
     net of related tax effects                                                   --               --
     Deduct: Total stock-based employee compensation expense
     determined under the fair value based method for all awards             (30,885)         (30,885)
                                                                        ------------     ------------
     Pro forma net loss before dividend                                 $(10,940,822)    $ (4,435,618)
                                                                        ============     ============

     Loss per share:
          Basic and diluted - as reported                               $      (0.54)    $      (0.29)
          Basic and diluted - pro forma                                 $      (0.54)    $      (0.29)


                                                                             Three months Ended
                                                                        -----------------------------
                                                                        September 30,    September 30,
                                                                             2004            2003
                                                                        ------------     ------------
     Net loss as reported                                               $ (1,851,300)    $ (1,806,969)
     Preferred stock dividend                                               (238,875)        (157,665)
     Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25,
     net of related tax effects                                                   --               --
     Deduct: Total stock-based employee compensation expense
     determined under the fair value based method for all awards             (10,295)         (10,295)
                                                                        ------------     ------------
     Pro forma net loss before dividend                                 $ (2,100,470)    $ (1,974,929)
                                                                        ============     ============

     Loss per share:
          Basic and diluted - as reported                               $      (0.09)    $      (0.13)
          Basic and diluted - pro forma                                 $      (0.09)    $      (0.13)

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Long-Term Debt and Credit Arrangements

     Long-term debt consists of the following at September 30, 2004 and December 31, 2003:

                                                                        September 30,    December 31,
                                                                        -------------   -------------
                                                                             2004            2003
                                                                        -------------   -------------
     Bent Marketing Limited loan, bearing interest of 7.0%
        per annum, unsecured and maturing on December 31, 2005              4,076,025       1,680,000

     Bent Marketing Limited loan, bearing interest of 7.0%
        per annum, unsecured and maturing on July 31, 2005                    950,000              --

     Bent Marketing Limited loan, bearing interest of 7.0%
        per annum, unsecured and maturing on October 31, 2005                 450,000              --

     Bank of Hawaii loan, due in quarterly installments of
        $118,750 and interest payable monthly at the bank's
        prime with the loan maturating on June 3, 2005, secured
        by an irrevocable standby letter of credit for
        $2,000,000 issued by Al Ahli Bank of Kuwait, guaranteed
        by Sayed Hamid Behbehani & Sons Co. WLL                             1,306,250       1,662,500

     Bank of Hawaii loan, due in quarterly installments of
        $37,941 and interest payable monthly at the bank's
        prime with the loan maturing on June 3, 2005, secured
        by an irrevocable standby letter of credit for
        $2,000,000 issued by Al Ahli Bank of Kuwait, guaranteed
        by Sayed Hamid Behbehani & Sons Co. WLL                               412,404         525,017

     Citytrust Bank loan, borrowings on $1,000,000 revolving
        line of credit which expires on December 11, 2004. Due
        in 90 days from date of drawdown including interest of
        9.50 % at December 11, 2004 secured by assignment of
        specific invoice from billing on the West Tinian
        Airport Airside improvement project, guaranteed by
        Telesource International Inc. and one of its officers                 112,636         430,375

     Kuwait Real Estate Bank loan advances on $3,000,000
        credit line, due in installments of $1,000,000 on June
        11, 2003, $1,000,000 on December 11, 2003 and
        $1,000,000 on April 11, 2004, including interest of
        LIBOR + 2.5%. The loan is guaranteed by Sayed Hamid
        Behbehani & Sons Co. WLL                                                   --        1,000,000

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. Long-Term Debt and Credit Arrangements, continued

     Commercial Bank of Kuwait loan, restructured during
        2003, due in monthly installments of $180,000 plus
        interest, from February 4, 2004 through January 4,
        2009, with a final payment of $2.2 million on February
        4, 2009. The note bears interest at LIBOR plus 3%. The
        loan is guaranteed by Sayed Hamid Behbehani & Sons Co.
        WLL. In the event the Company defaults on one
        installment payment, the entire loan and accrued
        interest become due and payable                                    11,560,000      13,000,000

     Commercial Bank of Kuwait loan, due on March 31, 2005
        with quarterly payment of interest of LIBOR + 2.5%
        Principal payment on maturity. Secured by a standby
        letter of credit issued by Al Ahli Bank of Kuwait for
        $7,875,000 and a guarantee from Sayed Hamid Behbehani &
        Sons Co. WLL                                                        7,500,000       7,500,000

     Solas Investments loan, bearing interest of 7.0% per
        annum, unsecured and maturing on December 31, 2005                    500,000              --

     Al Ahli Bank loan due on September 30, 2005 due in
        payments of 50% of all collections from the radio relay
        project in Tinian and the capitol project in Palau with
        variable interest of 6.25% Secured by a guarantee from
        Sayed Hamid Behbehani & Sons Co. WLL                                2,532,705       3,526,812

     ANZ loan due on October 1, 2004 with interest of 7.75%
        payable on monthly installment                                         21,997         117,491

     ANZ loan due on July 17, 2007 with interest of 8%
        payable on monthly installment                                         61,556          80,801

     VB Holdings Motor Vehicle due on September 24, 2006
        with interest of 8% payable on monthly installment                     21,724          29,421
                                                                        -------------   -------------
                        Notes payable to creditors                         29,505,297      29,552,417
     Less current portion                                                   7,525,764       9,242,195
                                                                        -------------   -------------
                        Total long-term debt                             $ 21,979,533      20,310,222
                                                                        =============   =============

     Subsequent to June 30, 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait ("ABK"). The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. This credit facility has been renewed on October 3, 2004 and currently has a maturity date of September 30, 2005. The Company is working to payoff the facility during the second quarter of 2005.

     Subsequent to September 30, 2004, the Company has repaid its loan with ANZ bank which matured on October 1, 2004 and has also transferred its loan of $7.5 million with the Commercial Bank of Kuwait to the Arab Banking Corporation ("ABC"). The loan transferred to ABC will mature on March 31, 2006.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Stockholders' Equity

     Preferred Stock

     As of September 30, 2004, the Company has 9.8 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually, when and if declared by the Board of Directors. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock plus the accumulated dividend due on the preferred stock into common stock at a conversion price of $1.00 per share.

     At September 30, 2004, and December 31, 2003, the Company owed accrued dividends of $238,875 and $204,358, respectively which was recorded in the line item accrued expense.

     Holders of the Preferred Shares have no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

     On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized preferred stock from 10,000,000 to 50,000,000.

     Common Stock

     On December 31, 2003, 17,000,000 shares of the Company's common stock were issued and outstanding.

     On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders ratified the amendment to the Company's Articles of Incorporation to increase the number of authorized common stock from 50,000,000 to 100,000,000.

     On September 30, 2004, 22,200,000 shares of the Company's common stock were issued and outstanding.

     The Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

     The Company issued common stock to two investors who are related parties during the second quarter of 2004 in the amount of 4,200,000 shares at a price of $1.00 per share for a total consideration of $4,200,000. Subsequent to September 30, 2004 and during the fourth quarter of 2004, the Company sold common stock to two investors in the amount of 2,348,236 shares at a price of $0.50 per share for a total consideration of $1,174,118. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock plus the accumulated dividend due on the preferred stock into common stock at a conversion price of $1.00 per share.

     During the fourth quarter of 2004, the Company also agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into 11,104,047 shares of common stock. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into 1,035,000 common stock.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   Computation of Net Loss Per Share

     In accordance with the disclosure requirements of "SFAS 128", a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

                                                               Nine months Ended      Nine months Ended
                                                                 September 30,          September 30,
                                                                      2004                  2003
                                                              ------------------     ------------------
     NUMERATOR - BASIC AND DILUTED LOSS PER SHARE
              Net loss                                           $   (10,193,312)       $    (4,062,179)
                                                              ------------------     ------------------
              Preferred Stock Dividend                                   716,625                342,554
                                                              ------------------     ------------------
              Total Numerator                                        (10,909,937)            (4,404,733)
                                                              ==================     ==================

     DENOMINATOR - BASIC EARNINGS PER SHARE
              Weighted average common stock outstanding               20,157,511             15,000,000
                                                              ==================     ==================
     Basic loss per share                                        $         (0.54)       $         (0.29)
                                                              ==================     ==================

     DENOMINATOR - DILUTED EARNINGS PER SHARE
              Weighted average common stock outstanding               20,157,511             15,000,000
                                                              ==================     ==================
     Diluted loss per share                                      $         (0.54)       $         (0.29)
                                                              ==================     ==================

     The computation of diluted loss per share for the nine months ended September 30, 2004 and 2003 does not include 13,024,998 shares from potentially dilutive securities as the assumption of conversion or exercise of these securities would have an antidilutive effect on loss per share.

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

     The following table provides a summary of financial information related to all services provided by SHBC to the Company:

                                       Nine months Ended     Nine months Ended
                                         September 30,         September 30,
                                             2004                   2003
                                      ------------------     -----------------
         Construction cost                    $5,068,643            $2,235,434


     The following table summarizes all balances related to transactions with SHBC as of September 30, 2004 and as of December 31, 2003:

                                      September 30, 2004     December 31, 2003
                                      ------------------     -----------------
         Accounts payable                     $6,393,443            $3,467,719


     The Company held an investment in Telebond Insurance Corporation at September 30, 2004 and at December 31, 2003 in the amount of $79,464 and $77,695. The Company purchased insurance from Telebond and paid premiums of $11,953 and $2,027 during the nine months ended September 30, 2004 and 2003, respectively. The Company's President and CEO, K.J. Semikian, served on Telebond Insurance Corporation's board of directors and as President of Telebond, and Mr. Semikian owned 10% of the stock of Telebond during 2003. Subsequent to September 30, 2004, Telesource sold its investment in Telebond.

     During the first nine months of 2004, the Company paid Computhink Inc. a total of $88,078 and a total for the twelve months ended December 31, 2004 to Computhink, Inc of $112,018. The payments to Computhink Inc. covers rent for office space occupied by the Company and for computer hardware and software provided by Computhink Inc. K.J. Semikian, the Company's Chief Executive Officer, and Nidal Zayed, the Company's Chief Operating Officer, serve on the Board of Directors for Computhink.

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

                                                             For the Nine months Ended
                                                                 September 30, 2004
                                      -----------------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants         Trading        Construction          Total
                                      -----------------    -------------      -------------     -------------
     Revenue                              $   3,439,569                 -        13,490,141        16,929,710
     Interest income                                  -                 -                 -                 -
     Interest expense                         1,198,257                 -                 -         1,198,257
     Depreciation and amortization               22,197            29,070           354,212           405,479
     Income tax expense                          62,658                 -                 -            62,658
     Net income/(loss) to common
         stockholders                            78,838           (29,070)      (10,959,705)      (10,909,937)
     Total capital expenditures                  42,600             9,500           280,148           332,248
     Total assets                            14,836,626           110,502        10,111,744        25,058,872

                                                             For the Nine months Ended
                                                                 September 30, 2003
                                      -----------------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants         Trading        Construction          Total
                                      -----------------    -------------      -------------     -------------
     Revenue                              $   2,492,173            32,235        13,608,262        16,132,670
     Interest income                                  -                 -                 -                 -
     Interest expense                         1,469,774                 -                 -         1,469,774
     Depreciation and amortization                5,370            17,422           261,072           283,864
     Income tax expense                               -                 -                 -                 -
     Net income/(loss) to common
         stockholders                          (321,322)          (15,988)       (4,067,423)       (4,404,733)
     Total capital expenditures                       -                 -           602,588           602,588
     Total assets                            13,731,686         3,679,299        11,375,615        28,786,600

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9.   Business Segment Information, continued

                                                             For the Three Months Ended
                                                                 September 30, 2004
                                      -----------------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants         Trading        Construction          Total
                                      -----------------    -------------      -------------     -------------
     Revenue                              $   1,131,777                 -         5,827,012         6,958,789
     Interest income                                  -                 -                 -                 -
     Interest expense                           470,713                 -                 -           470,713
     Depreciation and amortization                6,399            11,218           137,160           154,777
     Income tax benefit                         (12,533)                -                 -           (12,533)
     Net income/(loss) to common
         stockholders                          (173,974)          (11,218)       (1,904,983)       (2,090,175)
     Total capital expenditures                       -                 -                 -                 -
     Total assets                            14,836,626           110,502        10,111,744        25,058,872

                                                             For the Three Months Ended
                                                                 September 30, 2003
                                      -----------------------------------------------------------------------
                                      Power Generation
                                      and Construction
                                       of Power Plants         Trading        Construction          Total
                                      -----------------    -------------      -------------     -------------
     Revenue                              $   1,208,313            32,235         5,181,350         6,421,898
     Interest income                                  -                 -                 -                 -
     Interest expense                           634,343                 -                 -           634,343
     Depreciation and amortization                1,031             6,877            90,494            98,402
     Income tax expense                               -                 -                 -                 -
     Net income/(loss) to common
         stockholders                            45,963            (5,366)       (2,005,231)       (1,964,634)
     Total capital expenditures                       -                 -            90,155            90,155
     Total assets                            13,731,686         3,679,299        11,375,615        28,786,600

     The basis used to attribute revenues to individual countries is based upon where the services are provided.

     The power generation segment includes revenues from the Company's power station on Tinian, Commonwealth of Northern Mariana Islands in the amount of $1,560,303 and $1,718,827 for the nine months ended September 30, 2004 and 2003, respectively, as well as revenues from the power stations operated by the Company in Fiji in the amount of $1,879,266 and $773,346 for the nine months ended September 30, 2004 and 2003, respectively.

     Construction revenues of $4,136,671 and $2,135,494 were recognized within the Republic of Palau for the nine months ended September 30, 2004 and 2003, respectively. All other revenues within the construction segment for the nine months ended September 30, 2004 and 2003 were earned in the Commonwealth of Northern Marianna Islands and the United States.

                         TELESOURCE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


10.  Significant Revision in Contract Estimate

     During 2004, the Company determined that the cost estimate for the prison construction project located in Saipan was increased by $4.4 million dollars. The revised cost estimate resulted in an expected loss on the prison project of $1.1 million. This change in estimate reduced gross profit during the first nine months of 2004 by $3.1 million. The Company expects the prison project to be completed in the first half of 2005. The Company also had a cost revision on a project located in Cyprus during 2004, the Company determined that the cost estimate for the radio relay project located in Cyprus was increased by $1.0 million dollars. The revised cost estimate resulted in an expected loss on the Cyprus project of $792,000. This change in estimate reduced gross profit during the first nine months of 2004 by $1 million. The Company has completed the initial phase of the Cyprus project in December 2004. Also during 2004, the Company determined that the cost estimated for the radio relay expansion project located in Tinian was increased by $950,000. The revised cost estimate resulted in a decrease in the expected profit on the radio relay station expansion project of $746,000. The Company determined during 2004 that the cost estimate for the Palau Museum project was increased by $490,481. The revised cost estimate resulted in an expected loss on the Palau museum project of $235,000.


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

     The Company has paid off the credit facility with City Trust Bank in December 2004 as agreed to and transferred the $7.5 million loan at the Commercial Bank of Kuwait to the Arab Banking Corporation which after the transfer has a maturity date of March 31, 2006. The Company has renewed and extended its loans with the Al Ahli Bank of Kuwait which now have a current maturity date of September 30, 2005. The Company's loan with Al Ahli Bank of Kuwait is treated as short term due to the debt covenant violation.

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

The following is a discussion and analysis of Telesource International, Inc.'s unaudited financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this report and Telesource International, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues

Construction Revenues. Construction revenues were unchanged at $13.2 million for the nine months ended September 30, 2004 compared to September 30, 2003. The Company is working to complete the projects located in Palau, the radio relay station on Tinian and the prison project in Saipan and is not adding additional construction projects to the Company's backlog. The Company has revised the estimated cost for the prison project, the project located in Cyprus and the museum project located in Palau, these revised estimates resulted in construction cost exceeding revenues in the amount of $1.8 million, $199,000 and $190,000, respectively to adjust for revenues recognized in prior years. The full loss to be realized on the prison project and the initial phase of the Cyprus project has been recognized in the first quarter of 2004. The full loss to be realized on the museum project in Palau has been recognized in the third quarter of 2004. Telesource has only four significant construction contracts currently underway: the Adult Correctional Facility on the island of Saipan, the expansion of a radio relay station on the island of Tinian, a radio relay station in Cyprus and the construction projects located within the Republic of Palau.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 53.0% to $2.5 million from $1.6 million for the nine months ended September 30, 2004. The growth in service fees - power generation plant is due to the addition of an operation and maintenance agreement for two power plants located in Fiji in May of 2003.

Service and Sales Fees. Service and sales fees increased 427.2% to $169,931 from $32,235 for the nine months ended September 30, 2004. Service and sales fees included net sales revenues realized on sales to a related party. Sales revenues are recognized net of cost. The amount of sales fees recognized on related party sales were $89,940 and none for the nine months ended September 30, 2004 and 2003, respectively. The growth in service and sales fees is not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income decreased 15.9% to $318,918 from $379,277 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in rental income is due to the completion of a rental agreement with the Guam Power Authority for the rental of seven-bucket trucks during the first quarter of 2003. The decrease in rental income in Guam was offset during the nine months ended September 30, 2004 by an increase in rental income recognized in Fiji. Rental income is not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 13.5% to $753,231 from $870,931 for the nine months ended September 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 18.7% to $15.3 million from $12.9 million for the nine months ended September 30, 2004 compared to September 30, 2003. Construction cost includes cost to a related party in the amount of $5,080,596 which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC") for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 116.2% and 97.7% for the nine months ended September 30, 2004 and 2003, respectively. The negative margin during the first nine months of 2004 is due to the revised cost estimate on the prison project which reduced construction gross profit by $1.8 million, a revised cost estimate on the radio relay station in Cyprus which reduced construction gross profit by $199,000 and a revised cost estimate on the Palau museum project which reduced construction gross profit to a negative $190,000.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant increased to $2.2 million from $1.6 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increased costs during 2004 were a result of the addition of the operation and maintenance of two power plants located in Fiji.

Cost of Service and Sales. The Company recognized cost for service and sales during the nine months ended September 30, 2004 of $376,383 as compared to none during the same period in 2003. The increase in cost of service and sales was due to cost incurred in connection with rental services of equipment which generated revenues of $318,918 during the same period in 2004.

Provision for Losses on Contracts in Progress. The Company recognized a provision in the amount of $1.1 million to cover an expected loss on the prison project located in Saipan. The Company also recognized a provision in the amount of $792,194 to cover an expected loss on the radio relay station in Cyprus and the Company recognized a provision in the amount of $234,858 to cover an expected loss on the Palau museum project.

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

Salaries and Employee Benefits. Salaries and employee benefits decreased 7.3% to $1.2 million from $1.3 million for the nine months ended September 30, 2004 as compared to 2003. The decrease in salaries and employee benefits is attributed to staffing reductions.

Occupancy and Equipment. Occupancy and equipment expenses decreased 1.1% to $217,540 from $219,919 for the nine months ended September 30, 2004. The decrease in occupancy and equipment cost during the first nine months of 2004 is due to the closing of the Guam office.

General and Administrative Expenses. General and administrative expenses increased 14.3% to $3.1 million from $2.7 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase is attributed to increased cost in professional fees.

Other Expense, Net. Other expense decreased 19.7% to $1.2 million from $1.5 million for the nine months ended September 30, 2004 compared to September 30, 2003. The decrease in other expense is attributed to a reduction in the amount of debt outstanding for the period achieved through monthly principal payments on the Commercial Bank of Kuwait debt in the amount of $180,000 per month.

Income Tax Expense. There was no income tax expense for nine months ended September 30, 2004; however, Telesource International's subsidiary in Fiji had taxable income of $202,121 resulting in a tax expense of $62,658 in 2004 and none in 2003.

Net Loss to Common Stockholders. Net loss to common stockholders was $10.9 million as compared to a net loss of $4.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net loss during the first nine months of 2004 is attributed primarily to losses realized in construction segment for the Company.

Results of Operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues

Construction Revenues. Construction revenues increased 12.6% to $5.8 million from $5.2 million for the three months ended September 30, 2004 compared to September 30, 2003. The increase is due to management's efforts to complete the projects currently underway and to not pursue additional construction opportunities. The Company did complete the West Tinian Airport project during 2003 and was in the process of closing out this project during the second quarter of 2003. Telesource has only four significant construction contracts currently underway and is making an effort to complete all of the construction projects as soon as practical: the Adult Correctional Facility on the island of Saipan, the expansion of a radio relay station on the island of Tinian, a radio relay station in Cyprus and the construction projects located within the Republic of Palau.

Service Fees - Power Generation Plant. Service fees - power generation plant decreased 26.2% to $684,819 from $927,394 for the three months ended September 30, 2003. The decrease in service fees - power generation plant is due to lower power production in Fiji which was caused by the breakdown of a 5 megawatt generator. The generator has been repaired by the manufacturer at no cost to the Company.

Service and Sales Fees. Service and sales fees increased 348.8% to $144,681 from $32,235 for the three months ended September 30, 2004. Service and sales fees included net sales revenues realized on sales to a related party. Sales revenues are recognized net of cost. The amount of sales fees recognized on related party sales were $89,940 and none for the three months ended September 30, 2004 and 2003, respectively. The growth in service and sales fees is not expected to be a significant component of revenues for the foreseeable future.

Rental Income. Rental income increased to $53,035 from $80 for the three months ended September 30, 2004 and 2003, respectively. Rental income for the three months ended September 30, 2004 was generated in Fiji.. Rental income is also not expected to be a significant component of revenues for the foreseeable future.

Finance Lease Revenues. Finance lease revenues decreased 14.3% to $240,763 from $280,919 for the three months ended September 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized to give a constant rate of return.

Expenses

Construction Costs. Total construction costs increased 9.0% to $5.9 million from $5.4 million for the three months ended September 30, 2004 compared to September 30, 2003. The increase in construction cost is tied to the increase during 2004 in construction activities on the prison project and the Palau construction projects. Construction cost includes cost to a related party in the amount of $2,780,783 which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. ("SHBC") for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 101.5% and 104.8% for the three months ended September 30, 2004 and 2003, respectively. The negative margin during the third quarter of 2004 is due to the revised cost estimate on the Palau museum project. The negative margin during the third quarter of 2003 is due to the revised cost estimate on the West Tinian Airport project.

Operations and Maintenance Costs - Power Generation Plant. Operations and maintenance costs - power generation plant decreased 23.4% to $669,323 from $873,960 for the three months ended September 30, 2004. The decreased costs during 2004 were a result the shutdown of the 5-megawatt generator in Fiji for repairs which resulted in a corresponding reduction in power generation revenues of 26.2% during the third quarter of 2004 as compared to the same period in 2003.

Salaries and Employee Benefits. Salaries and employee benefits increased 35.7% to $424,883 from $313,187 for the three months ended September 30, 2004 as compared to 2003. The increase in salaries and employee benefits is attributed to additional staffing in the administrative area.

Occupancy and Equipment. Occupancy and equipment expenses decreased 5.5% to $70,477 from $74,586 for the three months ended September 30, 2004. The decrease in occupancy and equipment cost during the third quarter of 2004 is due to management's cost cutting efforts.

General and Administrative Expenses. General and administrative expenses decreased 0.1% to $900,250 from $901,466 for the three months ended September 30, 2004 as compared to the same period in 2003. The slight decrease in general and administrative expenses is attributed to management's efforts to limit general and administrative cost growth.

Other Expense, Net. Other expense decreased 28.2% to $456,236 from $635,038 for the three months ended September 30, 2004 compared to September 30, 2003. The decrease is primarily attributed to principal payments made on debt outstanding which resulted in a reduction in the amount of interest expense incurred..

Net Loss to Common Stockholders. Net loss to common stockholders increased to $2.1 million as compared from $2.0 million for the three months ended September 30, 2004 and 2003.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2004:

     Uncompleted contracts as of December 31, 2003                $  15,098,231
     New contracts and change orders added during the first
        nine months of 2004                                           1,684,347
                                                                  -------------

                                                                     16,782,578

     Less: Construction revenue for the nine months ended
             September 30, 2004                                      13,207,487
                                                                  -------------

     Balance at September 30, 2004                                $   3,575,091
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

                                                                 Operating          Commercial
                                                 Debt              Leases          Commitments
                                           ---------------    ---------------    ---------------
                                            (in thousands)     (in thousands)     (in thousands)
     Through September 2005                     $    7,526         $       71         $   15,260
     October 2005 to September 2008                 19,059                 31                  -
     Thereafter                                      2,920                  -                  -
                                           ---------------    ---------------    ---------------

     Total                                      $   29,505         $      102         $   15,260
                                           ===============    ===============    ===============

Liquidity and Capital Resources

Since 1994, the Company's primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On September 30, 2004, 22,200,000 shares of Telesource
International's common stock were issued and outstanding.

The Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. The Company is working to bring the payments due to the bank current or payoff the facility during the second quarter of 2005. This credit facility has been renewed and currently has a maturity date of September 30, 2005.

Cash used in operating activities during the nine months ended September 30, 2004 and 2003 was $4.7 million and $4.8 million, respectively. The cash used in operating activities was principally due to the loss incurred during the first nine months of 2004.

Cash used in investing activities was $224,782 and $602,588 for the nine months ended September 30, 2004 and 2003, respectively. The cash used in investing activities during 2004 is attributed to capital purchases.

Cash provided by financing activities generated $4.7 million for the nine months ended September 30, 2004 as compared to cash provided by financing activities of $6.3 million for the same period in 2003. The cash generated by financing activities came from additional borrowings and the proceeds from the sale of $5.2 million worth of common stock during 2004.

Telesource International had a working capital deficit of $8.0 million at September 30, 2004. The deficit is a result of a significant amount of loans for the Company being classified as short term as of September 30, 2004 for loans with a maturity of less than twelve months along with the Company's loan with ABK which has a covenant violation.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. SHBC has given a guarantee or provided a letter of credit for a majority of the credit facilities now in place for Telesource as of September 30, 2004.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months.

While Telesource International believes it has sufficient financing from the sale of common stock during the first and second quarter of 2005 for its current working capital needs, there can be no assurance that Telesource International's present capital and financing will be sufficient to finance future operations. Telesource International may seek to raise additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

Subsequent Events

The Company has paid off the credit facility with City Trust Bank in December 2004 as agreed to and has transferred its credit facility of $7.5 million with the Commercial Bank of Kuwait to the Arab Banking Corporation with a new maturity date of March 31, 2006. The Company has renewed and extended its loans with the Al Ahli Bank of Kuwait which now have a current maturity date of September 30, 2005. The Company's loan with Al Ahli Bank of Kuwait is treated as short term due to the debt covenant violation.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of September 30, 2004 and December 31, 2003, the Registrant had total debt obligations, including current and long-term obligations, totaling $29.5 million and $29.6 million, respectively. Of these amounts, fixed rate obligations totaled $6.2 million and $2.3 million, and variable rate obligations totaled $23.3 million and $27.2 million, as of September 30, 2004 and December 31, 2003, respectively. Assuming a 1.0% increase in interest rates on the Registrant's variable rate obligations, annualized interest expense would have been approximately $233,000 higher in 2004 and $272,000 higher in 2003 based on the respective outstanding balances on an annualized basis of variable rate obligations at September 30, 2004 and December 31, 2003. The Registrant has no interest rate swap or exchange agreements.

The Registrant had gross revenues of $1.9 million for the nine months ended September 30, 2004 which were denominated in a foreign currency, or Fijian Dollar. The revenues realized which were denominated in Fijian Dollar were realized under an operations and maintenance agreement. All construction contracts currently underway for the Registrant are denominated in the U.S. dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. The Registrant has no foreign currency exchange contracts.

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

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of September 30, 2004, Telesource's disclosure controls and procedures were effective, except as described above, at the reasonable assurance level to ensure that information required to be disclosed in Telesource's reports filed or submitted under the Exchange Act was accumulated and communicated to Telesource's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. Other Information

ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

          There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2003 and no new material legal proceedings have become reportable events during the nine months ended September 30, 2004.

ITEM 2.   SALE OF UNREGISTERED SECURITIES
          -------------------------------

          The Company sold or issued upon conversion of preferred stock and debt a total of 32.7 million shares of unregistered common stock during 2004. During the first quarter of 2004, the Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          --------------------------------

          The Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait. The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. This credit facility has been renewed and currently has a maturity date of September 30, 2005. The Company is working to payoff the facility during the second quarter of 2005.

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

          The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                                  Votes For       Votes Against
                                               --------------    --------------

               Election of Directors:

                  Ralph Beck                       18,588,550                --

                  Jeff Adams                       18,588,550                --

                  Max Engler                       18,588,550                --

                  Ibrahim Ibrahim                  18,588,550                --

                  Weston Marsh                     18,588,550                --

                  K.J. Semikian                    18,588,550                --

                  Nidal Z. Zayed                   18,588,550                --

                                                                                                       Broker
                                         Votes For         Votes Against         Abstentions          Non-Votes
                                      ----------------    -----------------    ----------------    ----------------
     Ratification of an                    18,588,550                   --                  --                  --
     amendment to the Articles
     of Incorporation to
     increase authorized common
     stock

                                          Common               Common             Preferred           Preferred
                                        Stockholder         Stockholder          Stockholder         Stockholder
                                         Votes For         Votes Against          Votes For         Votes Against
                                      ----------------    -----------------    ----------------    ----------------
     Ratification of an                    18,588,550                   --           9,799,999                  --
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


                                        Telesource International, Inc.
                                        ---------------------------------------
                                        (Registrant)



     Date   May 25, 2005                /s/ K.J. Semikian
                                        ---------------------------------------
                                        K.J. Semikian
                                        President and Chief Executive Officer


            May 25, 2005                /s/ Bud Curley
                                        ---------------------------------------
                                        Bud Curley
                                        Chief Financial Officer

Index to Exhibits



    Exhibits
  ------------

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