Form 10-K
period 2004-12-31
TELESOURCE INTERNATIONAL INC
filed 2006-04-18
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 0-2564

TELESOURCE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	6770	59-3671568
State or other jurisdiction of	PRIMARY STANDARD INDUSTRIAL	I.R.S. Employer Identification No.
Incorporation or organization	CLASSIFICATION CODE NUMBER

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE

(630) 620-4787

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of each class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (as defined in Exchange Act Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act. Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The Registrant’s voting stock held by non-affiliates of the Registrant on December 31, 2004 was approximately $52,050.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on May 5, 2005: 52,968,519 shares.

Documents Incorporated by Reference

Annual report to security holders for fiscal year ended December 31, 2004

PART I

ITEM 1. BUSINESS

GENERAL

Telesource International is an international company engaged primarily in the operation of energy conversion power plants. The company previously operated as an international engineering and construction company and is in the process of completing open construction projects. The Company has changed its marketing strategy in the construction market.  The Company may seek new projects on a limited basis in coordination with other companies in possible joint venture partnerships.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), which owns in excess of 85% of the Company’s outstanding shares.

Telesource International corporate headquarters are located in Lombard, Illinois. Telesource International conducts its operations through two subsidiaries: (i) Telesource CNMI, which manages construction and management of the energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operated a branch office in Guam (closed during 2005); (ii) Telesource Fiji, Limited, which manages the power generation activities in Fiji. Telesource’s Palau operations (closed in 2004) were carried out by Telesource International.

Telesource has historically operated in three main business segments: power generation and construction of power plants, construction services and brokerage of goods and services. The power generation management and the construction of power plant business segments commenced in March 1999.

Telesource International, Inc. was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company.

Construction Services

As noted above, Telesource is in the process of implementing a new strategy for the construction market.  This decision was based upon the amount of losses incurred by the company in the construction market.  Telesource International’s Micronesian construction services were primarily carried out through Telesource International’s Mariana subsidiary, Telesource CNMI.

Active Construction Projects and Services

In February 2002, through a competitive bidding process, Telesource was awarded a contract to construct a 334-bed prison in accordance with the requirements specified by the U.S. Department of Justice. This contract is valued at $18.5 million and was 90.8% complete as of December 31, 2004. The prison project has been completed as of December 2005.

In January 2003, Telesource received a Notice of Award for a $5.9 million contract for construction services on the second phase of the Palau National Capitol Relocation Project. Funding for the project has come through a grant from the Government of Taiwan. The project is for the supply and installation of claddings and ornamental trims to the President’s Building, the Executive Building, the Legislative Building, and the Judiciary Building. The project also includes the construction of a mechanical and electrical yard, a drainage system with wastewater handling and a pumping station. The contract, with change orders is valued at $6.5 million and was 87.5% complete at December 31, 2004. This project was substantially completed by August 2005 and the Company’s office in Palau was closed.

In March 2003, Telesource received a Notice of Award for a $5.7 million contract to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands for an agency of the U.S. Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau. The existing station was constructed by Telesource and began operations in 2000. The expansion of this radio relay station was for the addition of two short wave antennas. This contract, with change orders had a total value of $5.9 million was 96.6% complete at December 31, 2004.  This project was completed during 2005.

In May 2002, Telesource received a contract to design and construct a 10-year landfill in the Republic of Palau. In December 2002, the scope of this contract was modified to call for the design and permitting of a 50-year landfill and construction of a road to the landfill. The contract was valued at $1.1 million and was 99.4% complete at December 31, 2004. During 2005, due to financial limitations of the client the project was discontinued.  After a prolonged delay, the Company negotiated a release on the project during 2005 whereby, the Company agreed to close the project upon full payment by the client of all amounts invoiced to date totaling $1,057,843. The balance due from the client has been collected and the project is now closed.

Completed Construction Projects and Services

In July 2002, Telesource received a Notice of Award for a contract to construct the New Belau National Museum project in the Republic of Palau. Funding for the project has come through a grant from the Government of Taiwan. The project consists of the renovation of the small original Museum building and the design and construction of a museum building totaling approximately 15,500 square feet.  The project also includes the development of an outdoor amphitheater and terraced seating into the natural grade of the project site. The design phase of the project began in late July 2002 with physical construction starting in March 2003. The contract is valued at $2.3 million and was complete at December 31, 2004.

In 2000, through a competitive bidding process, Telesource International was awarded a contract to construct a 7,800 linear foot airport runway on the Island of Tinian. This contract is valued at $19.1 million and was completed on March 11, 2004.  The Commonwealth Port Authority (CPA) and Telesource are currently in negotiations over the final billing for the West Tinian Airport Project (WTA). The Company and the CPA reached an agreement in August 2005 whereby the Company is to receive 50% of the retention within 90 days and the balance in the first quarter of 2006.  As of December 31, 2004, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA.  Of this amount, approximately $.9 million has been collected.

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

Past and Present Power Generation Construction Projects

Telesource International’s power generation business involves:

• Building the power plants

• Operating the power plants for a contracted period of time

• Selling wholesale power to the client to be distributed on their power grid

• The transfer of the ownership of the properties to the client at the end of the contract.

In 1997, a governmental agency located in the Commonwealth of the Northern Mariana Islands, awarded Telesource CNMI a contract to design, build and operate a 10-30 megawatt power plant.

The initial 10 megawatts power plant was completed within budget and on time and the plant has been operational since March 1999. The second phase of the project was completed in March 2000, also within budget and on time. The third phase will be constructed at Telesource CNMI’s discretion as the demand for power increases. Accordingly, if power demand fails to meet Telesource International’s projections, this phase may never be constructed.

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The two power plants are located in Kinoya, Vuda and Labasa, Fiji. Telesource and the Fiji Electric Authority has completed and executed the Energy Conversion Agreement.

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

Power Plant Operation and Maintenance

Our agreement with the governmental agency in the Commonwealth of the Northern Mariana Islands is for the management of one of their power plants. Under the terms of this agreement, Telesource International designed, financed and built the power plant. Telesource International obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York branch.  For the construction of the first phase of this power plant, Telesource International is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

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

In the first phase of the project, the governmental agency also pays Telesource a production fee based upon a fixed fee per kilowatt-hour for each kilowatt-hour produced on its behalf for the first 5,140,000-kilowatt hours per month. In the second phase, which added 10-megawatts of capacity, the governmental agency has agreed to pay Telesource International an additional production fee per kilowatt-hour produced over the initial 5,140,000-kilowatt hours per month. In addition, the governmental agency pays Telesource a service fee of $50,000 per month for operating and maintaining the power plant.

In May 2001, the governmental agency and Telesource executed Change Order No. 3 to the Tinian Power Plant Contract. Change Order No. 3 provides a suspension in the Escalator on the variable payments from January 1, 2001 to December 31, 2005. This Change Order extends the term of the contract from an expiration of 10 years following commissioning of the last constructed phase (currently Phase II was commissioned in March 2000 and therefore the contract was to have expired in March 2010) to an new expiration date of March 31, 2020. Change Order No. 3 does not include an expansion of the power generation capacity of the power plant. The power plant will continue to operate at its current maximum generation capacity of 20 Mwh. Effectively, the contract has been extended for an additional 10 years. Power rates agreed to under the original contract and Change Order No. 1 remain unchanged. Change Order No. 3 does provide the customer with an early termination option related to the extended agreement beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and to pay an early termination fee of $6,000,000. Change Order No. 3 prohibits the customer from purchasing power from any source other than Telesource for the first 30 MW. The expanded agreement executed under Change Order No. 3 only extends the power generation contract term and does not require additional performance by Telesource, with respect to building additional power generation capacity.  Change Order No. 3 does require Telesource to upgrade the power distribution system in certain areas of the Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company estimates the cost of this upgrade to be approximately in the range of $800,000 to $1.3 million and to be completed in 2006.

Potential Future Power Plant Construction and Power Supply

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource International from taking advantage of the expected growth in demand.  In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new gas combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use is expected for developing Asia and Central and South America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource International also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource International to find alternative solutions up to and including having Telesource International locate the needed project financing. Without the additional energy, Telesource International believes that many of the infrastructure upgrades envisioned by local governments will be unable to occur. In Telesource International’s experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource International a minimum amount of power consumption, coupled with long-term operation and maintenance contracts.

Telesource International anticipates that these contracts will generally be secured by governmental guarantees, promissory notes, liens and collateral on the land and in the physical power plants.

Sales and Marketing Strategies

The company has determined that it will be very selective and enter into new construction projects in a joint venture with SHBC.  Meanwhile, a significant focus of its marketing efforts will be in the power generation business.  Telesource International’s power generation projects are obtained through a public bid process, and clients are either governments or governmental agencies. In obtaining contracts:

• Telesource International reviews market trends in the geographic locations it presently operates, specifically Fiji and Saipan.  Telesource International’s research also includes analyzing numerous government documents and reviewing previous and current requests for management of power generation facility bids.

• Telesource International is actively involved in public relations with the governments and agencies that might contract for Telesource International’s services. Much of this effort is informational, learning the specific needs of each governmental agency while at the same time explaining what services Telesource International has to offer.

• Telesource International has created and provides to potential clients a survey to help governmental agencies evaluate whether Telesource International’s resources and services might be more efficient and cost-effective than their current system.

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

Presently, there is significant merger and consolidation activity occurring in the electric industry.  From time to time, Telesource International may consider merger and acquisition proposals when they appear to present an opportunity to enhance stockholder value. Telesource International is not involved in any of these discussions or negotiations at this time and there can be no assurance that any opportunities will develop.

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

Insurance and Bonding

Telesource International maintains general and excess liability, construction equipment, and workers’ compensation insurance; all in amounts consistent with industry practices. Telesource International believes its insurance programs are adequate subject to deductibles some of which are approximately $3.0 million.

Telesource International was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the Federal Aviation Administration “FAA”) and consequently, U.S. Treasury Listed Bonding was required. During 2002, Telesource was required to provide bonding for the prison project on the island of

Saipan. This project has partial funding from the U.S. Government and therefore, U.S. Treasury Listed Bonding was required. In order to secure the required bonding, Telesource’s largest shareholder, SHBC, provided a letter of credit to the surety equal to 100% of the contract value of $17 million. Telesource International’s ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. During 2005, the Company was released from the bonding requirement and consequently, SHBC was also released from the letter of credit requirements.

Employees

Telesource International, as of January 2005, employed 137 people, consisting of 11 employees in management, 8 engineers and technical staff members, 25 support staff members and 104 hourly employees. All of Telesource International’s employees are nonunion workers, although Telesource International may employ union subcontractors from time to time.

Ninety percent of Telesource International’s project teams include engineers and technical staff, due to the technical nature of its construction contracts. Working on a power plant, broadcasting facility or other technical construction site requires a higher level of expertise and a greater attention to safety issues.

Telesource International’s non-engineering level employees are hourly workers, while its engineering and supervisory staffs are on monthly salaries.

1a. RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, PARTICULARLY STATEMENTS REGARDING MARKET OPPORTUNITIES, MARKET SHARE GROWTH, COMPETITIVE GROWTH, GROSS PROFIT, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND THE INVESTMENT CONSIDERATIONS ARE LISTED BELOW. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS, INCLUDING CHANGES IN THE SPECIFIC MARKETS FOR TELESOURCE’S SERVICES, ADVERSE BUSINESS CONDITIONS, DECREASED OR LACK OF GROWTH IN THE MECHANICAL AND ELECTRICAL CONSTRUCTION AND FACILITIES SERVICES INDUSTRIES, INCREASED COMPETITION, PRICING PRESSURES AND RISK ASSOCIATED WITH FOREIGN OPERATIONS AND OTHER FACTORS.

Investment Considerations

Telesource International has risk related to its ability to continue as a going concern.

As of December 31, 2004, the Company’s current liabilities exceeded its current assets by $4.6 million and its total liabilities exceed total assets by $15.7 million. The Company relies heavily on bank financing and equity infusion from its principle stockholder, SHBC and affiliated companies, to support its operations.  The equity infusion from SHBC and affiliated companies, and its ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of December 31, 2004 the Company had total outstanding debt of $25,405,964 of which $5,332,340 is due in 2005. As of December 31, 2004 the Company had an accumulated deficit of $54.1 million and total stockholders’ deficit of $15.7 million.

The Company incurred operating losses of $12,406,488, $5,217,223, and $3,118,300 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company incurred net losses of $13,711,315, $6,629,441, $4,886,397 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has experienced several years of net working capital deficiencies, increasing stockholders’ deficit, recurring losses, and negative cash flows from operations. Management intends to work to address these uncertainties by continuing its efforts to raise additional capital, increase revenues, and control costs with the goal of achieving profitability. Subsequent to the year-end, the Company completed private placements of the Company’s common stock with net proceeds of $6.4 million in additional capital. Management expects the increase in revenues to be achieved by focusing its efforts in the power plant operation and maintenance agreements and/or from existing long-term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and in the country of Fiji. However, no assurance can be given that such increased revenues will be achieved. Although management believes that the Company will be cash flow positive in 2005 including debt payments, the Company has and expects to continue to seek support from its principal stockholder, SHBC and affiliated companies, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $22,622,333 of the Company’s total debt of $25,405,964.

The Company’s ability to continue operations is dependent upon raising capital through debt and equity financing.  There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company.  If the Company does not obtain the needed funds, it will likely be required to delay development of its operations, alter its business plan, or in the extreme situation, cease operations.

Telesource International - Risks related to power generation activities

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

Telesource International depends on two customers for power-generation revenues. The loss of either single customer could cause Telesource International’s revenues to decline.

Since March 1999, Telesource International began deriving a portion of its revenues from the sale of electric power. Under Telesource International’s agreement with a governmental agency, the electrical power generated at Telesource International’s power generation facility is owned by the governmental agency.  Telesource International is paid a fee to produce the electric power.  The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian.  If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International’s revenue base may not grow to support other operations.

During 2003, Telesource added the operation of two additional power plants for a period of 20 years within Fiji for one customer, the Fiji Electric Authority. Telesource is to operate the two power plants in Fiji by converting fuel provided by the customer into electricity for which Telesource receives a fee. The Fiji Electric Authority in turn sells the power produced to various users in Fiji. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource International’s revenue base may not grow to support other operations.

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

Telesource International’s quarterly operating results will depend on revenues from contracts for major projects. Telesource International can only undertake a specific number of projects at any one time. Furthermore, Telesource International has implemented a plan to seek new construction projects on a limited basis in coordination with other companies in possible joint venture partnerships.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), which owns in excess of 85% of the Company’s outstanding shares.  Consequently revenues and results of operations within the quarter and possibly subsequent periods will be unfavorable during this transition. Customers may also cancel or defer existing contracts resulting in reduced revenues for a quarter. Though management intends to take steps to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls, it may not be successful. For example staffing reductions cannot be implemented quickly due to local labor and employment laws in the Commonwealth of Northern Mariana Islands, which limit our ability to release employees at will, and losses could result. Accordingly, any such revenue shortfalls could result in continued operating losses.

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

The market for energy related services is highly competitive and rapidly changing. Telesource International competes directly with other firms that focus on providing general operation, maintenance and related construction services for power plants. Many of Telesource International’s competitors have well-established reputations for building and operating plants with longer operating histories and significantly greater financial, technical, marketing, personnel and other resources than Telesource International. Telesource International is subject to competition that is expected to increase in the future. If Telesource International does not successfully compete in its market, its growth opportunities will be limited and its business will not grow and its revenues may be reduced.

Telesource International relies on third parties for important raw materials and technical expertise. Telesource International’s ability to enter into new engagements or to conduct the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Telesource International relies on third-party suppliers for raw materials like wood, steel and concrete; for fabrication of technical equipment subsystems including diesel generation and technical expertise. Telesource International’s ability to obtain cost-effective raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

•                  Third parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

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

Telesource International’s international operations are subject to the inherent risks of doing business abroad. The loss of any or all of Telesource International’s international suppliers and customers could harm Telesource International’s ability to deliver Telesource International’s construction services and power services on time and cause Telesource International’s sales to decline. Telesource International’s financial performance could be harmed by many events and circumstances relating to international operations, including:

•  Shipping delays and cancellations;

•  Increases in import duties and tariffs;

•  Foreign exchange rate fluctuations;

•  Changes in foreign laws and regulations; and

•  Political and economic instability.

Telesource International is subject to government regulation. Both the costs of compliance and the penalties imposed for a failure to comply could be substantial.

Although management does not believe that compliance with applicable regulatory requirements has harmed Telesource International’s operations in the past relative to its competitors, government regulations can change, which could increase Telesource International’s costs of compliance with these requirements. In addition, Telesource International’s power generation operations require operating permits granted by governmental agencies. Telesource International believes that tighter regulations for the protection of the environment and other factors will make it increasingly difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist. Failure to comply with these laws and regulations could result in fines, additional licensing requirements or the revocation of Telesource International’s licenses in the particular jurisdiction. The costs of compliance could affect adversely operating results. If a substantial fine or other penalty is imposed, Telesource International’s business and financial condition could be harmed.

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

Telesource International’s largest stockholder and its affiliates own approximately 85% of the common stock and their interests may not be the same as the minority stockholders who will have little or no influence over Telesource International’s activities.

The largest stockholder, SHBC, is able to control the outcome of all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to Telesource’s certificate of incorporation and approval of significant corporate transactions. SHBC owns beneficially approximately 85% of the common stock.

ITEM 2.  PROPERTIES

Properties

Telesource International maintains leased office space and leases land for storage of construction equipment. Telesource International’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands is leased for a term which extended through December 2004 and is currently on a month-to-month renewal.  In the corporate offices in Illinois, Telesource has an office space leased through April, 2007. The Company’s office in the Republic of Palau was closed in August 2005. Management believes its existing arrangements for its office facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

The Commonwealth Port Authority (“CPA”) and Telesource are currently in negotiations over the final billing for the West Tinian Airport Project (“WTA”). As of December 31, 2004, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA.  Approximately $891,000 of the outstanding retention receivable was collected in 2005 as partial settlement agreement was entered into in August 2005. Telesource claims that in addition to the remaining unpaid retentions receivable recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract. No revenue for this additional work has been reflected in the accompanying consolidated financial statements. Although CPA has acknowledged that work was performed outside of the original contract scope, it has requested additional documentation before it will make a final determination regarding payment on the additional work and the retentions. CPA claims they are due approximately $468,000 in liquidated damages related to delay of completion. Telesource is disputing those claims and believes that the resolution of this matter will not have a material adverse effect on its financial condition.  The Company has a continuing warranty obligation for three years from the date of final acceptance, not yet determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

As reported later in subsequent events, Khajadour Semikian and Bud Curley the former CEO and CFO of the Company, respectively, terminated their employment during 2005.  The following provides the names, ages and backgrounds of Telesource International’s current executive officers:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships

Nidal Zayed Age 44 Director Since 1998

Nidal Zayed, President and Chief Executive Officer, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Greg Grosvenor Age 54

Greg Grosvenor, Chief Financial Officer, joined Telesource International in August 2005. He served as Chief Financial Officer at AM-CH, Inc. where he led the sale and dissolution of AM-CH, Inc. Mr. Grosvenor also led the restructuring of all finance operations as well as the restructuring of debt and ultimately the profitable sale of Smith Bucklin to a new group of investors. Prior to Smith Bucklin, Mr. Grosvenor served as the Chief Financial Officer at Metropolitan Pier & Exposition and as Controller at the corporate offices of Hyatt Hotels. Mr. Grosvenor has also worked at Galileo, an airline reservation software company, Anixter International and PriceWaterhouse Coopers.

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

	HIGH	LOW
2004
First Quarter	1.10	0.42
Second Quarter	1.15	0.42
Third Quarter	0.42	0.02
Fourth Quarter	0.02	0.02

2003
First Quarter	1.70	1.25
Second Quarter	1.50	1.45
Third Quarter	1.50	1.10
Fourth Quarter	1.10	0.55

As of January 6, 2006, the latest stock quote for Telesource was $0.02 per share.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities in the following transactions during 2004 and for the eleven months ended November 30, 2005:

•                  On January 27, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

•                  On April 8, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

•                  On April 20, 2004 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000

•                  On May 10, 2004 we issued 500,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000

•                  On May 14, 2004 we issued 600,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $600,000

•                  On June 11, 2004 we issued 1,100,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,100,000

•                  On October 1, 2004 we issued 74,580 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $37,290

•                  On October 19, 2004 we issued 1,100,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $550,000

•                  On November 9, 2004 we issued 400,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $200,000

•                  On December 2, 2004 we issued 700,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $350,000

•                  On December 29, 2004 we issued 80,913 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $40,457

•                  On December 31, 2004 we issued 12,139,048 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $6,069,524 in conversion of debt

•                  On December 31, 2004 we issued 4,198,172 shares of our common stock pursuant to an exemption under Regulation S of the Securities Acts for $4,785,000 in conversion of preferred stock and dividends on preferred stock.

•                  On December 31, 2004 we issued 3,434,868 shares of our common stock pursuant to an exemption under Regulation S of the Securities Acts for $3,915,000 in conversion of preferred stock and dividends on preferred stock.

•                  On December 31, 2004 we issued 5,240,938 shares of our common stock pursuant to an exemption under Regulation S of the Securities Acts for $6,000,000 in conversion of preferred stock and dividends on preferred stock.

•                  On March 2, 2005 we issued 800,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $400,000.

•                  On March 23, 2005 we issued 600,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $300,000.

•                  On March 29, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  During March and May of 2005, the Company issued 5,186,543 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $2,593,272.

•                  On April 7, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On April 27, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On May 10, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On May 25, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On June 3, 2005 we issued 2,500,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000.

•                  On June 30, 2005 we issued 600,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $300,000.

•                  On August 19, 2005 we issued 2,250,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $450,000.

•                  On September 21, 2005 we issued 2,500,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On November 9, 2005 we issued 19,683,078 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $3,936,616 to convert debt into equity.

•                  On November 15, 2005 we issued 1, 750,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $350,000.

•                  On November 28, 2005 the Company received a subscription for 3,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $600,000.

HOLDERS. As of November 30, 2005, there were 185 shareholders of record.

DIVIDENDS. Telesource began paying dividends during 2003 on the preferred stock which was issued on the following dates:

Date Preferred Stock Was Issued	Number of Shares of Preferred Stock Issued

December 16, 2002	2,000,000
March 6, 2003	2,000,000
March 20, 2003	666,666
July 18, 2003	466,666
August 15, 2003	1,666,667
August 19, 2003	333,333
October 6, 2003	666,667
November 18, 2003	1,333,333
December 8, 2003	333,333
December 15, 2003	333,334
Total	9,799,999

During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock into common stock on a one-for-one basis plus accumulated dividends as of December 31, 2004 and the present value of future preferred dividends at a conversion price of $1.00 per share.

Holders of Series A Preferred Stock were entitled to receive dividends when and as declared by the Board of Directors. Telesource is precluded from declaring or paying dividends on common stock unless all required dividends have been paid in full on Series A Preferred Stock.

The Company had 9.8 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) outstanding prior to the conversion of all outstanding preferred stock into common stock at December 31, 2004.  Holders of the Preferred Shares were entitled to receive cumulative cash dividends at the annual rate of 6.5% or 6.0% per share payable semi-annually, when and if declared by the Board of Directors.

The Preferred Shares were convertible, in whole or in part, at the option of the holders thereof, into shares of common stock on a one-for-one basis for a period of five years from the closing date of the Preferred Shares agreement.  The Company had the option to force conversion to common stock for a period of time as defined by each agreement.  All accumulated dividends plus any dividends earned up through the forced conversion date would have been payable to the holder at the time of forced conversion.

Holders of the Preferred Shares had no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

At December 31, 2004, and December 31, 2003, the Company owed accrued dividends of $0 and $204,358, respectively. An unpaid preferred divided in the amount of $477,500 plus the present value of future preferred dividends in the amount of $2,596,229 were converted into common stock on December 31, 2004 at a conversion price of $1.00 per share. During 2004, Telesource had declared and paid $477,750 of dividends on the Series A Preferred Stock. No dividends were paid on Telesource’s common stock during 2004 or 2003, and Telesource does not anticipate that it will pay dividends on its common stock in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

The following selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, has been derived from the audited consolidated financial statements of Telesource International, Inc. and subsidiaries. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, are included elsewhere in this Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Twelve Months Ended
	December 31,
	2004	2003	2002	2001	2000
Income Statement Data: ($ in 000’s)
Construction revenues	$16,024	$14,381	$16,566	$11,824	$7,810
Construction revenues – related party	—	—	838	—	852
Construction revenues on power plants	—	—	—	4,053	536
Service fees – power generation plant	3,227	2,968	1,130	858	692
Sales, net	24	44	397	131	1,070
Other revenues	1,434	2,633	1,390	1,420	1,545
Other revenues – related party	—	—	—	—	84
Gross revenues	20,709	20,026	20,321	18,286	12,590

Construction costs	19,347	15,871	15,913	12,382	7,145
Construction costs on power plants	—	—	—	3,504	496
Operations & maintenance costs – power generation plant	2,878	2,589	1,224	1,159	991
Provision for warranty expense	300	—	—	—	—
Provision for losses on contracts in progress	1,986	—	—	—	—
Provision for unbilled and uncollected amounts	1,329	—	—	—	—
Other cost	230	697
Gross profit (loss)	(5,361)	869	3,184	1,241	3,958

Salaries and employee benefits	1,633	1,646	1,702	1,849	1,580
Occupancy and equipment	320	381	342	561	535
General and administrative expenses	4,850	3,983	4,258	3,735	3,359
Impairment of long-lived asset	242	76	—	—	—
Operating (loss) income	(12,406)	(5,217)	(3,118)	(4,904)	(1,516)
Other income (expense):
Interest income	—	—	3	33	125
Interest expense	(1,508)	(1,416)	(1,791)	(2,399)	(2,427)
Other income, net	129	72	20	44	80
Total other expense	(1,379)	(1,344)	(1,768)	(2,322)	(2,222)
Loss before taxes	(13,786)	(6,561)	(4,886)	(7,226)	(3,738)
Income tax expense	74	68	—	19	4
Net loss	$(13,711)	$(6,629)	$(4,886)	$(7,245)	$(3,742)

Preferred dividends	3,740	570	—	—	—
Net loss applicable to common stockholders	$(17,451)	$(7,199)	$(4,886)	$(7,245)	$(3,742)

Common Share Data:
Net loss per share	(0.83)	(0.48)	(0.33)	(0.52)	(0.36)
Weighted average common shares outstanding (in 000’s)	21,109	15,016	15,000	13,849	10,356
Period end shares outstanding (in 000’s)	49,569	17,000	15,000	15,000	13,000

Balance Sheet Data:
Total assets	20,850	24,783	25,160	24,022	30,496
Working capital deficit	(4,610)	(5,558)	(20,370)	(14,332)	(3,400)
Short-term debt	5,332	9,242	20,700	15,500	7,127
Long-term obligations	20,074	20,310	17,000	20,000	27,021
Shareholders’ deficit	(15,741)	(13,967)	(23,601)	(18,566)	(13,534)

Performance Data:
Loss on total assets	(65.8)%	(26.8)%	(19.4)%	(30.2)%	(12.3)%
Capital Ratio:
Quick ratio	64.7%	69.9%	35.9%	36.6%	80.0%

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Revenues for the year ended December 31, 2004 were $20.7 million, compared to $20.0 million and $20.3 million for the years ended December 31, 2003 and 2002, respectively. Net loss to common stockholders was $17.5 million for 2004, an increase of $10.3 million, or 142.4% from the loss of $7.2 million for 2003.  Basic and diluted net loss to common stockholders per share was $0.83 per share for 2004, compared to $0.48 per share for 2003 and $0.33 per share for 2002.

Liquidity

As of December 31, 2004, the Company’s current liabilities exceeded its current assets by $4.6 million and its total liabilities exceed total assets by $15,740,798.  The Company relies heavily on equity sales and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of December 31, 2004 the Company had total outstanding debt of $25.4 million of which $5.3 million is due in 2005. As of December 31, 2004 the Company had an accumulated deficit of $54.1 million and total stockholders’ deficit of $15.7 million.

The Company incurred operating losses of $12,406,488, $5,217,223 and $3,118,300 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred net losses to common stockholders of $17,451,244, $7,198,916 and $4,886,397 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash used in operating activities was $7,358,063, $6,283,959, and $2,031,793 for the years ended December 31, 2004, 2003 and 2002, respectively. Funds provided by net borrowings and stock sales amounted to $7,683,542, $8,187,300, and $2,200,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004 management worked to address the operating and working capital deficits by continuing its efforts to eliminate unprofitable business segments, specifically construction. As reported in Item 5, herein, management has raised $6.4 million in 2005 through the issuance of common stock.  In addition, the Company was previously able to raise $6.3 million and $2.0 million through the sale of common stock during 2004 and 2003, respectively. In each case such sales were made in private, unregistered sales of the Company’s securities.  The additional equity raised during 2005 was used to pay down debt and fund continuing operations. Much of the debt obligations coming due during 2005 are project financing based and the Company repaid a portion of these obligations with cash generated through the collection of project receivables and billings.  These collections on the projects along with the expected additional equity are believed by management to be sufficient to cover Telesource’s 2005 obligations.  The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering $22,622,333 of the Company’s total debt of $25,405,963.

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, (“CNMI”) and construction of power plants occurred in Fiji. Construction services occurred in the CNMI and the Republic of Palau while trading activities occurred in the United States and the CNMI. Telesource is committed to completing the construction projects currently under contract; however, Telesource as noted earlier, is changing its construction strategy. Telesource is concentrating its efforts on expanding its power generation services in the Pacific region.

OVERVIEW

During 2004, our cost of construction projects as a percentage of construction revenues increased to 119.4% from 110.4% in 2003.  The increase in costs as a percentage of construction revenues was due to project delays and additional unforeseen costs incurred on the projects. As noted earlier, we are altering our strategy in the construction segment of our business due to these losses.

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. Our consolidated gross profit decreased to a gross loss of ($5,361,314) in 2004 from a gross profit of $869,332 in 2003. Our consolidated net loss increased to ($13.7) million in 2004 from ($6.6) million in 2003, primarily due to the lower margin recognized on our construction segment.

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

Telesource International was formed in 1994 to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. Operations are conducted primarily through subsidiaries. Telesource International currently has two subsidiaries.  Telesource CNMI, Inc. handles construction and management for the power facilities in the Commonwealth of the Northern

Mariana Islands. Telesource CNMI, Inc. had branch offices in Guam, Telesource Pacifica and Pacifica Power Resources. Telesource Fiji, Ltd. was established to oversee Telesource International, Inc.’s power plant construction activities within Fiji, which currently involves the installation of additional power generators for existing power plants in Fiji. Construction activities in the Republic of Palau were managed through Telesource International.

Telesource International has three main operating segments: power generation and construction of power plants, construction services and trading activities.

Revenue from construction and construction of power plants is recognized using the percentage-of-completion method of accounting based upon costs incurred and projected costs. Construction revenue includes revenues recognized by Telesource International, Inc.’s power plant construction segment and from other projects ranging from housing development to the construction of airports and prisons. The construction of power generation plants is considered by management to be a part of Telesource International, Inc.’s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), and interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods.

Construction revenues on power plants are recognized using the percentage-of-completion method of accounting, based upon costs incurred and projected costs. This revenue is separated on the face of the consolidated financial statements due to its origin within Telesource International’s power generation and construction of power plants segment. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance and repairs), and interest associated with construction projects and insurance costs. Depreciation is provided using straight-line methods for construction equipment. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are reflected in the accounting period in which the facts that require the revision become known. Losses on contracts, if any, are provided in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reliably estimated. The foregoing as well as the stage of completion and mix of contracts at different margins may cause fluctuations in gross profit between periods.

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

Operations and maintenance costs – power generation plant consist of labor, direct overhead costs, equipment expense (primarily maintenance and repairs), and insurance costs. These costs are recognized as incurred.

Salaries and employee benefits consist of all wages and benefits for management and staff wages and benefits that are not directly associated with a particular project, that is, idle costs for employees are charged to general and administrative expense. Telesource’s principal market, the Commonwealth of the Northern Mariana Islands, allows employers to import guest employees. The local labor laws require employers importing guest employees, principally from the Philippines, to execute a one-year employment contract with the guest employee. Since Telesource has a few large contracts, this can lead to short periods of inactivity for some employees. As Telesource continues to grow, this issue is expected to be minimized; however, it may have a significant impact on Telesource’s operating results.

Occupancy and equipment expense consist of rent, utilities and office equipment for Telesource International’s offices in Illinois, CNMI, Guam and Fiji.

General and administrative expenses consist primarily of depreciation, telephone expense, insurance, travel, financial and legal expenses and a gross revenue tax incurred on Telesource International’s operations in the Commonwealth of the Northern Mariana Islands.

Telesource International, Inc., Telesource CNMI, Inc. and Telesource Fiji, Ltd. file separate corporate income tax returns. Telesource International, Inc. is a U.S. corporation that files U.S. corporate tax returns. Telesource CNMI, Inc. is a Commonwealth of the Northern Mariana Island corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return.

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

TINIAN POWER PLANT

Phase I

In June 1997, Telesource International entered into a contract to construct and operate a power plant on the island of Tinian. The June 1997 agreement (hereafter referred to as Phase I) called for Telesource International to construct a 10Mwh power generation plant with the capacity to add an additional 20Mwh of power at later dates, and to operate the power plant for a period of 10 years from the date of commissioning. Phase I was commissioned in March 1999. The terms for Phase I call for fixed payments of $180,000 per month plus a production fee charged per Kwh produced for the first 5,140,000 Kwh produced each month (hereafter referred to as the Base Load). The agreement also provides that Telesource International will receive a monthly service fee of $50,000 for a period of 10 years from the date of commissioning. Following the conclusion of that 10-year period, the only payments Telesource International will receive for the Base Load only the production fee charged on the amount of Kwh produced, as adjusted for inflation per the agreement.

Phase II

In November 1998, Telesource International received a change order instructing Telesource to add an additional 10Mwh of power generation capacity (hereafter referred to as Phase II). This change order provided for Telesource International to receive only variable payments in the form of a production fee produced in excess of the Base Load (hereafter referred to as the Expansion Rate) and for these payments to occur over a ten-year period commencing upon the commissioning of Phase II. After the completion of the ten-year period, the production fee changes will decrease for all power produced. Phase II was commissioned in March 2000 and increased the power plant’s total generation capacity to its maximum current level of 20Mwh.  The plant only operates at the 10 Mwh level and will continue until demand increases to higher levels.  It is not known, if and when additional demand may increase on Tinian.

Expanded Agreement

In May 2001, Telesource International received a third change order extending the term of the agreement for an additional ten years or to March 31, 2020 (hereafter referred to as the Expanded Agreement). The Expanded Agreement leaves the option to expand the power plant by adding an additional 10Mwh of generation capacity unchanged. The power generation plant currently has 20Mwh of production capacity, which can be increased to 30Mwh by installing the appropriate power generators. The production rates for the Base Load and the Expansion Rate do not change from the amounts originally agreed upon.  In addition, the expanded agreement requires Telesource to upgrade the existing overhead power distribution system.  The Company is responsible for the costs of the upgrade which include labor and materials.  The Company estimates the cost of this upgrade to be approximately in the range of $800,000 to $1.3 million and to be completed in 2006.

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

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease at December 31, 2004, 2003 and 2002 are as follows:

	December 31
	2004	2003	2002	Inception
Total minimum lease payments to be received	$9,000,000	11,160,000	13,320,000	21,600,000
Add: Operation and maintenance fee	2,500,000	3,100,000	3,700,000	6,000,000
Minimum lease payments receivable	11,500,000	14,260,000	17,020,000	27,600,000

Less: unearned income	2,015,075	2,998,429	4,140,589	9,750,000

Net investment in sales-type lease	$9,484,925	11,261,571	12,879,411	17,850,000

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

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. Telesource recognized power generation revenues of $1,078,392, $1,131,144, and $1,130,172 for the years ended December 31, 2004, 2003, and 2002, respectively. No power generation income was recognized during 1998.

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

Amounts in excess of the fair value of the services performed will be accounted for as additional finance lease revenue.

Disclosure of Contractual Obligations at December 31, 2004
Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long Term Debt Obligations	$20,073,624	$—	$17,693,623	$2,380,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	294,034	136,693	157,341	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Results of Operations

The following table sets forth results of operations expressed as a percentage of total revenues:

	Twelve Months Ended December 31,
	2004	2003	2002
Revenues:
Construction revenues	77.4%	71.8%	81.5%
Construction revenues – related party	—	—	4.1
Service fees – power generation plant	15.6	14.8	5.6
Sales, net	0.1	0.2	1.5
Sales, net – related party	0.4	—	0.4
Rental income	1.4	4.6	0.3
Rental income – related party	—	—	—
Management fees – related party	—	—	0.3
Service fees	0.4	2.9	—
Finance lease revenues	4.7	5.7	6.3
Gross revenues	100.0	100.0	100.0
Costs and expenses:
Construction costs	93.4	79.3	78.2
Operations & maintenance costs – power generation plant	13.9	12.9	6.0
Rental costs	—	2.7	—
Cost of service	1.1	0.8	—
Provision for warranty expense	1.5	—	—
Provision for losses on contracts in progress	9.6	—	—
Provision for unbilled and uncollected accounts	6.4	—	—
Gross (loss) profit	(25.9)	4.3	15.8
Operating expenses:
Salaries and employee benefits	7.9	8.2	8.4
Occupancy and equipment	1.5	1.9	1.7
General and administrative	23.4	19.9	20.9
Impairment of long lived assets	1.2	0.4	—
Total operating expenses	34.0	30.4	31.0

Operating loss	(60.0)	(26.1)	(15.3)
Other income (expense):
Interest income	—	—	—
Interest expense	(7.3)	(7.1)	(8.8)
Other income, net	0.6	0.4	0.1
Total other expense	(6.7)	(6.7)	(8.7)
Loss before income taxes	(66.6)	(32.8)	(24.0)
Income tax expense	—	(0.3)	—
Net loss	(66.2)	(33.1)	(24.0)

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted contracts accounted for using the percentage-of-completion method of accounting in progress at December 31, 2004:

Balance at December 31, 2003	$15,098,231
New contracts, change orders and claims added during 2004	1,144,865

Less: Construction contract revenue recognized for 2004	16,023,844

Balance at December 31, 2004	$219,252

The backlog balance represents work under contract which remains to be completed. The decrease in the amount of the backlog from $15.1 million as of December 31, 2003 to $.2 million at December 31, 2004, is a result of management’s efforts to complete existing projects and implement its new strategy as discussed above and concentrate future growth in the power generation segment.

Comparison of the twelve months ended December 31, 2004 and 2003

Construction Revenues. Construction revenues, including related party, increased 11.4% to $16.0 million in 2004 from $14.4 million in 2003. The increase in construction revenues is attributed to management’s efforts to wrap up its construction segment activities on the adult correctional facility project, the radio relay station expansion project and the three construction projects in the Republic of Palau. As noted earlier the backlog of remaining construction projects was only $.2 million at December 31, 2004 reflecting management’s efforts to complete existing contracts and implement its new strategy of joint venturing with SHBC on new projects. Telesource is committed to completing the construction projects currently under contract and Telesource is not actively bidding on additional construction contracts. Construction revenues are expected to decrease in future periods.

Service Fees - Power Generation Plant. Service fees - power generation plant increased 8.7% to $3.2 million in 2004 from $3.0 million in 2003. The increase in service fees - power generation plant is attributed to the $2.3 million in revenues from the operation and maintenance of two diesel power plants in Fiji which was awarded to the Company by Fiji Electric Authority during May 2003 and covers a period of 20 years. The energy conversion agreement covered the take-over and operation of the two facilities in Kinoya, and Vuda, Fiji. Telesource is concentrating its efforts on growing revenues from power generation and expects to see additional growth in future periods. The power generation revenues at the Tinian power plant were unchanged at $1.1 million for 2004 and 2003.

Sales Revenues, Net. Sales decreased 46% to $23,573 in 2004 from $43,636 in 2003. Sales to SHBC were $89,940 and $0 in 2004 and 2003, respectively. Sales to SHBC are not expected to increase in future periods.

Rental Income. Rental income decreased to $288,899 in 2004 from $919,063 in 2003. The decrease in rental income was a result of short term lease agreement signed in 2003 with the Guam Power Authority to assist the local utility in clean up efforts from a super typhoon, Pongsona, which struck Guam in December 2002. The short term lease agreement with the Guam Power Authority was completed in April 2003. Rental income during 2004 was a result of the Company leasing company owned equipment in its local markets.

Service Fees. Service fees decreased to $72,215 in 2004 from $571,776 in 2003. The decrease is due to the completion of a broadcast survey performed by the Company during 2003. During 2004, the Company did not have any significant service fee revenues.

Finance Lease Revenues. Finance lease revenues decreased 13.9% to $1.0 million in 2004 from $1.1 million in 2003. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2009.

Expenses

Construction Costs. Total construction costs (includes related party and third party) increased 20.5% to $19.3 million as compared to $15.9 million for 2003. While construction cost increased 20.5% during 2004 as compared to 2003, construction revenues increased 11.4%. Construction cost as a percentage of revenues were 120.6% for 2004 as compared to 110.4% for 2003 which was due to cost overruns attributed to unforeseen delays encountered on the projects and potential warranty claims. The increase in cost resulted in lower margins and increased losses realized on construction projects.

Provision for Warranty Expense: Provision for warranty represents a contingent liability for the Koblerville project.

Provision for Losses in Progress.  Provision for losses on contracts increased to $1,985,557 in 2004 compared to $0 in 2003.  This was a result of cost estimates exceeding total revenue and the loss being recorded in 2004.

Provision for Unbilled and Uncollected Contracts.  Provision for unbilled contracts in progress increased to $1,329,058 from $0 as a result of a direct write-off of accounts receivable.

Operation and Maintenance Costs – Power Generation Plant. Operation and maintenance costs – power generation plant increased 11.2% to $2.9 million in 2004 from $2.6 million in 2003. The increase in operation and maintenance costs was due to $1.7 million in costs from Fiji’s operation and maintenance of two power plants during 2004 as compared to similar costs of $1.3 million during 2003. The increase in operation and maintenance cost for the power generation plants in Fiji was due to a full year of operations in 2004 versus approximately one-half year of operations in 2003, the year the contract went into effect.

Salaries and Employee Benefits.  Salaries and employee benefits decreased slightly ($13,456 and 0.8%) from 2003 to 2004 reflecting management’s continuing efforts to reduce costs during 2004 through staff reductions.

Occupancy and Equipment. Occupancy and equipment expenses decreased 15.8% to $320,533 in 2004 from $380,576 in 2003. The decrease in occupancy and equipment expense is attributed to a reduction in office space in Guam and Palau during 2004.

General and Administrative Expenses.  General and administrative expenses increased 21.7% to $4.8 million in 2004 from $3.98 million in 2003. The increase is attributed to higher professional fees during 2004 related to the 2004 and 2003 audit and legal fees.

Other Expense, Net. Other expense increased slightly to $1.4 million in 2004 from $1.3 million in 2003.

Income Tax Expense. Telesource recognized an income tax credit of $74,435 in 2004 resulting from the reversal of a 2003 tax accrual which had occurred due to compliance with Fijian Internal Revenue Department tax regulations. Telesource had net operating loss carry forwards for U.S. purposes at December 31, 2004 of approximately $8.5 million.  The Company has approximately $32.9 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands and $215,000 for Fiji.

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

Operation and Maintenance Costs – Power Generation Plant. Operation and maintenance costs – power generation plant increased 112% to $2,588,752 in 2003 from $1,224,202 in 2002. The increase in operation and maintenance costs was due to $1.4 million in additional costs from Fiji’s operation and maintenance of two power plants during 2003.

Salaries and Employee Benefits.  Salaries and employee benefits decreased 3% to $1.65 million in 2003 from $1.7 million in 2002. The decrease in salaries and employee benefits is attributed to management’s continuing efforts to reduce costs during 2003.

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

Income Tax Expense. Telesource recognized income tax expense on revenues recognized in Fiji for 2003 in the amount of $68,446. Telesource had net operating loss carry-forwards for U.S. purposes at December 31, 2003 of approximately $32,000,000.

Liquidity and Capital

Since 1994, Telesource International’s primary sources of operating funds have been bank borrowings, contributions of equity capital and profits realized on projects completed. On December 31, 2004, 49,568,519 shares of Telesource International’s common stock were issued or issuable. Telesource had 17,000,000 shares issued and outstanding on December 31, 2003. The increase in outstanding shares reflects the Company’s strategy to obtain additional funds through stock issuance.

Cash used in operating activities during the twelve months ended December 31, 2004 and 2003 was $7.4 million and $6.3 million, respectively. The cash used in operating activities was principally due to the net loss produced from construction activities.

Cash provided by investing activities was $192,458 for the twelve months ended December 31, 2004 as compared to cash used in investing activities of $660,784 for the twelve months ended

December 31, 2003. The cash provided by investing activities during 2004 is attributed to $460,330 of proceeds from the sale of equipment net of the purchase of equipment used within the construction and power generation operations. The cash used in investing activities during 2003 is attributed to capital purchases of $795,784 related to the purchase of seven bucket trucks used on the super typhoon cleanup efforts on Guam.

Cash provided by financing activities generated $7.7 million for the twelve months ended December 31, 2004 as compared to $8.2 million for 2003. The cash generated by financing activities during 2004 came from the proceeds from the sale of $6.4 million in common stock.  Proceeds from debt financing in 2004 was $6.8 million and debt repayment was $5.0 million. The cash generated by financing activities during 2003 was produced through the sale of $11.7 million worth of preferred stock and $2 million of common stock. Debt repayments resulted in a net reduction in amount of debt held by $5.1 million.

Telesource International had a working capital deficit of $4.3 million at December 31, 2004 and $5.6 million at December 31, 2003. The decrease in the deficit is attributed mainly to a current portion of long term debt being re-financed and a $1.9 million provision for costs in excess of billings on the remaining construction projects.

Telesource is substantially dependent upon SHBC to provide resources for operating, working capital, and business expansion. To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing existing credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months.

Telesource International currently expects that its existing cash balances, credit lines, additional borrowings secured in the first eleven months of 2005 and the sale of additional common stock in the amount of $6.4 million subsequent to year end, together with funds available through SHBC will be sufficient to meet anticipated cash requirements for at least the next 12 months.

The Company will continue to seek additional funding through sale of its common stock, primarily to SHBC.  There can be no assurance that Telesource will be successful in such efforts. If Telesource International sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource International could be required to restrict its operations.

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

Impairment of Long-Lived Assets

The investment in sales-type lease along with our property, plant and equipment are considered to be long-lived assets. When we undergo changes in our business, including the closure or relocation of facilities, we may have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required. During 2004 and 2003 Telesource recognized an asset impairment charge of $341,392 and $76,186, respectively, related to certain equipment held by Telesource. Telesource did not incur any impairment of long-lived assets for equipment or other assets during 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material effect on our financial position, results of operations, or cash flows.

On December 16, 2004, the FASB issued FASB Statement No. 123R (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by December 31, 2005. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions.

SUBSEQUENT EVENTS

The Company has paid off its credit facility with Al Ahli Bank of Kuwait on May 29, 2005 prior to its maturity date of September 30, 2005. On March 22, 2005, the Company repaid a $7.5 million credit facility it had with the Commercial Bank of Kuwait by transferring the loan to the Arab Banking Corporation of Bahrain (“ABC”). The new credit facility with ABC is for one year and has an interest rate of 4.63% for six months which will be adjusted to ABC’s prime rate at September 29, 2005.

On August 22, 2005, the Company hired Greg Grosvenor to serve as the Company’s Chief Financial Officer. Previous Chief Financial Officer, Bud Curley, resigned to pursue other interests.

On September 1, 2005, the Company named Nidal Zayed acting Chief Executive Officer and President. Mr. Zayed was previously Executive Vice President and Chief Operations Officer of Telesource International. Mr. Zayed replaces Mr. K.J. Semikian, whose contract was not renewed by the Board.

During 2005, the Company issued an additional 24,186,543 shares of common stock to existing shareholders, which resulted in approximately $8,993,271 of proceeds of which approximately $2,593,000 was used to repay principal and interest due to Al Ahli Bank of Kuwait.

On November 9, 2005 the Company issued 19,683,078 shares of common stock in exchange for outstanding payables and debt due SHBC in the amount of $3,936,616.

In October 2005, the Company entered into a credit facility agreement up to approximately FJD $350,000 with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at 7.75% per annum.  This facility is revolving and is subject to annual review.  Also in addition to the revolving credit facility the Company entered into a FJD$200,000 master lease agreement to purchase motor vehicles.

QUARTERLY RESULTS

The following table sets forth selected unaudited financial information for the eight quarters in the period ended December 31, 2004. This information has been prepared on the same basis as the annual financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA

(UNAUDITED — IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

	2004 QUARTERS ENDED
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31
Revenue	$2,893	7,159	6,959	3,697
Gross profit (loss)	$(3,902)	(506)	(12)	(941)
As a percent of revenue	(134.9)%	(7.1)%	(0.17)	(25.5)%
Net loss	$(6,024)	(2,556)	(1,851)	(3,280)
As a percent of revenue	(208.2)%	(35.7)	(26.6)%	(88.7)
Basic and diluted net loss per share	$(0.33)	(0.14)	(0.10)	(.26)
Market price:
High	$1.10	1.15	.42	.02
Low	$.42	.42	.02	.02

	2003 QUARTERS ENDED
	MARCH 31	JUNE 30	SEPT. 30	DEC. 31
Revenue	$6,268	3,443	6,422	3,894
Gross profit	$1,760	(228)	117	(780)
As a percent of revenue	28.1%	6.6%	1.8%	20.0%
Net loss	$(192)	(2,248)	(1,965)	(2,225)
As a percent of revenue	(3.1)%	(65.3)%	(30.6)%	(57.1)%
Basic and diluted net loss per share	$(0.01)	(0.15)	(0.13)	(0.19)
Market price:
High	$1.70	1.50	1.50	1.10
Low	$1.25	1.45	1.10	0.55

Net income per share calculations are based on the weighted average common shares outstanding for each period presented.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Telesource is exposed to market risk for changes in interest rates for borrowings under some of its credit facilities, which bear interest at variable rates. Because these facilities bear interest at variable rates, the fair value of the borrowings are not significantly affected by changes in market interest rates.  A change in interest rates of 1.0% at December 31, 2004 would affect Telesource’s interest expense on variable rate loans by approximately $226,000 per year.

Amounts invested in Telesource’s foreign operations (Telesource Fiji, Ltd.) are translated into U.S. dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity, in the consolidated balance sheets.

* * * * * *

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditors’ Report Thereon)

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Telesource International, Inc.

We have audited the accompanying consolidated balance sheets of Telesource International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
January 25, 2006, except for Note 19,
as to which the date is March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Telesource International, Inc.:

We have audited the accompanying consolidated balance sheet of Telesource International, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations,  changes in stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year  period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations, dependency on its major shareholder for financial support and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP
Chicago, Illinois
June 11, 2004

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,972,729	$1,487,280
Accounts receivable less allowance for doubtful accounts of $20,678 at December 31, 2004 and $38,972 and December 31, 2003	4,840,313	5,685,485
Current portion of net investment in sales-type lease	1,951,040	1,776,646
Costs and estimated earnings in excess of billings	1,379,359	3,560,452
Prepaid expenses and other current assets	1,763,975	372,029
Total current assets	11,907,416	12,881,892
Net investment in sales-type lease – long term	7,533,885	9,484,925
Property, plant, and equipment, net	1,384,676	2,288,562
Other assets	24,757	128,063
Total assets	$20,850,734	$24,783,442
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$5,332,340	$9,242,195
Accounts payable	4,009,522	6,236,223
Accounts payable – related party	2,598,948	657,618
Accrued expenses	2,482,899	1,895,889
Billings in excess of costs and estimated earnings	108,643	246,559
Accrued losses on contracts in progress	1,985,557	—
Income tax payable	—	74,947
Other current liabilities	—	86,304
Total current liabilities	16,517,909	18,439,735
Long-term debt – related party	2,580,000	—
Long-term debt	17,493,623	20,310,222
Redeemable convertible preferred stock (note 10)	—	—

Total liabilities	36,591,532	38,749,957

Commitments and contingencies (note 16)
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, authorized 50,000,000 shares, issued and none outstanding at December 31, 2004, issued and outstanding 9,799,999 at December 31, 2003	—	14,700,000
Common stock, $0.01 par value, authorized 100,000,000 shares, 24,400,000 issued and 25,168,519 issuable at December 31, 2004 and 17,000,000 shares issued and outstanding at December 31, 2003	495,685	170,000
Additional paid-in capital	37,860,989	7,777,225
Accumulated deficit	(54,082,141)	(36,630,897)
Accumulated comprehensive income (loss)	(15,331)	17,157
Total stockholders’ deficit	(15,740,798)	(13,966,515)
Total liabilities and stockholders’ deficit	$20,850,734	$24,783,442

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenues:
Construction revenues	$16,023,844	$14,381,282	$16,565,696
Construction revenues – related party	—	—	838,331
Service fees – power generation plant	3,227,009	2,968,257	1,130,172
Sales, net	23,573	43,636	307,378
Sales, net – related party	89,940	—	89,998
Rental income	288,899	919,063	68,209
Service fees	72,215	571,776	34,640
Finance lease revenue	983,354	1,142,160	1,286,771
Gross revenues	20,708,834	20,026,174	20,321,195

Costs and expenses:
Construction costs	14,161,636	13,635,711	15,912,633
Construction costs – related party	5,185,333	2,235,434	—
Operation and maintenance costs - power generation plant	2,878,415	2,588,752	1,224,202
Rental costs	—	541,043	—
Costs of service	230,149	155,902	—
Provision for warranty expense	300,000
Provision for losses on contracts in progress	1,985,557
Provision for unbilled and uncollected accounts	1,329,058	—	—
Cost of revenues	26,070,148	19,156,842	17,136,835
Gross profit (loss)	(5,361,314)	869,332	3,184,360
Operating expenses:
Salaries and employee benefits	1,632,936	1,646,392	1,702,139
Occupancy and equipment	320,533	380,576	342,189
General and administrative	4,849,735	3,983,401	4,258,332
Impairment of long-lived asset	241,970	76,186	—
Total operating expenses	7,045,174	6,086,555	6,302,660
Operating loss	(12,406,488)	(5,217,223)	(3,118,300)
Other income (expense):
Interest income	—	—	2,768
Interest expense, net	(1,508,277)	(1,415,701)	(1,791,328)
Other income, net	129,015	71,929	20,463
Total other expense	(1,379,262)	(1,343,772)	(1,768,097)
Loss before income taxes	(13,785,750)	(6,560,995)	(4,886,397)
Income tax expense (benefit)	(74,435)	68,446	—
Net loss	(13,711,315)	(6,629,441)	(4,886,397)
Dividend on preferred stock	(3,739,929)	(569,475)	—
Net loss to common stockholders	$(17,451,244)	$(7,198,916)	$(4,886,397)
Basic and diluted net loss per share (note 11)	$(0.83)	$(0.48)	$(0.33)
Weighted average shares outstanding	21,108,652	15,016,438	15,000,000

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

Years ended December 31, 2004, 2003, 2002, and 2001

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Comprehensive loss	Accumulated comprehensive Income (Loss)	Total stockholders’ deficit
	Shares	Value	Shares	Par value
Balance at December 31, 2001	—	$—	15,000,000	$150,000	$5,797,225	$(24,545,584)	$—	$32,090	$(18,566,269)
Net loss	—	—	—	—	—	(4,886,397)	(4,886,397)	—	(4,886,397)
Foreign currency translation adjustment	—	—	—	—	—	—	(147,983)	(147,983)	(147,983)
Comprehensive income (loss)							$(5,034,380)
Balance at December 31, 2002	—	—	15,000,000	150,000	5,797,225	(29,431,981)		(115,893)	(23,600,649)
Reclassification of convertible preferred stock, 2,000,000 shares (note 9)	2,000,000	3,000,000	—	—	—	—	—	—	3,000,000

Sale of convertible preferred stock - 7,799,999 shares at $1.50 per share	7,799,999	11,700,000	—	—	—	—	—	—	11,700,000

Sale of common stock - 2,000,000 shares at $1.00 per share	—	—	2,000,000	20,000	1,980,000	—	—	—	2,000,000
Preferred dividend	—	—	—	—	—	(569,475)	—	—	(569,475)
Net loss	—	—	—	—	—	(6,629,441)	(6,629,441)	—	(6,629,441)
Foreign currency translation adjustment	—	—	—	—	—	—	133,050	133,050	133,050
Comprehensive loss	—						$(6,496,391)
Balance at December 31, 2003	9,799,999	$14,700,000	17,000,000	$170,000	$7,777,225	$(36,630,897)		$17,157	$(13,966,515)
Sale of common stock - 5,200,000 shares at $1.00 per share	—	—	5,200,000	52,000	5,148,000	—	—	—	5,200,000

Sale of common stock - 2,355,493 shares at $0.50 per share			2,355,493	23,555	1,154,191	—	—	—	1,177,746
Conversion of Preferred Stock into Common Stock at $1.50 per share	(9,799,999)	(14,700,000)	9,799,999	98,000	14,602,000	—	—	—	—
Conversion of debt and accrued interest into Common Stock at $0.50 per share	—	—	12,139,048	121,390	5,948,134	—	—	—	6,069,524
Net loss	—	—	—	—	—	(13,711,315)	(13,711,315)	—	(13,711,315)
Preferred dividend	—	—	—	—	—	(3,551,729)	—	—	(3,551,729)
Conversion of Preferred Stock dividends into common stock	—	—	3,073,979	30,740	3,043,239	—	—	—	3,073,979
Issuance of 500,000 common stock warrants granted September 2004	—	—	—	—	188,200	(188,200)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(32,488)	(32,488)	(32,488)
Comprehensive loss							$(13,743,803)
Balance at December 31, 2004	—	$—	49,568,519	$495,685	$37,860,989	$(54,082,141)		$(15,331)	$(15,740,798)

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(13,711,315)	$(6,629,441)	$(4,886,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492,694	553,845	501,554
(Loss)/Gain on sale of fixed assets	(122,658)	59,808	—
Interest expense paid through issuance of common stock	139,524	—	—
Provision for unbilled and uncollected accounts	1,329,058	—	—
Impairment of long-lived assets	341,392	76,186	—
Changes in assets and liabilities:
Receivables	(504,564)	(1,867,217)	(667,651)
Prepaid expenses and other current assets	(1,371,268)	(110,650)	126,750
Costs and estimated earnings in excess of billings	2,181,093	2,134,770	(2,742,707)
Net investment in sales-type lease	1,776,646	1,617,840	1,473,229
Other assets	103,306	62,211	4,573
Accounts payable	(2,226,701)	2,356,859	842,452
Accounts payable - related party	1,941,330	(3,078,665)	3,330,067
Accrued expenses	2,434,651	(1,628,806)	197,264
Income taxes payable	(74,947)	74,947	(19,440)
Other liabilities	(86,304)	94,354	(191,487)
Net cash used in operating activities	(7,358,063)	(6,283,959)	(2,031,793)

Cash flows from investing activities:
Proceeds from sale of equipment	460,330	135,000	13,922
Capital expenditures	(267,872)	(795,784)	(142,158)
Net cash provided by (used in) investing activities	192,458	(660,784)	(128,236)

Cash flows from financing activities:
Proceeds from long-term debt	4,250,000	14,932,483	11,400,000
Proceeds of long-term debt - related party	2,580,000	—	—
Payments of long-term debt	(5,046,455)	(20,080,066)	(12,200,000)
Proceeds from sale of preferred stock	—	11,700,000	3,000,000
Proceeds from sale of common stock	6,377,747	2,000,000	—
Dividends paid	(477,750)	(365,117)	—
Net cash provided by financing activities	7,683,542	8,187,300	2,200,000
Effect of exchange rate changes on cash	(32,488)	—	—
Net increase (decrease) in cash and cash equivalents	485,449	1,242,557	39,971
Cash and cash equivalents at beginning of year	1,487,280	244,723	204,752
Cash and cash equivalents at end of year	$1,972,729	$1,487,280	$244,723
Supplemental disclosure:
Cash paid during the year for interest	$1,325,248	$1,968,767	$2,112,655
Cash paid during the year for income taxes	—	—	19,440

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     Background

Telesource International, Inc. (“Telesource” or the “Company”) was incorporated in Delaware in 1994. Telesource was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource entered into contracts as an international engineering and construction company for various projects including airport runways as well as moving large radio broadcast towers.  In addition, Telesource also constructed and manages the operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland.

The Company conducts its operations through two subsidiaries. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands and operated a branch office in Guam. The Company’s second subsidiary, Telesource Fiji, Ltd., handles the Company’s power generation activities in Fiji. The Company’s Palau operations were handled directly by the Company.

Telesource has three main operating segments: power generation and construction of power plants construction services and brokerage of goods and services. The power generation activities commenced in March 1999.

 (2)                  Summary of Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource CNMI Inc., Commsource International, Inc., and Telesource Fiji, Ltd. All significant intercompany transactions and accounts have been eliminated.

(b)                      Liquidity and Deficits

As of December 31, 2004, the Company’s current liabilities exceeded its current assets by $4.3 million. The Company relies heavily on financing from banks as well as its principle investors, SHBC to support its operations. As of December 31, 2004 the Company had total outstanding debt of $25.4 million of which $5.3 million is due in 2005. As of December 31, 2004 the Company had an accumulated deficit of $54.1 million and total stockholders’ deficit of $15.7 million.

The Company incurred a net loss to common stockholders of $17,451,244, $7,198,916 and $4,886,397 for the years ended December 31, 2004, 2003, and 2002, respectively.

Cash used in operating activities was $7,358,063, $6,283,959, and $2,031,793 for the years ended December 31, 2004, 2003, and 2002, respectively. Funds provided by net borrowings and stock sales amounted to $7,683,542, $8,187,300, and $2,200,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Although the Company has been experiencing a net working capital deficiency, as well as recurring losses and negative cash flows from operations, the Company continues to raise the necessary funding from its principle shareholder, SHBC.  Subsequent to year-end, the Company completed 28 private common stock placements with net proceeds of $12.9 million in additional capital. During 2005, a new management team was promoted and hired to develop a plan to improve operations.  The new management team has begun to assess all business segments and is developing a strategy to improve the financial condition of the Company.  Management will continue to obtain necessary funds and expects to improve profitability and cash flow by reducing costs and securing additional projects.  Furthermore, the Company expects to increase revenues from existing long-term power plant operation and maintenance agreements as a result of continued expansion on the island of Tinian and in the country of Fiji. However, no assurance can be given that such increased revenues will be achieved.  The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company.

The Company’s ability to continue operations is dependent upon raising capital through debt and equity financing.  There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company.  If the Company does not obtain the needed funds, it will likely be required to delay development of its operations, alter its business plan, or in the extreme situation, cease operations.

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

(e)                       Deposits in Excess of Federal Deposit Insurance Corporation Insurance

As of December 31, 2004, the Company has cash deposits at financial institution exceeding Federal Deposit Insurance Corporation’s insurance limits by $1,666,154.

(f)                         Revenue Recognition

Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and estimated total projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

Revenue from the Company’s brokering of U.S. fabricated goods is recognized at the time of shipment. The sales revenues for U.S. fabricated goods are recognized net of costs of goods sold due to title transferring from the manufacturer directly to the Company’s customer, with the risk of loss borne by the customer at the time of transfer. The Company recognizes management fees and energy sales revenue in the period in which the commodity is delivered or at the time the work is performed. Telesource recognizes rental revenue on the accrual basis pursuant to contractual arrangements between the Company and its customers.

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

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)                      Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2004 and 2003 Telesource recognized an asset impairment charge of $341,392 and $76,186, respectively, related to certain construction equipment held by Telesource.  See Note 6.

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

A valuation reserve is recorded to offset a portion of the deferred tax benefit if management has determined it is more likely than not that the deferred tax assets will not be realized.

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $1,081,722, $400,509, and $1,037,861 in 2004, 2003, and 2002, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

(j)                         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(k)                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes have been discounted at a rate approximating the Company’s borrowing rate. The carrying amount of the long-term debt approximates fair value due to the variable interest rates. The carrying amounts of other financial assets and liabilities approximate fair value because of the short maturities of those instruments.

(l)                         Stock Based Compensation

The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The plans are more fully described in note 12. The Company accounts for the stock incentive plans in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under the Company’s stock incentive plans, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Operations.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation  (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value-based recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in each period:

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years ended December 31,
	2004	2003	2002
Net loss as reported	$(13,711,315)	$(6,629,441)	$(4,886,397)
Less stock-based compensation expense determined under fair value method for all awards	—	41,183	42,810
Pro forma net loss	$(13,711,315)	$(6,670,624)	$(4,929,207)
Basic and diluted loss per share:
As reported	$—	$(0.48)	$(0.33)
Pro forma	$—	$(0.48)	$(0.33)

(m)                   Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity.  The Company accounts for this maintenance as costs are incurred.

(3)                     Customer Concentrations

The Company has a concentration of risk with four significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $2.1 million, $2.3 million, and $2.4 million for 2004, 2003, and 2002, respectively.  Another significant customer is the Commonwealth Ports Authority (CPA). In 2001, the Company was contracted to construct an airport expansion project on the island of Tinian by the CPA. The Company recognized revenues of $250,000, $1.8 million, and $10.8 million from the CPA for 2004, 2003, and 2002, respectively. The third significant customer is the Department of Public Works (DPW) in the Commonwealth of Northern Mariana Islands. In 2002, the Company was contracted to construct a prison for the DPW on the island of Saipan. The Company recognized revenues of $6.6 million, $6.5 million and $3 million for 2004, 2003 and 2002 from the DPW. The fourth significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $2.3 million and $1.8 million in 2004 and 2003, respectively.

In January 2003, the Company was awarded a contract for construction of the second phase of the Palau National Capital Relocation Project from The National Treasury of Palau.  Revenues from this project were $4.8 million and $860,000 in 2004 and 2003, respectively.  In March 2003, the Company was awarded a contract by an agency of the US Government Department of State; the Broadcasting Board of Governors International Broadcasting Bureau to expand an existing radio relay broadcast station located in the Commonwealth of Northern Mariana Islands.  Revenues from this project were $2.7 and $3 million in 2004 and 2003, respectively

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

outstanding was $9.0 million and $11.2 million as of December 31, 2004 and 2003, respectively. The discounted value of the promissory notes was $7.4 million and $8.8 million at December 31, 2004 and 2003, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months.  The discounted value of the operation and maintenance fee was $2.1 million and $2.5 million at December 31, 2004 and 2003, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 10.2% and 10.9% of the Company’s revenues for 2004 and 2003, respectively. Gross receivables for the investment in sales-type lease were $11,500,000 and $14,260,000 at December 31, 2004 and 2003, respectively.

(4)                     Accounts Receivable

Accounts receivable consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Construction contracts completed and in progress	$1,698,211	$2,518,583
Retainages	3,072,971	3,175,037
Other	89,809	30,837
	4,860,991	5,724,457
Less allowance for doubtful accounts	20,678	38,972
Net accounts receivable	$4,840,313	$5,685,485

Retainages are all due within the next 12 months. The allowance for doubtful accounts at December 31, 2004 and 2003 were $20,678 and $38,972, respectively.  Direct write-offs of uncollectible accounts were $1,329,058 in 2004.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)       Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

	December 31,
	2004	2003
Costs incurred on uncompleted contracts	$32,603,724	$34,720,687
Estimated earnings (loss)	(1,277,459)	2,657,203
	31,326,265	37,377,890
Less billings to date	32,041,106	34,063,997
	$(714,841)	$3,313,893
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$1,379,359	$3,560,452
Billings in excess of costs and estimated earnings	(108,643)	(246,559)
Accrued losses on contracts in progress	(1,985,557)	—
	$(714,841)	$3,313,893

See note 3 for a description of customer concentrations.

(6)       Property, Plant, and Equipment

	2004	2003
Leasehold improvements	$192,022	$191,892
Transportation equipment	499,980	701,182
Construction machinery and equipment	2,760,600	3,677,753
Office furniture and equipment	754,471	702,191
Computer and communication equipment	180,193	176,543
	4,387,266	5,449,561
Less accumulated depreciation and amortization	3,002,590	3,160,999
Net property, plant, and equipment	$1,384,676	$2,288,562

Total depreciation expense was $492,694, $553,845, and $501,554 in 2004, 2003, and 2002 respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

The Company recognized an asset impairment charge of $341,392 during 2004 attributable to construction equipment to be sold during 2005 and write off of abandoned assets. The Company has reported $241,970

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of this impairment in operating expenses and $99,421 in construction costs. The Company recognized an asset impairment of $76,186 in 2003.

(7)       Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2004, 2003, and 2002 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997 inception
	2004	2003
Guaranteed monthly payment	$9,000,000	$11,160,000	$21,600,000
Minimum operation and maintenance fee	2,500,000	3,100,000	6,000,000
Total minimum lease payments receivable	11,500,000	14,260,000	27,600,000
Less unearned income	2,015,075	2,998,429	9,750,000
Net investment in sales-type lease	$9,484,925	$11,261,571	$17,850,000

Current portion	$1,951,040	$1,776,646
Long-term portion	7,533,885	9,484,925

	$9,484,925	$11,261,571

The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2008 and $460,000 in 2009.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $1,078,392, $1,131,144, and $1,130,172 for the years ended December 31, 2004, 2003, and 2002, respectively.

(8)       Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Bent Marketing Limited loan, bearing interest of 7% per annum, unsecured and converted on December 31, 2004.	$—	$1,680,000

Bank of Hawaii loan, due in quarterly installments of $118,750 and interest payable monthly at the bank’s prime with the loan maturing on June 3, 2006, secured by an irrevocable standby letter of credit for $1,250,000 issued by Bank of New York on behalf of SHBC.	1,186,926	1,662,500

Bank of Hawaii loan, due in quarterly installments of $37,491 and interest payable monthly at the bank’s prime with the loan maturing on June 3, 2006, secured by an irrevocable standby letter of credit for $1,250,000 issued by Bank of New York on behalf of SHBC.	374,913	525,017

Citytrust Bank Loan, borrowings on $1,000,000 revolving line of credit which expired on December 11, 2004. Due in 90 days from date of drawdown including interest of 9.5% at December 11, 2004 secured by assignment of specific invoice from billing on the West Tinian Airport Airside improvement project, guaranteed by Telesource International Inc. This was paid off in December 2004.	—	430,375

Kuwait Real Estate Bank loan advances on $3,000,000 credit line, due in installments of $1,000,000 on June 11, 2003, $1,000,000 on December 11, 2003 and $1,000,000 on April 11, 2004, including Interest of LIBOR + 2.5%. The loan is guaranteed by SHBC.	—	1,000,000

Commercial Bank of Kuwait (CBK) loan, restructured during

2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two of SHBC’s Stockholders. In the event the Company defaults on one installment payment, the entire loan and accrued interest becomes due and payable. In December 2003, the Company endorsed, in the favor of CBK, 62 CUC promissory notes of $180,000 each totaling $11,160,000. Additionally, a lien was placed on the Tinian Power Plant.	11,020,000	13,000,000
Commercial Bank of Kuwait loan, due on March 31, 2005 with quarterly payment of interest of LIBOR + 2.5%. Principal payment on maturity. Secured by a standby letter of credit issued by Al Ahli Bank of Kuwait for $7,875,000 and a guarantee from SHBC and two of SHBC’s stockholders. This loan was refinanced with a new credit facility obtained from Arab Banking Corporation in March, 2005. (See Note 18).	7,500,000	7,500,000

Al Ahli Bank loan due on September 30, 2005 due in payments of 50% of all collections from the radio relay project in Tinian and the capital project in Palau with variable interest of 6.25% secured by a guarantee from SHBC. (See Note 18).	2,540,494	3,526,812

Sayed Hamid Behbehani & Sons Co. W.L.L. unsecured loan with the principle balance due on December 7, 2006, with annual installments of interest at 6.0% of the unpaid balance to be paid on December 7 of each year. This loan was converted to common stock in 2005. (See Note 18).	2,580,000	—

ANZ loan due on October 1, 2005 with interest of 7.75% payable in monthly installments. This loan was paid in full in September, 2005.	133,903	117,491

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	51,526	80,801

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	18,201	29,421

Notes payable to creditors	25,405,963	29,552,417

Less current portion	5,332,340	9,242,195

Total long-term debt	$20,073,623	$20,310,222

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s debt agreements contain various covenants. The Company was in violation of a debt covenant with Bank of Hawaii and the Commercial Bank of Kuwait requirement for the delivery of audited financial statements within 90 days of year-end. The Company has obtained waivers from both banks for its financial statement reporting covenant violation.

Scheduled maturities of debt outstanding as of December 31, 2004 are as follows:

Years ending December 31:
2005	$5,332,340
2006	13,373,623
2007	2,160,000
2008	2,160,000
thereafter	2,380,000
$25,405,963

During 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait (“ABK”). The debt covenant requires a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. This credit facility was renewed on October 3, 2004, with a maturity date of September 30, 2005. The Company paid-off the facility during the second quarter of 2005.

Subsequent to December 31, 2004, the Company repaid its loan with ANZ bank which matured on October 1, 2004, and also transferred its loan of $7.5 million with the Commercial Bank of Kuwait to the Arab Banking Corporation (“ABC”). The loan transferred to ABC will mature on March 31, 2006.

(9)      401K Plan

The Company has a 401K non-matching retirement plan named Telesource International, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the allowable maximum amount into a fund managed by Aetna.

 (10)    Stockholder’s Equity

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

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

At December 31, 2003, the Company had 9.8 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5% or 6.0% per share payable semi-annually.

The Preferred Shares were convertible, in whole or in part, at the option of the holders thereof, into shares of common stock on a one-for-one basis for a period of five years from the closing date of the Preferred Shares agreement. The Company had the option to force conversion to common stock for a period of time as defined by each agreement. All accumulated dividends plus any dividends earned up through the forced conversion date would have been payable to the holder at the time of forced conversion.

Holders of the Preferred Shares had no voting rights and the Preferred Shares rank senior as to dividends and upon liquidation to the common stock.

In 2004, the Company paid preferred dividends of $477,750 for the six months ended June 30, 2004.

During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock on a one for one basis plus the accumulated dividend due of $477,750 on the preferred stock into common stock at a conversion price of $1.00 per share. The Company also issued additional shares of its common stock as an inducement for the preferred stockholders to convert their preferred stock into common stock. The additional shares were in lieu of payment of the present value of future preferred stock dividends. In accordance with FAS 84 (Induced Conversion of Convertible Debt an amendment of APB Opinion No. 26) the Company recorded a dividend in the amount of $2.6 million related to the additional shares issued.

On July 31, 2004, Telesource International, Inc. held its 2004 annual meeting of stockholders. At the annual meeting, the stockholders ratified the amendment to the Company’s Articles of Incorporation to increase the number of authorized preferred stock from 10,000,000 to 50,000,000.

Common Stock Offerings

As of December 31, 2004, 49,568,519 shares of the Company’s common stock were issued or issuable, and as of December 31, 2003, 17,000,000 shares were issued and outstanding.

The Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

The Company issued common stock to two investors who are related parties during the second quarter of 2004 in the amount of 4,200,000 shares at a price of $1.00 per share for a total consideration of $4,200,000. Subsequent to September 30, 2004 and during the fourth quarter of 2004, the Company sold

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

common stock to two investors in the amount of 2,355,493 shares at a price of $0.50 per share for a total consideration of $1,177,747. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock into common stock on a one for one basis plus the accumulated current and present value of future dividends due on the preferred stock at a conversion price of $1.00 per share.

During the fourth quarter of 2004, the Company also agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into 11,104,048 shares of common stock. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into 1,035,000 shares of common stock.

On September 17, 2004, Telesource issued warrants to certain Preferred stockholders for the purchase of 500,000 shares of Telesource’s common stock at an exercise price of $0.50 per share. This was done as consideration on deferment of Preferred Stock Dividends which were payable in 2005. The warrants issued in 2004 will expire five years from the date of grant. As of December 31, 2004, there were no exercises of these warrants. The Company recorded a dividend in the amount of $188,200 related to the value of the warrants.

On December 29, 2003, the Company issued 2,000,000 shares of its common stock in a private placement transaction for $2,000,000. The investor, Al Amal Investments, is a related party in that certain of its key executives are also key executives of SHBC.

In 2003, Telesource issued warrants to certain purchasers of the Preferred shares for the purchase of 2,499,999 shares of Telesource’s common stock at an exercise price of $1.50 per share. The warrants issued in 2003 will expire on dates ranging from July 18, 2008 to December 15, 2008. As of December 31, 2004 there have been no exercises of these warrants.

In January 2002, Telesource agreed to issue warrants to SHBC to purchase 1,000,000 shares of Telesource’s common stock at an exercise price of $3.00 per share in connection with SHBC’s agreement to provide a standby letter of credit to Telesource to be used to secure financing with The Hongkong Shanghai Banking Corporation Limited. These warrants expired unexercised on December 31, 2003.

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
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)     Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2004	2003	2002
Numerator – basic and diluted loss per share Net loss	$(13,711,315)	$(6,629,441)	$(4,886,397)
Less: Preferred stock dividends	(3,739,929)	(569,475)	—
Net loss available to common stockholders	$(17,451,244)	$(7,198,916)	$(4,886,397)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	21,108,652	15,016,438	15,000,000
Basic and diluted earnings per share	$(0.83)	$(0.48)	$(0.33)

Fully-vested options to purchase 225,000 shares of common stock granted under the 2000 non-employee director stock option plan, and 2,999,999 warrants were outstanding at December 31, 2004, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

For 2003, options to purchase 225,000 shares of common stock, 9,799,999 shares of convertible preferred stock and 2,499,999 warrants were outstanding at December 31, 2003, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

For 2002, options to purchase 225,000 shares of common stock and 3,000,000 shares of convertible preferred stock were outstanding but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

(12)     Stock Option Plans

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company’s stock option plans been determined using the fair value method of accounting described in SFAS 123, the Company’s net loss would have been equal to the pro forma amounts indicated in note 2 of the notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

	2003	2002
Risk free interest rate	4%	4%
Expected volatility	30%	30%
Expected lives (in years)	8	8
Expected dividend yield	—	—

2000 Non-Employee Director’s Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Employee Director’s Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

Changes in options outstanding are summarized as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
	Weighted average shares	Exercise price	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	225,000	$1.25	225,000	$1.25	225,000	$1.25
Granted	—		—		—	—
Exercised	—		—		—	—
Cancelled	—		—		—	—
Options outstanding at December 31	225,000	1.25	225,000	1.25	225,000	1.25
Options exercisable at December 31	225,000	1.25	225,000	1.25	150,000	1.25
Shares available for future grant at December 31	60,000		60,000		60,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2004, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2004, no options had been awarded under this plan.

(13)     Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Derivative financial instruments – Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize foreign exchange rate or interest risk.

Standby letters of credit and financial guarantees – The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $9.1 million and $15.1 million at December 31, 2004 and 2003, respectively. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)     Related-party Transactions

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 85% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $1,250,000 letter of credit issued to the Bank of Hawaii to secure a $1,250,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands. During 2003, the Company hired SHBC employees to provide assistance on a service contract to complete a survey of radio transmissions in Iraq. The rates paid did not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees to provide assistance on contracts during 2004.

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	Years ended December 31,
	2004	2003	2002
Construction revenues	$—	$—	$838,331
Sales	89,940	—	89,998
Total related party revenues	$89,940	$—	$928,329

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes all balances related to transactions with SHBC as December 31, 2004 and 2003:

	December 31,
	2004	2003
Accounts payable to SHBC	$2,490,410	$657,618
Other current liabilities	—	—

The balance of accounts payable to SHBC was substantially due to costs of materials purchased by SHBC on behalf of Telesource for use on the airport and prison projects. In addition, the Company purchased various materials and equipment from SHBC in the amount of $5.2 million and $2.2 million during 2004 and 2003, respectively. These materials and equipment were primarily for the prison project in Saipan and the projects on Guam and Palau.

The Company held an investment in Telebond Insurance Corporation at December 31, 2003 in the amount of $77,695. On November 9, 2004, the Company sold its investment in Telebond for $90,000 and recognized a gain of the sale in the amount of $4,194. The Company purchased insurance from Telebond and paid premiums of $130,349, $45,863, and $59,760 during the years ended December 31, 2004, 2003, and 2002, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company’s former President and CEO, K.J. Semikian, had served on Telebond Insurance Corporation’s board of directors and was President of Telebond, and owned 10% of the stock of Telebond.

The Company paid Computhink, Inc. a total of $84,623 in 2004. The payments to Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc. K.J. Semikian, the Company’s Chief Executive Officer, and Nidal Zayed, the Company’s Chief Operating Officer, serve on the Board of Directors for Computhink. The Company owed Computhink payables of $34,838 as of December 31, 2004. See note 16.

The Company sold 2,000,000 shares of common stock to Ernil Continental (a related party) and 2,200,000 shares of common stock to Halbarad Group Ltd. (a related party) during the second quarter of 2004 at a price of $1.00 per share for a total consideration of $4,200,000. During the fourth quarter of 2004, the Company sold 1,185,521 shares of common stock to Ernil Continental (a related party) and 1,169,972 shares of common stock to Halbarad Group Ltd. (a related party) at a price of $0.50 per share for a total consideration of $1,177,747.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)     Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	(74,435)	—	(74,435)
	$(74,435)	$—	$(74,435)
Year ended December 31, 2003:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	68,446	—	68,446
	$68,446	$—	$68,446
Year ended December 31, 2002:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	—	—	—
	$—	$—	$—

The foreign tax expense (benefit) was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 31%. In 2004, 2003, and 2002 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Contribution carryover	$10,000	$10,000
Net operating loss carryforwards	14,700,000	12,561,047
Accrued expenses	202,500	204,123
Total gross deferred tax assets	14,912,500	12,775,170
Less valuation allowance	(14,912,500)	(12,604,716)
Net deferred tax asset	$—	$170,454
Deferred tax liability – excess tax over book depreciation	$—	$(170,454)

The difference between the expected income tax benefit and the actual is attributable to the valuation allowance.

The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $14,912,500 and $12,604,716 respectively. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $2,307,784 and an increase of $2,790,154, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2004, the Company has total net operating loss carryforwards from U.S. operations of approximately $9 million and approximately $33 million and $215,000 from its operations in the Commonweath of Northern Mariana Islands and Fiji, respectively. The net operating loss carryforwards expire in the years 2017 through 2024. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

(16)     Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2004 are:

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ending December 31:
2005	$136,693
2006	106,885
2007	45,182
2008	5,274
$294,034

Lease expense was $169,270, $242,120, and $181,043 for the years ended December 31, 2004, 2003, and 2002, respectively.

On May 1, 2005, the Company entered into a sublease with Computhink, Inc. for a term of two years. The sublease requires a base rental amount of $5,332 per month which includes rent and reception services.

Mr. Khajadour Semikan, the Company’s Chief Executive Officer, had an employment agreement with the Company. His agreement was not renewed by the Board and his employment with the Company was terminated in August of 2005. Mr. Bud Curley, the Chief Financial Officer of Telesource, resigned from his position in August of 2005. Mr. Nidal Zayed was appointed Acting Chief Executive Officer by the Board in September, 2005. In addition, Mr. Greg Grosvenor was hired as the Chief Financial Officer of Company in August 2005. Mr. Grosvenor does not have an employment contract with the Company. Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999, and Bud Curley in April 2001. The term of the agreement with Mr. Semikian was from July 1, 1999 to July 1, 2002, which was extended to July 3, 2004. Under the terms of the agreement, Mr. Semikian was required to devote his full time to the Company’s business. The Company agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 in 2000. During 2004, the Company’s Board of Directors reduced Mr. Semikian’s salary to $216,000. Mr. Semikian did not receive any cash bonuses which, if awarded, would have been at the Board’s discretion.

The term of the agreement with Mr. Zayed was from September 1, 1999 to September 1, 2002, and was extended to July 3, 2004 and expired. Under the terms of the agreement, Mr. Zayed’s responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company has agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board’s discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. Effective with the termination of Mr. Semikian’s employment, Mr. Zayed has become the Company’s Acting CEO. His salary was increased to $165,000.

The term of the original agreement with Mr. Curley was from April 1, 2001 to October 1, 2003, and was renewed to October 1, 2005. As noted earlier, Mr. Curley resigned his position in August of 2005. Under the terms of the agreement, Mr. Curley was required to devote his full time to the Company’s business. The Company agreed to pay him an annualized base salary of $165,000 during the period from April 1, 2001 to October 31, 2001, and $175,000 from November 1, 2001 to October 1, 2005. The payment of cash bonuses to Mr. Curley, for which he received none, would have been at the Board’s discretion. The Company agreed to provide Mr. Curley with health insurance for him and his family during his employment. The Company also agreed to provide Mr. Curley with a $10,000 per year car allowance during the term of his agreement.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Commonwealth Port Authority (“CPA”) and Telesource are currently in negotiations over the final billing for the West Tinian Airport Project (“WTA”). As of December 31, 2004, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA. Approximately $891,000 of the outstanding retention receivable was collected in 2005 in connection with a partial settlement agreement was entered into in August 2005. Telesource claims that in addition to the remaining unpaid retentions receivable recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract. No revenue for this additional work has been reflected in the accompanying consolidated financial statements. Although CPA has acknowledged that work was performed outside of the original contract scope, it has requested additional documentation before it will make a final determination regarding payment on the additional work and the retentions. CPA claims they are due approximately $468,000 in liquidated damages related to delay of completion. Telesource is disputing those claims and believes that the resolution of this matter will not have a material adverse effect on its financial condition. The Company had a continuing warranty obligation for three years from the date of final acceptance for which there were no material claims.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. Certain homeowners in this housing project have threatened a lawsuit against Telesource and two other parties. In accordance with generally accepted accounting principles, the Company was required to record an estimated liability of $300,000 for certain unsubstantiated claims. These claims involve allegations of various construction defects. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $3,042,000 USD at December 31, 2004).

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

for the costs of the upgrade which include labor and material. The Company estimates the cost of this upgrade to be approximately in the range of $800,000 to $1.3 million and to be completed in 2006.

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

	December 31, 2004
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,386,241	$185,728	$16,136,865	$20,708,834
Interest expense, net	1,128,855	—	379,422	1,508,277
Depreciation and amortization	27,597	1,462	463,635	492,694
Income tax expense (benefit)	(74,435)	—	—	(74,435)
Net income (loss)	(824,190)	50,585	(12,937,710)	(13,711,315)
Total capital expenditures	30,434	—	237,438	267,872
Total assets	14,305,113	110,502	6,435,119	20,850,734

	December 31, 2003
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,110,417	$72,494	$15,843,263	$20,026,174
Interest expense, net	1,415,703	—	(2)	1,415,701
Depreciation and amortization	71,492	22,502	459,851	553,845
Income tax expense	68,446	—	—	68,446
Net loss	(553,204)	—	(6,076,237)	(6,629,441)
Total capital expenditures	—	—	795,784	795,784
Total assets	14,682,813	3,569,685	6,530,944	24,783,442

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2002
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$2,416,943	$397,376	$17,506,876	$20,321,195
Interest income	—	—	2,768	2,768
Interest expense	1,791,328	—	—	1,791,328
Depreciation and amortization	4,125	22,502	474,927	501,554
Income tax expense	—	—	—	—
Net loss	(602,712)	(233,465)	(4,050,220)	(4,886,397)
Total capital expenditures	—	37,083	105,075	142,158
Total assets	14,053,008	3,592,187	7,515,140	25,160,335

The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands in the amounts of $2,061,746, $2,273,304, and $2,416,943 for 2004, 2003, and 2002, respectively. Power generation revenues for 2004 also include revenues from the Company’s operation and maintenance of three power plants in Fiji in the amount of $2,148,617.

Revenues from the Company’s related party, SHBC, were $89,940, none, and $928,329 for 2004, 2003, and 2002, respectively. All other revenues recognized within the construction segment for all periods presented were earned in the Commonwealth of Mariana Islands.

Revenues generated by the Company’s Guam office were $72,494, $72,494, and $307,378 for 2004, 2003, and 2002, respectively. All other revenues recognized within the trading segment for all periods presented were earned in the United States.

Long-lived assets located in the Commonwealth of the Northern Mariana Islands were $8.9, $11.5 million, and $13.7 million as of December 31, 2004, 2003, and 2002, respectively. Long-lived assets located in Fiji were $141,339, $159,390 and $12,206 as of December 31, 2004, 2003, and 2002, respectively. Long-lived assets located in Palau were none and $38,207 as of December 31, 2004 and 2003, respectively and zero in 2002.

(18)     Subsequent Events

Subsequent to December 31, 2004

The Company has transferred its credit facility of $7.5 million with the Commercial Bank of Kuwait to the Arab Banking Corporation with a new maturity date of March 31, 2006. The Company renewed and extended its loans with the Al Ahli Bank of Kuwait with a new current maturity date of September 30, 2005; however, on May 29, 2005, the Company’s debt to the Al Ahli Bank of Kuwait was repaid by the shareholder in a debt for stock transaction.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2005, the Company issued an additional 24,186,543 shares of common stock to existing shareholders, which resulted in approximately $8,993,271 of proceeds of which approximately $2,593,000 was used to repay principal and interest due to Al Ahli Bank of Kuwait.

On August 22, 2005, the Company hired Greg Grosvenor to serve as the Company’s Chief Financial Officer. Previous Chief Financial Officer, Bud Curley, resigned to pursue other interests.

On September 1, 2005, the Company named Nidal Zayed acting Chief Executive Officer and President. Mr. Zayed was previously Executive Vice President and Chief Operations Officer of Telesource International. Mr. Zayed replaces Mr. K.J. Semikian, whose contract was not renewed by the Board.

On November 9, 2005 the Company issued 19,683,078 shares of common stock in settlement of outstanding payables and debt due SHBC in the amount of $3,936,616.

In October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 with Australia and New Zealand Banking Group Limited (“ANZBGL”). Interest will be charged at the rate of 7.75% per annum. This facility is revolving and is subject to annual review. Also in addition to the revolving credit facility the Company entered into a FJD200,000 master lease agreement to purchase motor vehicles.

The Company is completing the construction projects currently under contract, however, they are not actively bidding on additional construction contracts.

(19)     Additional Subsequent Events

The Company accounts for its construction contracts in accordance with SOP 81-1 which requires when the current estimates of total contract revenue and contract costs indicate a loss, a provision for the entire loss on the contract should be made. Provisions for losses should be made in the period in which they become evident. Additional information that enhances and refines the estimating process obtained after the balance sheet date but before the issuance of the financial statements should result in an adjustment of the unissued financial statements. In March 2006, the Company determined that approximately $145,000 additional costs were incurred on a project than originally estimated and this project would now result in a loss. A provision for this additional loss of approximately $68,000 has been accrued in the accompanying financial statements.

(20)     Supplementary Disclosure of Cash Flow Information

During 2004 and 2003, the Company had some non-cash transactions as follows:

During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock outstanding into 9,799,999 shares of common stock on a one for one basis. The Company also agreed to convert all the accumulated dividends of $477,750 into 477,750 shares of common stock. The Company also issued 2,596,229 shares of common stock as an inducement for the preferred stockholders to convert their preferred stock into common stock. (See note 10).

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the fourth quarter of 2004, the Company agreed to convert debt payable for both principal and interest to Bent Marketing in the amount of $5,552,024 at a conversion price of $0.50 per share into 11,104,048 shares of common stock. The Company also agreed to convert debt payable for both principal and interest to Solas Investments in the amount of $517,500 at a conversion price of $0.50 per share into 1,035,000 shares of common stock.

In 2004, the Company recorded a dividend of $188,200 related to 500,000 warrants granted to preferred stockholders for deferment of 2005 preferred dividends.

In 2003, the Company reclassified $3,000,000 of preferred stock.

ITEM 8A. EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of December 31, 2004 with respect to the shares of Common Stock that may be issued under Telesource’s equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	225,000	(1)	$1.25	975,000	(2)

(1)          Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Telesource Common Stock under Telesource’s stock option plans.

(2)          Includes shares available for future issuance under Telesource’s stock option plans, excluding shares quantified under Column 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Registrants’ Certifying Accountants

As reported in the Company’s August 2, 2004 Form 8K filed with the Securities and Exchange Commission, the Company changed auditors from the previous firm of KPMG LLP effective with their resignation on July 28, 2004.

In connection with the audits of the previous two fiscal years ended December 2003, and through the date of KPMG LLP’s resignation on July 28, 2004, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG LLP’s satisfaction, would have caused KPMG to make reference in connection with their opinion of the subject of the disagreement.

Effective July 28, 2004, the Company engaged LJ Soldinger Associates, LLC as its new independent registered public accountants.  The decision to engage LJ Soldinger Associates, LLC was made and approved by the Audit Committee of the Board of Directors.

During the most recent fiscal years and through July 28, 2004, the Company has not consulted with LJ Soldinger Associates, LLC either: 1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements or ii) any matter that was either subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Telesource International is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

Deficiencies in the Company’s Controls and Procedures

In connection with the review of the Company’s financial statements for the quarter ended March 31, 2004, L J Soldinger Associates LLC, the independent registered accounting firm, notified the Audit Committee and management, of certain deficiencies they identified that existed in the design and operation of our internal controls that L J Soldinger Associates LLC considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants.  A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements in a timely manner.  The material weaknesses identified by the independent registered accounting firm included the following weaknesses in various financial areas of the Company:

•                  Failed to maintain its accounting records in an accurate, orderly, timely manner which precluded the Company from meeting the regulatory filing deadlines.

•                  Maintaining an inefficient consolidation process which fails to provide readily identifiable information, or transparency, as to the source of the accounting data and related consolidating adjustments made - both at the parent and subsidiary levels.

•                  Recording various journal entries at the consolidation level but not recording them at the subsidiary level resulting in accumulated differences between the consolidated trial balances and subsidiary trial balances.

•                  Failing to timely perform an internal review of the general ledger account balances in order to i) identify and correct bookkeeping errors, ii) make required period end accruals, and iii) reconcile supporting detail to account balances.

•                  Lack of appropriate procedures to establish and maintain appropriate cost estimates for construction projects.

•                  Lack of appropriate controls related to maintaining a current accurate backlog schedule.

•                  Maintaining accounting records for the Guam office on spreadsheets outside of the Company’s standard accounting software.

•                  Failure to prepare orderly and concise supporting detail records for amounts comprising expense accruals.

•                  Lack of certain controls relating to monitoring and investigating intercompany balances and related differences and elimination of the intercompany balances in the consolidation process.

During the course of their audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2003, our previous independent auditors, KPMG LLP, advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal control. The deficiencies are considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants.  The material weaknesses identified are as follows:

•                  The monthly and quarterly closing procedures did not provide information on a timely basis in order to meet financial reporting requirements, namely, the financial statements required by Form 10-K.

•                  The monthly monitoring process for certain projects in Saipan did not provide accurate project information on a timely basis for financial reporting purposes.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken through September 30, 2005 include, but are not limited to, the following:

•                  Appointed Nidal Zayed as Chief Executive Officer;

•                  Appointed Greg Grosvenor as Chief Financial Officer;

•                  centralized our United States regional finance organization, with direct reporting responsibilities to the Chief Financial Officer;

•                  exited the construction related business which contributed to our losses as well as many of the related internal control weaknesses.

•                  established training plans for personnel.

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon the evaluation and the communication from our independent registered accounting firms, Telesource’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, Telesource’s disclosure controls and procedures were ineffective.

It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Form 10-K, and that this report contains the information required to be included in accordance with the Exchange Act.

During 2005, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

Changes In Internal Control Over Financial Reporting

During 2004, there were no changes in our internal control over the financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Report.

CEO and CFO Certifications – The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31 (2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.  These Certifications should be read in conjunction with the information contained in this Item 9a for a more complete understanding of the matters covered by the Certifications.

ITEM 9B.          OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company currently has a six-member Board of Directors.  A former Director and CEO, Khajadour Semikian terminated his employment during 2005.  Directors are elected for one-year terms and are elected at each annual meeting of stockholders. Telesource’s Board of Directors are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships
Ralph Beck Age 66 Chairman of the Board Director since 1999

Mr. Beck is a principal of Global Construction Solutions, L.L.C. From 1994 to 1998, Mr. Beck served as the President of Kajima Construction Services, Inc., a North American investment of a global engineering and construction firm. From 1965 to 1994, Mr. Beck was with the Turner Corporation, an international engineering and construction firm. Mr. Beck served as the chairman of the board for Turner Steiner International from 1987 to 1994, and as a senior vice president for Turner Corporation.

Nidal Zayed Age 44 Director Since 1998

Nidal Zayed, President & Chief Executive Officer, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Jeffery Adams Age 62 Director Since 1999

Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 55 Director Since 1997

From 1988 to present Mr. Engler has been an independent Financial Consultant and is also on the Board of Directors of various companies in Switzerland and abroad. From 1984 to 1988 Mr. Engler headed the Private Banking desk (Middle East and Far East) of Bank Leu as Vice President. He is a director of Computhink Incorporated, Belmoral S.A., Computhink Ltd., Telesource International CNMI Inc., Retsa Development Inc., Golden Osprey Ltd., Computhink Technology Ltd., FSD Holdings PLC, Litra Holdings AG, Linos Finanz AG, Trafex Ltd., R.C.W. Enterprises S.A., Formvac S.A., Sanop AG, and Protea Beratungs-und Finanz AG.

Ibrahim M. Ibrahim Age 63 Director Since 1999

Mr. Ibrahim is now with the Al Ahli Bank of Kuwait in the commercial lending area since 2002 and has been Head of International Banking for Commercial Bank of Kuwait from 2001 through 2002 and the Head of International Banking for The Gulf Bank K.S.C. in Kuwait from 1986 to 2001. Mr. Ibrahim served as the Vice President and Head of Credit and Marketing for the First National Bank of Chicago for the middle east region from 1984 to 1986 and he also served as the Vice President and General Manager of Continental Illinois Bahrain Branch from 1969 to 1984. Mr. Ibrahim received his M.B.A. in International Business from De Paul University, his M.S. in Taxation and Islamic Law from the University of Alexandria and his B.A. in Accounting from the University of Alexandria.

Weston W. Marsh Age 55 Director Since 1999

Mr. Marsh is a member of the law firm Freeborn and Peters. Prior to joining Freeborn and Peters in September 1990, Mr. Marsh served as the Assistant General Counsel for the nation’s seventh largest railroad. Mr. Marsh obtained his law degree from the University of Illinois, where he graduated with honors, Order of the Coif, and was associate editor of the Law Review. He received his B.A. from Yale University and an M.B.A. from the University of Chicago, where he graduated first in his class.

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $16,000 and $20,000 for 2004 and 2003, respectively. Such fees are paid in cash.  For a discussion of Telesource’s executive team, please see Item 4. (a). Executive Officers of the Registrant

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)
Khajadour Semikian (3)	2004	$263,919	$—	$27,871
President and	2003	$278,167	$—	$59,931
Chief Executive Officer	2002	$285,458	$—	$50,458

Nidal Zayed	2004	$128,000	$—	$22,302
Executive Vice President	2003	$123,281	$—	$24,756
	2002	$125,000	$—	$25,191

Bud Curley (4)	2004	$169,823	$—	$22,801
Vice President and	2003	$165,000	$—	$13,700
Chief Financial Officer	2002	$162,814	$—	$23,387

(1)          Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International’s 401(k) Savings Plan.

(2)          Telesource provided Mr. Semikian with housing in Saipan at a cost of $36,000 in 2002 and 2003, and $24,000 in 2004. Telesource provided a vehicle to Mr. Semikian in Saipan at a cost of $8,400 in 2002 and 2003 and at a cost of $2,479 for 2004. Telesource provided Mr. Semikian with health insurance at a cost of $6,058 in 2002, $913 in 2003, and $7,082 in 2004.  Telesource provided a vehicle to Mr. Zayed at a cost of $11,667 in 2002, $ 8,843 in 2003 and $10,245 in 2004. Telesource provided Mr. Zayed with health insurance for him and his family at a cost of $13,524 in 2002, $15,913 in 2003, and $12,057 in 2004.  Telesource provided Mr. Curley with a car allowance of $10,000 for 2002 and, 2003, and $10,417 for 2004. Telesource provided Mr. Curley with health insurance for him and his family at a cost of $13,524 in 2002, $19,388 in 2003, and $19,443 in 2004. Telesource provided Mr. Curley with housing in Saipan at a cost of $7,800 in 2004.

(3)          Mr. Semikian’s contract was not renewed by the Board in 2005 and consequently his last day of employment with the Company was August 31, 2005.  Mr. Nidal Zayed, formerly the COO was promoted to the CEO position vacated by Mr. Semikian on September 1, 2005.

(4)          Mr. Curley re-signed from his position at Telesource effective August 31, 2005.  Mr. Greg Grosvenor was hired as the new Chief Financial Officer on August 22, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2004 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company,

were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company as of September 30, 2005, whose salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)

Sayed Hamid Behbehani & Sons, Co. W.L.L. (3)	20,739,000	85.0%
K.J. Semikian (former CEO)	200,000	*
Max Engler(4)	50,000	*
Ibrahim Ibrahim	10,000	*
Jeff Adams	1,000	*
Ralph Beck	0	*
Weston Marsh	0	*
Nidal Z. Zayed	—	*
	—	*
All Executive Officers and Directors as a Group (8 Persons)	261,000	1.1%

*                 Less than 1%

(1)          Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)          Calculated on the basis of 24,400,000 shares of Common Stock outstanding as of December 31, 2004, plus shares of Common Stock.  Excludes certain options that were exercisable within 60 days of December 31, 2003.  None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)          Includes 2,020,000 shares of Common Stock held by eight members of the Behbehani family or their affiliates.

(4)          Max Engler serves as a director for Litra Holding AG.  Litra Holding AG owns directly 495,000 shares of Telesource International’s common stock.  Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 85% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, and as guarantors on a $7,500,000 credit facility for Telesource with the Arab Banking Corporation of Bahrain. SHBC and its majority stockholders have also signed as guarantors on a $1,250,000 letter of credit issued to the Bank of Hawaii to secure a $1,250,000 credit facility.

These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.  During 2003, the Company hired SHBC employees to provide assistance on a service contract to complete a survey of radio transmissions in Iraq. The rates paid did not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees during 2004.

The Company paid Computhink, Inc. $84,623 in 2004 for rent, and computer support.  The Company shares office space with Computhink in its Lombard office.  Nidal Zayed, the Company’s Chief Executive Officer, and K.J. Semikian its former Chief Executive Officer served on the Board of Directors for Computhink.

The Company held an investment in Telebond Insurance Corporation at December 31, 2003 in the amount of $77,695 which was sold in 2004. The Company purchased insurance from Telebond and paid premiums of $45,863, $59,760, and $23,566 during the years ended December 31, 2004, 2003, and 2002, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company’s former President and CEO, K.J. Semikian, served on Telebond Insurance Corporation’s board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants.  L J Soldinger Associates, LLC was retained to perform the audit of the 2004 annual financial statements and perform the SAS 100 reviews on the financial statements relating to each of the first three quarters of 2004.  KPMG LLP was retained to perform the audit of the 2003 annual financial statements and perform the SAS 100 reviews on the financial statements relating to each of the first three quarters of 2003.  The following table presents fees for professional services rendered by these firms for the respective periods indicated:

SERVICES PERFORMED	2004	2003

Audit Fees (Note 1)	$582,261	$475,868
Audit-Related Fees (Note 2)	0	0
Tax Fees (Note 3)	12,220	8,500
All Other Fees (Note 4)	0	0

Total Fees	$594,481	$484,368

NOTES TO PRECEDING TABLE

1.               Audit fees represent fees billed for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.

2.               Audit-related fees represent fees billed primarily for assurance and related services reasonably related to the performance of the audit or reviews of our financial statements.

3.               Tax fees principally represent fees billed for tax preparation.

4.               All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Telesource International, Inc. and Subsidiaries are included in Part II, Item 8:

Financial Statements:

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss—Years Ended December 31, 2004, 2003 and 2002

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

10.19	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 3 dated May 11, 2001**

10.20	Telesource International, Inc. 2000 Incentive Stock Option Plan **

10.21	Telesource International, Inc. 2000 Non-Qualified Stock Options Plan **

10.22	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **

10.23	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification — Chief Executive Officer *

32.2	Section 1350 Certification Chief Financial Officer *

*                 Filed herewith

**          Previously filed

ITEM 15(a)(3). EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following executive compensation plans and arrangements are listed incorporated by reference in this Form 10-K:

Employment Contract between Nidal Z. Zayed and Telesource International, Inc.

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

TELESOURCE INTERNATIONAL, INC.
(Registrant)

Date	March 15, 2006	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON July 6, 2004.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/Jeffery Adams	Director
Jeffery Adams

/s/ Weston Marsh	Director
Weston Marsh

Director
Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer
Greg Grosvenor