Form 10QSB
period 2005-03-31
TELESOURCE INTERNATIONAL INC
filed 2006-06-02
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      March 31, 2005

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Act). Yes  ☐      No  ☒

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Inc. outstanding as of January 31, 2006.

Transitional Small Business Disclosure Format   Yes  ☐    No  ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$969,560	1,972,729
Accounts receivable less allowance for doubful accounts of $20,678 at March 31, 2005 and December 31, 2004.	4,734,921	4,840,313
Current portion of net investment in sales-type lease	1,997,250	1,951,040
Costs and estimated earnings in excess of billings	571,466	1,379,359
Prepaid expenses and other current assets	1,281,894	1,763,975

Total current assets	9,555,091	11,907,416

Net investment in sales-type lease – long term	7,016,906	7,533,885
Property, plant, and equipment, net	1,301,440	1,384,676
Other assets	46,599	24,757

Total assets	$17,920,036	20,850,734

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$19,155,701	5,332,340
Accounts payable	2,501,484	4,009,522
Accounts payable – related party	3,008,335	2,598,948
Accrued expenses	2,218,660	2,482,899
Billings in excess of costs and estimated earnings	582,529	108,643
Accrued losses on contracts in progress	1,189,964	1,985,557
Total current liabilities	28,656,673	16,517,909

Long-term debt - related party	2,080,000	2,580,000
Long-term debt	1,405,597	17,493,623

Total liabilities	32,142,270	36,591,532

Commitments and contingencies (note 7)

Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 100,000,000 shares. 49,413,026 shares issued and 5,638,635 issuable at March 31, 2005 and 24,400,000 shares issued and 25,168,519 issuable at December 31, 2004, respectively	550,517	495,685
Additional paid-in capital	40,547,729	37,860,989
Accumulated deficit	(55,297,482)	(54,082,141)
Accumulated comprehensive income (loss, including foreign exchange)	(22,998)	(15,331)

Total stockholders’ deficit	(14,222,234)	(15,740,798)

Total liabilities and stockholders’ deficit	$17,920,036	20,850,734

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$380,345	1,479,720
Service fees – power generation plant	988,157	956,332
Sales , net	—	107,164
Sales, net – related party	(955)	—
Rental income	420	88,916
Finance lease revenue	219,231	261,311

Gross revenues	1,587,198	2,893,443

Costs and expenses :
Construction costs	268,304	3,127,534
Construction costs – related party	31,973	383,622
Operation and maintenance costs - power generation plant	790,834	719,113
Costs of service	44,807	298,237
Provision for losses on contracts in progress	—	958,246
Provision for unbilled and uncollected accounts	—	1,308,380

Cost of revenues	1,135,918	6,795,132

Gross profit	451,280	(3,901,689)

Operating expenses:
Salaries and employee benefits	429,893	412,812
Occupancy and equipment	80,138	69,603
General and administrative	861,258	976,621

Total operating expenses	1,371,289	1,459,036

Operating loss	(920,009)	(5,360,725)

Other income (expense):
Interest expense, net	(321,647)	(342,272)
Other income/(expense), net	26,315	5,185

Total other expense	(295,332)	(337,087)

Loss before income taxes	(1,215,341)	(5,697,812)

Income tax expense	—	87,981

Net loss	(1,215,341)	(5,785,793)

Dividend on preferred stock	—	(238,875)

Net loss to common stockholders	(1,215,341)	(6,024,668)

Basic and diluted net loss per share	$(0.02)	(0.33)

Weighted average shares outstanding	50,206,833	17,703,297

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three months ended March 31, 2005 and 2004

	Three Months
	Ended March 31,
	2005	2004

Net Loss	(1,215,341)	(5,785,793)
Preferred Stock Dividend	—	(238,875)
Other comprehensive loss:
Foreign currency translation adjustment	(7,668)	(107,077)

Comprehensive loss	(1,223,009)	(6,131,745)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,215,341)	(5,785,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,840	133,082
Gain on sale of fixed assets	—	958,246
Impairment of long-lived assets	—	1,308,380
Effect of exchange rate changes on cash	(7,668)	(107,077)
Changes in assets and liabilities:
Receivables	105,392	(2,351,319)
Prepaid expenses and other current assets	482,081	(153,741)
Costs and estimated earnings in excess of billings	807,893	2,776,562
Net investment in sales-type lease	470,769	428,689
Other assets	(21,842)	24,435
Accounts payable	(1,508,038)	318,176
Accounts payable - related party	409,387
Accrued expenses	(1,059,832)	405,140
Billings in excess of cost	473,885	29,132
Other liabilities	—	(161,251)

Net cash used in operating activities	(973,474)	(2,177,339)

Cash flows from investing activities:
Capital expenditures	(6,602)	(290,354)

Net cash provided by (used in) investing activities	(6,602)	(290,354)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,500,000
Payments of long-term debt	(2,764,665)	(851,573)
Proceeds from sale of common stock	2,741,572	1,000,000

Net cash provided by (used in) financing activities	(23,093)	2,648,427

Net increase (decrease) in cash and cash equivalents	(1,003,169)	180,734

Cash and cash equivalents at beginning of year	1,972,729	1,487,280

Cash and cash equivalents at quarter-end March 31	$969,560	1,668,014

Supplemental disclosure:
Cash paid during the quarter for interest	$264,443	265,946

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature except for the adjustments relating to the revised contract estimates and related loss provisions.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ended December 31, 2005.

Reclassifications

Certain balanceshave been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on the reported net loss.

2. Description of Business

Telesource has three main operating segments:  i) power generation, ii) construction of power plants and construction services and iii) brokerage of goods and services. The Company was incorporated in Delaware in 1994 and was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Stockholders of SHBC control over 85% of the Company’s shares. During 1999, Telesource entered into an agreement for a merger with Sixth Business Service Group, a public company located in Tampa, Florida.  Telesource completed the merger with and into Sixth Business Service Group on September 7, 2001, pursuant to which merger the stockholders of Telesource received shares of Sixth Business Service Group in exchange for their shares of Telesource stock.  Sixth Business Service Group is the surviving corporation and after the merger was completed, Sixth Business Service Group changed its name to Telesource International, Inc..  Upon completion of the merger, Telesource made application for listing its common stock with the NASD and Telesource was approved for listing on the National Association of Securities Dealers (“NASD”) Over the Counter Bulletin Board in October 2001, under the ticker symbol “TSCI.” Telesource common stock currently trades on the “pink sheets” under the ticker symbol “TSCI.”

The Company conducts its operations through three subsidiaries located in four geographic locations. Telesource International located in Lombard, Illinois U.S.A. is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland.    The Company’s second subsidiary, Telesource Fiji, Ltd., is located on the island of Fiji where it maintains and operates diesel fired electric power generation plants for the sale of electricity in the country.  Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji.   The Company’s Mariana subsidiary, Telesource CNMI, Inc., is on the island of Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, the Company maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company was previously engaged independently in the construction of airports, radio towers and single family homes.     The Company’s new strategy, effective in 2006, will be to engage in construction activities in partnership with SHBC.

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $1.2 million for the three months ended March 31, 2005 and operating losses of $12.4 million, $5.2 million, and $3.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.  As of March 31, 2005, the Company’s current liabilities exceeded its current assets by $10.8 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support is operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of March 31, 2005 the Company had total outstanding debt of $22.6 million of which $10.8 million is due in the next twelve months. As of March 31, 2005 the Company had an accumulated deficit of $55.3 million and total stockholders’ deficit of $14.2 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial questions about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  Furthermore, SHBC has provided either a guarantee or letters of credit covering $22.3 million of the Company’s total debt of $22.6 million.

It should be noted that the Company has sold a significant number of shares to SHBC and its affiliated Company’s throughout 2005.  (See Subsequent Events footnote)

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has and plans to continue to obtain funds from SHBC through the sales of the Company’s stock. Management improved its working capital during 2005 through additional debt and equity financing. Management will attempt to increase its revenues by increasing revenues from existing long term power plant operation and maintenance agreements as a result of continued expansion in Fiji and on the island of Tinian and Saipan. In addition, the Company is seeking new business opportunities and revenue growth in the construction industry with its partnership with SHBC.  However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource International within the next twelve months.

While Telesource believes it has sufficient financing for its current working capital needs, there can be no assurance that Telesource’s present capital and financing will be sufficient to finance future operations.  Telesource International has raised additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can be no assurance that Telesource will be successful in its efforts raising capital in the future. If Telesource sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource could be required to restrict its operations.

4. Summary of Significant Accounting Policies

Stock Options

The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net losses, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss as reported	$(1,215,341)	$(5,785,793)
Preferred stock dividend	—	(238,875)
Add: Stock based employee compensation expense included in reported net loss determined under APB No. 25, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	—	—
Pro forma net loss before dividend	$(1,215,341)	$(6,024,668)

Loss per share:
Basic and diluted – as reported	$(0.04)	$(0.34)
Basic and diluted – pro forma	$(0.04)	$(0.34)

4.             Long-term debt consists of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Bank of Hawaii loan, due in quarterly installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2006, secured by an irrevocable standby letter of credit for $1,250,000 issued by Bank of New York on behalf of SHBC.	1,068,176	1,186,926

Bank of Hawaii loan, due in quarterly installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2006, secured by an irrevocable standby letter of credit for $1,250,000 issued by Bank of New York on behalf of SHBC.	337,421	374,913

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	10,480,000	11,020,000

Commercial Bank of Kuwait loan, due on March 31, 2005 with quarterly payment of interest of LIBOR + 2.5%. Principal payment on maturity. Secured by a standby letter of credit issued by Al Ahli Bank of Kuwait for $7,875,000 and a guarantee from SHBC and two of SHBC’s shareholders. In March 2005, this was refinanced with Arab Banking Corporation.	—	7,500,000

Sayed Hamid Behbehani & Sons (SHBC), annual interest payments at 6.0% of unpaid balance. Unsecured and maturing December 7, 2006. This loan was converted to common stock in November 2005.	2,080,000	2,580,000

Al Ahli Bank loan due on September 30, 2005 with variable payment of interest of 6.25%. Secured by a guarantee from Sayed Hamid Behbehani & Sons Co. In May 2005, this loan was repaid by a shareholder in a debt for stock transaction.	1,040,032	2,540,494

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	—

ANZ loan due on October 1, 2005 with interest of 7.75% payable in monthly installments. This loan was paid in full in September, 2005.	74,048	133,904

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	45,767	51,526

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	15,854	18,201

Notes Payable	22,641,298	25,405,964

Less current portion	19,155,701	5,332,340

Total long-term debt	$3,485,597	20,073,624

Subsequent to March 31, 2005, the Company renewed its debt obligation with the Bank of Hawaii which had a maturity date of June 3, 2005.  The new terms extend the maturity date to June 3, 2006. Due to the extension, the Bank of Hawaii loans are treated as long-term debt at March 31, 2005.

Subsequent to March 31, 2005, during October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and is subject to annual review.  Also in addition to the revolving credit facility the Company entered into a FJD $200,000 master lease agreement to purchase motor vehicles.

The loan covenants with the Commercial Bank of Kuwait require that the Company provide annually, audited financial statements to the bank within 90 days of the Company’s year end.  The Company has not provided the audited December 31, 2005 financial statements to the bank due to the delay in completing these financial statements.  The Company is requesting a waiver of this covenant which has not been received.   Due to the technical violation of this covenant, the Company has reported the entire outstanding amount of this loan in the current portion of long term debt as of March 31, 2005.

5. Stockholders Equity

Preferred Stock

At March 31, 2004, the Company had 9.8 million shares of Series A Cumulative Convertible Preferred Stock outstanding.  Holders of the Preferred Shares were entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually, when and if declared by the Board of Directors.  During the fourth quarter of 2004, these shares plus accumulated dividends were converted to common stock on a one for one basis at a conversion price of $1.00 per share.  At March 31, 2004, the Company had accrued dividends of $238,875.

Common Stock

As of December 31, 2004, 49,568,519 shares of the Company’s common stock were issued or issuable.  During the first quarter of 2005, an additional 5,483,142 shares were issued for total common stock issued or issuable of 55,051,661 at March 31, 2005.

6. Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at March 31, 2005 and 2004.

7. Commitments and Contingent Liabilities

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

The Commonwealth Port Authority (“CPA”) and Telesource were in negotiations over the final billing for the West Tinian Airport Project (“WTA”). As of December 31, 2004, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA.  Approximately $891,000 of the outstanding retention receivable was collected in 2005 in connection with a partial settlement agreement that was entered into in August 2005. Telesource claimed that in addition to the remaining unpaid retentions receivable recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract.  The Company has collected the December 31, 2004 outstanding retention, as well as additional amounts in settlement of all claims during 2005 and 2006.  The Company had a continuing warranty obligation for three years from the date of final acceptance for which there were no material claims.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit.  The houses were built and subsequently occupied.  The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. The Company recorded a $300,000 estimated loss during the year ended 12-31-2004. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.  Telesource ‘s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.

Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,999,500 USD at March 31, 2005).

Telesource offers warranties on its construction services and power generating plants.  Telesource does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors.  Should Telesource International be required to cover the cost of repairs not covered by the warranties of Telesource’s vendors or should one of Telesource International’s major vendors be unable to cover future warranty claims, Telesource could be required to outlay substantial funds, which could harm its financial condition.

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

8. Related Party Transactions

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and as of December 31, 2004 owned approximately 85% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $1,250,000 letter of credit issued to the Bank of Hawaii to secure a $1,250,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
Construction cost	$31,793	$383,622

The following table summarizes all balances related to transactions with SHBC as of March 31, 2005 and as of December 31, 2004:

	March 31, 2005	December 31, 2004
Accounts payable	$2,882,306	$2,490,410

Computhink, Inc. charged the Company $49,453 and $30,771 for the three months ended March 31, 2005 and 2004, respectively.  The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.  The Company owed Computhink $49,453 as of March 31, 2005 and $34,838 at December 31, 2004.

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

	For the Three Months Ended March 31, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,207,809	(955)	380,344	1,587,198
Interest income	—	—	—	—
Interest expense	321,653	—	—	321,653
Depreciation and amortization	23,032	1,866	61,341	86,239
Net income/(loss) to common stockholders	(964,859)	(955)	(249,527)	(1,215,341)
Total capital expenditures	—		—	—
Total assets	12,901,055	399,935	4,619,046	17,920,036

	For the Three Months Ended March 31, 2004
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,304,121	—	1,589,322	2,893,443
Interest income	—	—	—	—
Interest expense	342,272	—	—	342,272
Depreciation and amortization	6,922	13,127	113,033	133,082
Net income/(loss) to common stockholders	247,139	(13,127)	(6,258,680)	(6,024,668)
Total capital expenditures	42,600	9,500	238,254	290,354
Total assets	14,909,781	173,023	8,005,638	23,088,442

The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

Construction revenues of $104,416 and $837,713 were recognized within the Republic of Palau for the three months ended March 31, 2005 and 2004, respectively.  All other revenues within the construction segment for the three months ended March 31, 2005 and 2004 were earned in the Commonwealth of Northern Marianna Islands.

11.  Subsequent Events

Subsequent to March 31, 2005, the Company issued an additional 18,703,401 shares of common stock to existing shareholders, which resulted in approximately $6,251,700 of proceeds of which approximately $2,593,000 was used to repay principal and interest due to Al Ahli Bank of Kuwait.

On August 22, 2005, the Company hired Greg Grosvenor to serve as the Company’s Chief Financial Officer. Previous Chief Financial Officer, Bud Curley, resigned to pursue other interests.

On September 1, 2005, the Company named Nidal Zayed Chief Executive Officer and President. Mr. Zayed was previously Executive Vice President and Chief Operations Officer of Telesource Mr. Zayed replaces Mr. K.J. Semikian, whose contract was not renewed by the Board

Additionally, on November 9, 2005 the Company issued 19,683,078 shares of common stock in settlement of outstanding payables and debt due SHBC in the amount of $3,936,616.

In October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 ($209,400 USD at March 31, 2005) with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and is subject to annual review.  Also in addition to the revolving credit facility the Company entered into a FJD200,000 ($119,700 USD at March 31, 2005) master lease agreement to purchase motor vehicles.

The Company is completing the construction projects currently under contract, however, they are not actively bidding on additional construction contracts.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein and 2004 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

Results of Operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues

Construction Revenues. Construction revenues decreased 75% to $380k from $1.5 million for the three months ended March 31, 2005 compared to March 31, 2004. The decrease is due to the near completion of all major construction projects.  The Company has not entered into any new construction contracts and has changed its construction strategy to enter into only limited construction projects in partnership with one of its major investors, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”). Service Fees – Power Generation Plant. Service fees – power generation plant increased 3.3% to $988,157 from $956,332 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This slight increase is due to more production in the Fiji plants. Rental Income. Rental income decreased to $420 from $88,916 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  Rental income in 2004 was from an agreement to rent smaller generators to Fiji Electric Authority.  This agreement ended in 2004.

Finance Lease Revenues. Finance lease revenues decreased 16.1% to $219,231 from $261,311 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to give a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased 91% to $300,000 from $3.5 million for the three months ended March 31, 2005 compared to March 31, 2004. Construction cost includes cost to a related party in the amount of $31,973 and $383,622 for the three months ended March 31, 2005 and 2004, respectively, which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”) for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 71% and 237.2% for the three months ended March 31, 2005 and 2004, respectively. The negative margins during the first quarter of 2004 are due to the recognition of construction costs on the Adult Correction Facility in Saipan, revised cost estimates on the prison project and a revised cost estimate on the radio relay station in Cyprus. Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant increased to $790,834 from $719,113 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increased costs during 2005 were primarily caused by an overhaul of an engine located in Fiji.

Provision for Losses on Contracts in Progress. For the three months ended March 31, 2004, the Company estimated a provision for losses on the ACF contracts of $958,241.  Additionally, as of December 31, 2004, the Company reported estimated losses on contracts of $1,985,557.  No additional losses were required in the first quarter of 2005.

Provision for Unbilled and Uncollected Accounts. The Company had recorded a provision for amounts related to the West Tinian Airport project located on Tinian in the amount of $1.3 million for the three months ended March 31, 2004. No such provision was required in 2005.  Furthermore, in the fourth quarter of 2005 and 1st quarter of 2006, the Company successfully negotiated for a settlement of all amounts that were outstanding.  Payments were received during the fourth quarter of 2005 and during the first two quarters of 2006, Salaries and Employee Benefits.  Salaries and employee benefits increased slightly to $429,893 from $412,812 for the three months ended March 31, 2005 as compared to March 31, 2004. The increase was due to additional labor required to complete the prison project and staffing required to perform the distribution line upgrade on Tinian.

Occupancy and Equipment. Occupancy and equipment expenses increased 15.1% to $80,138 from $69,603 for the three months ended March 31, 2005 as compared to March 31, 2004. The increase in occupancy and equipment cost during the first quarter of 2005 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 11.8% to $861,258 from $976,621 for the three months ended March 31, 2005 as compared to March 31, 2004. The decrease is attributed to cost cutting efforts of management.

Other Expense, Net. Other expense decreased 12.4% to $295,332 from $337,087 for the three months ended March 31, 2005 compared to March 31, 2004. The decrease is primarily attributed to a slight decrease in interest expense offset by an increase in other income.

Net Loss To common stockholders.  Net loss to common stockholders was $1,215,341 as compared to a net loss of $6,024,668 for the three months ended March 31, 2005 and 2004, respectively. The decrease in net loss during the first quarter of 2005 is attributed primarily to reduced activity in the construction segment of the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource International expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at March 31, 2005:

Uncompleted contracts as of December 31, 2004	$219,252
Adjustments to prior estimates	842,144

1,061,396

Less: Construction revenue for the three months ended March 31, 2005	(289,577)

Balance at March 31, 2005	$771,819

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Part II – Other Information

Item 1.    Legal Proceedings.

As noted in the 12-31-2004 10K, the Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marinas Housing Agency, a government unit. The houses were built and subsequently occupied.

The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. These claims involve allegations of various construction defects.  The Company recorded a $300,000 estimated loss during the year ended 12-31-2004. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

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

•      During March of 2005, the Company issued 3,083,142 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,541,571.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other

Not Applicable

ITEM 6.                                                  EXHIBITS

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

Telesource International, Inc.
(Registrant)

June 2, 2006	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Chief Financial Officer

Index to Exhibits

Exhibits
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer