Form 10QSB
period 2005-06-30
TELESOURCE INTERNATIONAL INC
filed 2006-07-25
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number - 0-2564

TELESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3738614
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

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

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of April 30, 2006.

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

Assets	June 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$893,672	1,972,729
Accounts receivable less allowance for doubful accounts of $20,678 at June 30, 2005 and December 31, 2004.	3,471,277	4,840,313
Current portion of net investment in sales-type lease	2,044,555	1,951,040
Costs and estimated earnings in excess of billings	160,448	1,379,359
Prepaid expenses and other current assets	1,699,103	1,763,975
Total current assets	8,269,055	11,907,416
Net investment in sales-type lease — long term	6,487,683	7,533,885
Property, plant, and equipment, net	1,234,568	1,384,676
Other assets	46,210	24,757
Total assets	$16,037,516	20,850,734
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,836,127	5,332,340
Accounts payable	2,165,161	4,009,522
Accounts payable — related party	3,120,266	2,598,948
Accrued expenses	1,709,145	2,482,899
Billings in excess of costs and estimated earnings	8,204	108,643
Accrued losses on contracts in progress	496,403	1,985,557
Total current liabilities	10,335,306	16,517,909
Long-term debt - related party	1,080,000	2,580,000
Long-term debt	15,904,965	17,493,623
Total liabilities	27,320,271	36,591,532
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, $0.01 par value, authorized 50,000,000 shares, none issued and outstanding at June 30, 2005 and December 31, 2004
Common stock, $0.01 par value authorized 100,000,000 shares. 60,913,026 shares issued and 3,342,036 issuable at June 30, 2005 and 24,400,000 shares issued and 25,168,519 issuable at December 31, 2004, respectively	642,551	495,685
Additional paid-in capital	44,807,395	37,860,989
Accumulated deficit	(56,685,715)	(54,082,141)
Accumulated comprehensive income (loss), including foreign exchange	(46,986)	(15,331)
	(11,282,755)	(15,740,798)

Total liabilities and stockholders’ deficit	$16,037,516	20,850,734

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Six months ended June 30, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$1,114,573	7,371,996
Service fees — power generation plant	1,843,244	1,795,324
Service Fees - related party	1,833	25,250
Rental income	—	265,883
Finance lease revenue	427,311	512,468
Gross revenues	3,386,961	9,970,921
Costs and expenses:
Construction costs	1,033,889	7,119,228
Construction costs — related party	587	2,299,813
Operation and maintenance costs - power generation plant	1,594,268	1,526,827
Costs of service	80,788	231,578
Provision for losses on contracts in progress	—	1,893,221
Provision for unbilled and uncollected accounts	—	1,308,380
Cost of revenues	2,709,532	14,379,047
Gross profit	677,429	(4,408,126)
Operating expenses:
Salaries and employee benefits	903,162	814,799
Occupancy and equipment	158,639	147,063
General and administrative	1,694,160	2,278,627
Total operating expenses	2,755,961	3,240,489
Operating loss	(2,078,532)	(7,648,615)
Other income (expense):
Interest expense, net	(631,745)	(634,644)
Other income/(expense), net	93,600	16,438
Total other expense	(538,145)	(618,206)
Loss before income taxes	(2,616,677)	(8,266,821)
Income tax (benefit) expense	(13,104)	75,191
Net loss	(2,603,573)	(8,342,012)
Dividend on preferred stock	—	(477,750)
Net loss to common stockholders	(2,603,573)	(8,819,762)
Basic and diluted net loss per share	$(0.05)	(0.46)
Weighted average shares outstanding	54,900,836	19,107,692

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)
Three months ended June 30, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$734,228	5,892,276
Service fees — power generation plant	855,087	838,992
Rental income	—	176,967
Service fees and other revenue	2,368	—
Finance lease revenue	208,081	251,157
Gross revenues	1,799,764	7,159,392
Costs and expenses:
Construction costs	764,965	3,991,694
Construction costs — related party	(31,387)	1,916,191
Operation and maintenance costs - power generation plant	804,056	807,714
Costs of service	35,981	15,255
Provision for losses on contracts in progress	—	934,975
Cost of revenues	1,573,615	7,665,829
Gross profit	226,149	(506,437)
Operating expenses:
Salaries and employee benefits	472,549	401,987
Occupancy and equipment	79,180	77,460
General and administrative	832,941	1,302,006
Total operating expenses	1,384,670	1,781,453
Operating loss	(1,158,521)	(2,287,890)
Other income (expense):
Interest expense, net	(309,899)	(292,372)
Other income/(expense), net	67,085	11,253
Total other expense	(242,814)	(281,119)
Loss before income taxes	(1,401,335)	(2,569,009)
Income tax benefit	(13,104)	(12,790)
Net loss	(1,388,231)	(2,556,219)
Dividend on preferred stock	—	(238,875)
Net loss to common stockholders	(1,388,231)	(2,795,094)
Basic and diluted net loss per share	$(0.02)	(0.14)

Weighted average shares outstanding	59,588,038	20,512,088

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
Six months ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004

Net Loss	(2,603,573)	(8,342,012)
Preferred Stock Dividend	—	(477,750)
Other comprehensive loss:
Foreign currency translation adjustment	(31,655)	(30,559)

Comprehensive loss	(2,635,228)	(8,850,321)

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three months ended June 30, 2005 and 2004

	Three months Ended June 30,
	2005	2004

Net Loss	(1,388,231)	(2,556,219)
Preferred Stock Dividend	—	(238,875)
Other comprehensive loss:
Foreign currency translation adjustment	(23,988)	76,518

Comprehensive loss	(1,412,219)	(2,718,576)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,603,573)	(8,342,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,626	368,456
Loss on sale or disposal of assets	5,056
Provision for losses on contracts in progress	—	1,893,221
Provision for unbilled and uncollected accounts	—	1,308,380
Impairment of long-lived assets	—	—
Effect of exchange rate changes on cash	(31,655)	(30,559)

Changes in assets and liabilities:
Receivables	1,369,036	(4,959,784)
Prepaid expenses and other current assets	64,872	(143,554)
Costs and estimated earnings in excess of billings	1,218,911	1,904,425
Net investment in sales-type lease	952,687	867,532
Other assets	(21,453)	26,208
Accounts payable	(1,844,361)	2,418,683
Accounts payable - related party	521,318
Accrued expenses	(773,754)	(85,138)
Accrued loss on contracts in progress	(1,489,154)	—
Billings in excess of cost and estimate earnings	(100,439)	649,375
Other liabilities	—	(161,251)
Net cash used in operating activities	(2,543,883)	(4,286,018)
Cash flows from investing activities:
Capital expenditures	(43,577)	(332,108)

Net cash provided by (used in) investing activities	(43,577)	(332,108)
Cash flows from financing activities:
Proceeds from borrowings	—	2,500,000
Principal payments on borrowings	(4,084,871)	(3,038,215)
Principal payments on borrowings - related party	(1,500,000)
Proceeds from sale of common stock	7,093,274	5,200,000
Payment of preferred stock dividends	—	(477,750)
Net cash provided by financing activities	1,508,403	4,184,035

Net decrease in cash and cash equivalents	(1,079,057)	(434,091)

Cash and cash equivalents at beginning of period	1,972,729	1,487,280
Cash and cash equivalents at end of period	$893,672	1,053,189
Supplemental disclosure:
Cash paid during the year for interest	$485,755	585,321

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

2. Description of Business

Telesource has three main operating segments:  i) power generation, ii) construction of power plants and construction services and iii) brokerage of goods and services. The Company was incorporated in Delaware in 1994 and was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Stockholders of SHBC currently control over 85% of the Company’s shares. Telesource common stock currently trades on the “pink sheets” under the ticker symbol “TSCI.”

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

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $2.6 million for the six months ended June 30, 2005 and operating losses of $12.4 million, $5.2 million, and $3.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.  As of June 30, 2005, the Company’s current liabilities exceeded its current assets by $2.1 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support is operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of June 30, 2005 the Company had total outstanding debt of $19.8 million of which $2.8 million is due in the next twelve months. As of June 30, 2005 the Company had an accumulated deficit of $56.7 million and total stockholders’ deficit of $11.3 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial doubt and questions about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  Furthermore, SHBC has provided either a guarantee or letters of credit covering all of the Company’s total debt of $19.8 million.

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

To address the working capital deficit and reduce its dependence on debt financing obtained with the support of SHBC, Telesource plans on making some reductions on existing lines and renewing the credit lines. The amount of the reductions is dependent upon the amounts of capital raised by Telesource within the next twelve months.

While Telesource believes it has sufficient financing for its current working capital needs, there can be no assurance that Telesource’s present capital and financing will be sufficient to finance future operations.  Telesource has raised additional capital in 2005 through the sale of equity to reduce the existing credit line borrowings as well as to provide capital needed for growth. There can be no assurance that Telesource will be successful in its efforts raising capital in the future. If Telesource sells additional shares of common stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing beyond current levels becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms, if at all. In this event, Telesource could be required to restrict or cease its operations.

4. Stock Options

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

There were no stock based compensation granted in the six months ended June 30, 2005 and 2004.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.             Long-term debt consists of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit or $625,000 issued by Bank of New York on behalf of SHBC.	948,468	1,186,926

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	299,930	374,913

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable	9,940,000	11,020,000

Commercial Bank of Kuwait loan, due on March 31, 2005 with quarterly payment of interest of LIBOR + 2.5%.Principal payment on maturity. Secured by a standby letter of credit issued by Al Ahli Bank of Kuwait for $7,875,000, a guarantee from SHBC and two of SHBC’s shareholders.In March 2005, this was refinanced with Arab Banking Corporation.	—	7,500,000

Sayed Hamid Behbehani & Sons (SHBC), annual interest payments at 6.0% of unpaid balance. Unsecured and maturing December 7, 2006 this loan was converted to common stock in November, 2005.	1,080,000	2,580,000

Al Ahli Bank loan due on September 30, 2005 with variable payment of interest of 6.25%. Secured by a guarantee from Sayed Hamid Behbehani & Sons Co. In May, 2005 this loan was repaid.	0	2,540,494

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	—

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.             Long-term debt consists of the following at June 30, 2005 and December 31, 2004:

ANZ loans due April, July and September, 2005 with interest of 7.75% payable in monthly installments. One loan was paid-off in full on April 13, 2005, while the other two were paid-off early on June 27, 2005.	0	133,904

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	38,973	51,526

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	13,721	18,201

Notes Payable	19,821,092	25,405,964

Less current portion	2,836,127	5,332,340
Total long-term debt	$16,984,965	20,073,624

The Company renewed its debt obligation with the Bank of Hawaii which had a maturity date of June 3, 2006.  The new terms extend the maturity date to June 3, 2007. Due to the extension, a portion of the Bank of Hawaii loans are treated as long-term debt at June 30, 2005.

Subsequent to June 30, 2005, during October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and is subject to annual review.  Also, in addition to the revolving credit facility, the Company entered into an FJD $200,000 master lease agreement to purchase motor vehicles and a Visa Business Credit Card facility of FJD 20,000.

The loan covenants with the Commercial Bank of Kuwait require that the Company provide annually, audited financial statements to the bank within 90 days of the Company’s year end.  The Company has not provided the audited December 31, 2005 financial statements to the bank due to the delay in completing these financial statements.  The Company has received a waiver for this covenant violation until September 30, 2006.

6.             Stockholders Equity

Preferred Stock

At June 30, 2004, the Company had 9.8 million shares of Series A Cumulative Convertible Preferred Stock outstanding.  Holders of the Preferred Shares were entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually, when and if declared by the Board of Directors.  During the fourth quarter of 2004, these shares plus accumulated dividends were converted to common stock on a one for one basis at a conversion price of $1.00 per share.  At June 30, 2004, the Company accrued dividends of $477,750.

Common Stock

As of December 31, 2004, 49,568,519 shares of the Company’s common stock were issued or issuable.  During the first six months of 2005, an additional 14,686,543 shares were issued or issuable for total common stock issued or issuable of 64,255,062 at June 30, 2005.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We issued unregistered securities in the following transactions during the six months ended June 30, 2005:

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

7.             Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at June 30, 2005 and 2004.

  8.                          Commitments and Contingent Liabilities

On May 1, 2005, the Company entered into a sublease with Computhink, Inc., a related party, for a term of two years.  The sublease requires a base rental amount of $5,332 per month which includes rent and reception services.

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.  Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,967,000 USD at June 30, 2005).

Telesource offers warranties on its construction services and power generating plants.  Telesource does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors.  Should Telesource be required to cover the cost of repairs not covered by the warranties of Telesource’s vendors or should one of Telesource’s major vendors be unable to cover future warranty claims, Telesource could be required to outlay substantial funds, which could harm its financial condition.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company estimates the cost of this upgrade to be approximately in the range of $800,000 to $1,300,000 and to be completed in 2006.

The Company has commitments to provide services under its construction contracts, some of which cover a multi year period and the Company has commitments for the operation of power stations for up to another 18 years.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

9.           Related Party Transactions

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource prior to July 1999 and as of December 31, 2004 owned approximately 85% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure a $625,000 credit facility. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Six Months Ended June 30,	Six Months Ended June 30,
	2005	2004
Construction cost	$587	$2,299,813

The following table summarizes all balances related to transactions with SHBC as of June 30, 2005 and as of December 31, 2004:

	June 30, 2005	December 31, 2004
Accounts payable	$3,002,996	$2,490,410

Computhink, Inc. charged the Company $49,453 and $30,771 for the six months ended June 30, 2005 and 2004, respectively.  The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.  The Company owed Computhink $20,062 as of June 30, 2005 and $34,838 at December 31, 2004.

10.        Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of June 30, 2005, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $750,283.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

11.                           Business Segment Information

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

	For the Six Months Ended June 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$2,270,975	1,413	1,114,573	3,386,961
Interest income	—	—	6	6
Interest expense	58,749	—	573,002	631,751
Depreciation and amortization	51,113		137,513	188,626
Net income/(loss) to common stockholders	(1,065,278)	(81,037)	(1,457,258)	(2,603,573)
Total capital expenditures	43,577		—	43,577
Total assets	11,627,733	83	4,409,700	16,037,516

	For the Six Months Ended June 30, 2004
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$2,307,792	—	7,663,129	9,970,921
Interest income	-	—	—	—
Interest expense	634,644	—	—	634,644
Depreciation and amortization	15,798	17,852	334,806	368,456
Net income/(loss) to common stockholders	252,812	(17,852)	(9,054,722)	(8,819,762)
Total capital expenditures	42,600	9,500	280,008	332,108
Total assets	14,915,464	155,171	10,239,170	25,309,805

Construction revenues of $809,472 and $2,374,504 were recognized within the Republic of Palau for the six months ended June 30, 2005 and 2004, respectively.  All other revenues within the construction segment for the six months ended June 30, 2005 and 2004 were earned in the Commonwealth of Northern Marianna Islands, Cyprus and Tinian.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

12.                         Business Segment Information (continued)

	For the Three Months Ended June 30, 2005
	Power Generation andConstruction of Power Plants	Trading	Construction	Total

Revenue	$1,063,167	2,368	734,229	1,799,764
Interest income	—	—	—	—
Interest expense	23,385	—	286,514	309,899
Depreciation and amortization	29,722	—	68,186	97,908
Net income/(loss) to common stockholders	(100,419)	(80,082)	(1,207,730)	(1,388,231)
Total capital expenditures	43,577		—	43,577
Total assets	11,627,733	83.	4,409,700	16,037,516

	For the Three Months Ended June 30, 2004
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,090,149	—	6,069,243	7,159,392
Interest income	—	—	—	—
Interest expense	292,372	—	—	292,372
Depreciation and amortization	8,876	4,725	221,773	235,374
Net income/(loss) to common stockholders	5,673	(4,725)	(2,796,042)	(2,795,094)
Total capital expenditures	—	—	41,754	41,754
Total assets	14,915,464	155,171	10,239,170	25,309,805

The basis used to attribute revenues to individual countries is based upon where the services are provided.  The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

As indicated earlier, construction revenues declined in 2005 as a result of completing existing contracts without entering into any new contracts.

13.                       Subsequent Events

Between June 30, 2005 and December 31, 2005, the Company issued an additional 29,183,078 shares of common stock to existing shareholders which resulted in proceeds of $5,836,616.

On August 22, 2005, the Company hired Greg Grosvenor to serve as the Company’s Chief Financial Officer. Previous Chief Financial Officer, Bud Curley, resigned to pursue other interests.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

In October 2005, the Company entered into a credit facility agreement up to FJD 350,000 ($207,690 USD at June 30, 2005) with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and subject to an annual review.  Also, in addition to the revolving credit facility, the Company entered into an FJD 200,000 ($118,680 USD at June 30, 2005) master lease agreement to purchase motor vehicles as well as a Visa Business Credit Card Facility of FJD 20,000 ($11,868 USD at June 30, 2005).

The Company is completing the construction projects currently under contract and are reviewing various opportunities to bid on new construction contracts with SHBC.

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

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues

Construction Revenues. Construction revenues decreased 84.9% to $1,114,573 from $7,371,996 for the six months ended June 30, 2005 compared to June 30, 2004. The decrease was due to the near completion of all major construction projects.  The Company has not entered into any new construction contracts in 2005 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, SHBC.

 Service Fees — Power Generation Plant. Service fees — power generation plant increased 2.7% to $1,843,244 from $1,795,324 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is due to more production in Fiji.

 Rental Income. Rental income decreased to $0 from $265,883 for the six months ended June 30, 2005  compared to the six months ended June 30, 2004.  Rental income in 2004 derived from an agreement to rent smaller generators to Fiji Electric Authority.  This agreement ended in 2004.

Finance Lease Revenues. Finance lease revenues decreased 16.6% to $427,311 from $512,468 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased 89.0% to $1,034,476 from $9,419,041 for the six months ended June30, 2005 compared to June 30, 2004. Construction costs include related party activity totaling $587 and $2,299,813 for the six months ended June 30, 2005 and 2004, respectively, which were paid to Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”) for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 92.8% and 127.8% for the six months ended June 30, 2005 and 2004, respectively. The slightly positive margin during the first six months of 2005 is due to Company’s revenue recognition policies.  In accordance with accounting pronouncements, estimated losses on construction projects were reported at December 31, 2004. In 2005, no additional costs were incurred.   The positive margin on Palau also contributed to the positive gross margin in the construction segment.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased to $1,594,268 from $1,526,827 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulting primarily from an engine overhaul in the Fijian power plant.

Provision for Losses on Contracts in Progress. For the six months ended June 30, 2004, the Company estimated provision for losses on construction projects of $1,893,221. At December 31, 2004 estimated losses on construction

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (continued)

contracts totaled $1,985,557. While additional losses were accrued in the third quarter of 2004, no additional losses were accrued during the fourth quarter of 2004 or all of 2005.

Provision for Unbilled and Uncollected Accounts. The Company has recorded a provision for amounts related to the West Tinian Airport project located on Tinian in the amount of $1,308,380 for the six months ended June 30, 2004.  No such provision was required in subsequent quarters of 2004 or anytime in 2005.  Furthermore, in the fourth quarter of 2005 and first quarter of 2006, the Company successfully negotiated for a settlement of all amounts that were outstanding.  Payments for the entire outstanding balance were received during the fourth quarter of 2005 and the first half of 2006.

Salaries and Employee Benefits.  Salaries and employee benefits increased 10.8% to $903,162 from $814,799 in the six months ended June 30, 2005 as compared to June 30, 2004. The increase resulted from a final surge in payroll costs in an effort to close-out construction activity on all remaining projects.

Occupancy and Equipment. Occupancy and equipment expenses increased 7.9% to $158,639 from $147,063 for the six months ended June 30, 2005 as compared to June 30, 2004. The increase in occupancy and equipment cost during the first six months of 2005 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 25.7% to $1,694,160 from $2,278,627 for the six months ended June 30, 2005 as compared to June 30, 2004. The decrease is attributed to cost-cutting efforts directed by management as construction projects declined.

Other Expense, Net. Other expense decreased 13.0% to $538,145 from $618,206 for the six months ended June 30, 2005 compared to June 30, 2004. The decrease is primarily attributed to the collection of an amount in Fiji that had been written off in a prior year.

Income Tax Expense/(Benefit). The income tax benefit at June 30, 2005 of $13,104 reflects an $88,295 change compared to the tax provision of $75,191 at June 30, 2004 relating solely to Fiji and resulting from the utilization of net operating losses to reduce income tax expense in 2005.

Net Loss To common stockholders.  Net losses to common stockholders were $2,603,573 and $8,819,762, respectively, for the six months ended June 30, 2005 and 2004. The lower net loss during the first six months of 2005 was directly attributed to the significant reduction in the Company’s construction segment.

Results of Operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues

Construction Revenues. Construction revenues decreased 87.5% to $734,228 from $5,892,276 for the three months ended June 30, 2005 compared to June 30, 2004. The decrease resulted from the near completion of all major construction projects.  The Company has not entered into any new construction contracts and has changed its construction strategy to enter into only limited construction projects in partnership with one of its major investors, SHBC.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 1.9% to $855,087 from $838,992 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This slight increase is due to more production in the Fiji plants.

Rental Income. Rental income decreased to $0 from $176,967 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Rental income in 2004 stemmed from an agreement to rent smaller generators to Fiji Electric Authority.  This agreement ended in 2004.

Finance Lease Revenues. Finance lease revenues decreased 17.2% to $208,081 from $251,157 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Results of Operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 (continued)

Expenses

Construction Costs. Total construction costs decreased 87.6% to $733,578 from $5,907,885 for the three months ended June 30, 2005 compared to June 30, 2004. Construction cost includes a credit and a cost to a related party in the amount of ($31,387) and $1,916,191 for the three months ended June 30, 2005 and 2004, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 99.9% and 100.3% for the three months ended June 30, 2005 and 2004, respectively..

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased to $804,056 from $807,714 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decreased costs during 2005 derived principally from efficiency gains.

Provision for Losses on Contracts in Progress. For the three months ended June 30, 2004, the Company estimated a provision for loss on construction contracts to be $934,975, driven mostly by ACF.  As of December 31, 2004, the Company reported an estimated loss of $1,985,557.  No additional loss accruals were required during 2005.

Salaries and Employee Benefits.  Salaries and employee benefits increased 17.6% to $472,549 from $401,987 for the three months ended June 30, 2005 as compared to June 30, 2004. The increase was due to additional labor required to complete the prison project and staffing required to perform the distribution line upgrade on Tinian.

Occupancy and Equipment. Occupancy and equipment expenses increased 2.2% to $79,180 from $77,460 for the three months ended June 30, 2005 as compared to June 30, 2004. The increase in occupancy and equipment cost during the first quarter of 2005 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 36.0% to $832,941 from $1,302,006 for the three months ended June 30, 2005 as compared to June 30, 2004. The decrease is attributed to the Company’s continuing cost cutting efforts at the direction of management.

Other Expense, Net. Other expense decreased 13.6% to $242,814 from $281,119 for the three months ended June 30, 2005 compared to June 30, 2004. The decrease is primarily attributed to the receipt of a payment from the FEA in Fiji on a transaction that had been written off in the prior year.

Income Tax Expense/Benefit. Income Tax Expense increased $314 for the three months ended June 30, 2005 relative to the same three month period of 2004 and is attributed entirely to Fiji.

Net Loss To common stockholders.  Net loss to common stockholders at June 30, 2005 was $1,388,231 compared to a net loss of $2,795,094 for the three months ended June 30, 2004. The reduction in net loss by 50.3% during the second quarter of 2005 is directly related to less activity within the construction segment of the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at June 30, 2005:

Uncompleted contracts as of December 31, 2004	$219,252
Adjustments to prior estimates	914,491

1,133,743

Less: Construction revenue for the six months ended June 30, 2005	1,114,573

Balance at June 30, 2005	$19,170

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

Part II — Other Information

Item 1. Legal Proceedings

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

•                  During May of 2005, the Company issued 2,103,401 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,051,700.

•                  On April 7, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On April 27, 2005 we issued 1,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds (continued).

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

Item 3.    Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other

None

Item 6.                                                         EXHIBITS AND REPORTS ON FORM 8-K.

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

Telesource International, Inc.
(Registrant)

Date: July 25, 2006	/s/ Nidal Zayed
Nidal Zayed
Acting President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Chief Financial Officer

Index to Exhibits

Exhibits
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation