Form 10QSB
period 2005-09-30
TELESOURCE INTERNATIONAL INC
filed 2006-07-25
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of January 31, 2006.

TELESOURCE INTERNATIONAL, INC.

Part I.   Financial Information

Item 1.   Financial Statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$714,382	1,972,729

Accounts receivable less allowance for doubful accounts of $17,211 at September 30, 2005 and $20,678 and December 31, 2004	2,228,297	4,840,313
.
Current portion of net investment in sales-type lease	2,092,980	1,951,040
Costs and estimated earnings in excess of billings	72,196	1,379,359
Prepaid expenses and other current assets	1,655,238	1,763,975
Total current assets	6,763,093	11,907,416

Net investment in sales-type lease — long term	5,945,923	7,533,885
Property, plant, and equipment, net	1,146,755	1,384,676
Other assets	42,548	24,757
Total assets	$13,898,319	20,850,734

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,829,309	5,332,340
Accounts payable	1,281,488	4,009,522
Accounts payable — related party	3,180,407	2,598,948
Accrued expenses	1,733,748	2,482,899
Billings in excess of costs and estimated earnings	—	108,643
Accrued losses on contracts in progress	—	1,985,557
Other current liabilities	61,500	—
Total current liabilities	9,086,452	16,517,909

Long-term debt - related party	1,080,000	2,580,000

Long-term debt	15,208,724	17,493,623

Total liabilities	25,375,176	36,591,532

Commitments and contingencies (note 8)

Stockholders’ deficit:

Convertible preferred stock, $0.01 par value, authorized 50,000,000 shares, none issued and outstanding at September 30, 2005 and December 31, 2004

Common stock, $0.01 par value authorized 100,000,000 shares 69,005,062 shares issued and outstanding at September 30, 2005 and 24,400,000 shares issued and 25,168,519 shares issuable at December 31, 2004, respectively	690,051	495,685

Additional paid-in capital	45,709,895	37,860,989
Accumulated deficit	(57,837,488)	(54,082,141)
Accumulated comprehensive income (loss), including foreign exchange	(39,315)	(15,331)
Total stockholders’ deficit	(11,476,857)	(15,740,798)

Total liabilities and stockholders’ deficit	$13,898,319	20,850,734

See accompanying notes to condensed consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Nine months ended September 30, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$1,140,683	13,207,487
Service fees — power generation plant	2,886,899	2,480,143
Service Fees	—	79,991
Service fees — related party	1,490	89,940
Rental income	520	318,918
Finance lease revenue	623,978	753,231
Gross revenues	4,653,570	16,929,710

Costs and expenses:
Construction costs	1,059,170	12,388,344
Construction costs — related party	83,943	5,080,596
Operation and maintenance costs — power generation plant	2,518,217	2,196,150
Costs of service	119,093	376,383
Provision for unbilled and uncollected accounts	15,512	1,308,380
Cost of revenues	3,795,935	21,349,853
Gross profit	857,635	(4,420,143)
Operating expenses:
Salaries and employee benefits	1,135,643	1,239,682
Occupancy and equipment	289,922	217,540
General and administrative	2,414,320	3,085,947
Total operating expenses	3,839,885	4,543,169
Operating loss	(2,982,250)	(8,963,312)
Other income/(expense):
Interest expense, net	(919,098)	(1,198,257)
Other income/(expense), net	132,898	30,915
Total other expense	(786,200)	(1,167,342)
Loss before income taxes	(3,768,450)	(10,130,654)
Income tax (benefit) expense	(13,104)	62,658
Net loss	(3,755,346)	(10,193,312)
Dividend on preferred stock	—	(716,625)
Net loss to common stockholders	(3,755,346)	(10,909,937)
Basic and diluted net loss per share	$(0.06)	(0.54)
Weighted average shares outstanding	58,494,959	20,157,511

See accompanying notes to condensed consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
Three months ended September 30, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$26,110	5,835,491
Service fees — power generation plant	1,043,655	684,819
Service fees	—	54,741
Service Fees — related party	77	89,940
Rental income	100	53,035
Finance lease revenue	196,667	240,763
Gross revenues	1,266,609	6,958,789

Costs and expenses:
Construction costs	25,903	3,141,038
Construction costs — related party	83,357	2,780,783
Operation and maintenance costs - power generation plant	923,326	669,323
Costs of service	38,305	144,805
Provision for losses on contracts in progress	—	234,857
Provision for unbilled and uncollected accounts	15,512	—
Cost of revenues	1,086,403	6,970,806
Gross profit	180,206	(12,017)

Operating expenses:
Salaries and employee benefits	232,481	424,883
Occupancy and equipment	131,283	70,477
General and administrative	720,161	900,220
Total operating expenses	1,083,925	1,395,580
Operating loss	(903,719)	(1,407,597)

Other income (expense):
Interest expense, net	(287,353)	(470,713)
Other income (expense), net	39,298	14,477
Total other expense	(248,055)	(456,236)
Loss before income taxes	(1,151,774)	(1,863,833)

Income tax benefit	—	(12,533)
Net loss	(1,151,774)	(1,851,300)

Dividend on preferred stock	—	238,875
Net loss to common stockholders	(1,151,774)	(2,090,175)

Basic and diluted net loss per share	$(0.02)	(0.09)

Weighted average shares outstanding	65,526,801	22,200,000

See accompanying notes to condensed consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004

Net Loss	(3,755,346)	(10,193,312)
Preferred Stock Dividend	—	(716,625)
Other comphensive loss:
Foreign currency translation adjustment	(23,984)	(30,559)

Comprehensive loss	(3,779,330)	(10,940,496)

TELESOURCE INTERNATIONAL, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Three months ended September 30, 2005 and 2004

	Three months Ended September 30,
	2005	2004

Net Loss	(1,151,774)	(1,851,300)
Preferred Stock Dividend	—	(238,875)
Other comphensive loss:
Foreign currency translation adjustment	7,671	0

Comprehensive loss	(1,144,103)	(2,090,175)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine months ended September 30, 2005

	2005	2004
Cash flows from operating activities:
Net loss	$(3,755,346)	(10,193,312)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	292,441	405,479
Provision for losses on contracts in progress	—	2,128,078
Loss on sale or disposal of fixed assets	6,240	—
Provision for unbilled and uncollected accounts	15,512	1,308,380
Effect of exchange rate changes on cash	(23,984)	(30,559)

Changes in assets and liabilities:
Receivables	2,596,504	(4,104,035)
Prepaid expenses and other current assets	108,737	(1,096,263)
Costs and estimated earnings in excess of billings	1,307,163	1,822,675
Net investment in sales-type lease	1,446,021	1,316,768
Other assets	(17,792)	27,043
Accounts payable	(2,728,034)	1,142,517
Accounts payable - related party	581,459	2,925,724
Accrued expenses	(749,152)	(866,893)
Billings in excess of cost and estimated earnings	(108,643)	655,995
Accrued loss on contracts in progress	(1,985,557)	—
Other liabilities	61,500	(161,251)
Net cash used in operating activities	(2,952,931)	(4,719,654)

Cash flows from investing activities:
Proceeds from sale of equipment	—	107,466
Capital expenditures	(60,758)	(332,248)
Net cash provided by (used in) investing activities	(60,758)	(224,782)

Cash flows from financing activities:
Proceeds from borrowings	—	4,300,000
Principal payments on borrowings	(4,787,930)	(4,347,120)
Principal payments on borrowings - related party	(1,500,000)
Proceeds from sale of common stock	8,043,272	5,200,000
Payment of preferred stock dividends	—	(477,750)

Net cash provided by financing activities	1,755,342	4,675,130

Net decrease in cash and cash equivalents	(1,258,347)	(269,306)

Cash and cash equivalents at beginning of period	1,972,729	1,487,280

Cash and cash equivalents at end of period	$714,382	1,217,974

Supplemental disclosure:
Cash paid during the year for interest	$853,815	1,138,794

See accompanying notes to condensed consolidated financial statements

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

2. Description of Business

Telesource has three main operating segments:  i) power generation, ii) construction of power plants and construction services and iii) brokerage of goods and services. The Company was incorporated in Delaware in 1994 and was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Stockholders of SHBC currently controls over 85% of the Company’s shares. Telesource common stock currently trades on the “pink sheets” under the ticker symbol “TSCI.”

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

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2004, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $3.8 million for the nine months ended September 30, 2005 and operating losses of $12.4 million, $5.2 million, and $3.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.  As of September 30, 2005, the Company’s current liabilities exceeded its current assets by $2.3 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support is operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of September 30, 2005 the Company had total outstanding debt of $19.1 million of which $2.3 million is due in the next twelve months. As of September 30, 2005 the Company had an accumulated deficit of $57.8 million and total stockholders’ deficit of $11.5 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial questions and doubt about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  Furthermore, SHBC has provided either a guarantee or letters of credit covering all of the Company’s debt totaling $19.1 million.

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

There was no stock based compensation granted in the nine months ended September 30, 2005 and 2004.

5. Long-term debt consists of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on
June 3, 2007, secured by an irrevocable standby letter of credit
for $625,000 issued by Bank of New York on behalf of SHBC	829,717	1,186,926

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on
June 3, 2007, secured by an irrevocable standby letter of credit for
$625,000 issued by Bank of New York on behalf of SHBC.	262,439	374,913

Commercial Bank of Kuwait loan, restructured during 2003,
due in monthly installments of $180,000 plus interest, from
February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two
shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become
due and payable.	9,400,000	11,020,000

Commercial Bank of Kuwait loan, due on September 30, 2005
with quarterly payment of interest of LIBOR + 25%.
Principal payment on maturity. Secured by a standby letter of credit issued by Al Ahli Bank of Kuwait for $7,875,000 and a guarantee from SHBC and two of SHBC’s shareholders.
In March 2005, this was refinanced with Arab Banking Corporation.	—	7,500,000

Sayed Hamid Behbehani & Sons (SHBC), annual interest payments at 6.0% of unpaid balance. Unsecured and maturing December 7,
2006. This loan was converted to common stock in November 2005.	1,080,000	2,580,000

Al Ahli Bank loan due on September 30, 2005 with variable
payment of interest of 6.25%. Secured by a guarantee from
Sayed Hamid Behbehani & Sons Co. In May 2005, this loan was
repaid.	—	2,540,494

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25%
plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	—

ANZ loans due April, July and September, 2005 with interest of 7.75%
payable in monthly installments. One loan was paid-off in full on April
13, 2005, while the other two were paid-off early on June 27, 2005.	—	133,904

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged
at 8.0%.	34,165	51,526

VB Holdings Motor Vehicle due on September 24, 2006 with monthly
principal and interest payments of $1,000. Interest is charged at 7.75%.	11,712	18,201

Total notes payable	19,118,033	25,405,964

Less current portion	2,829,309	5,332,340
Long-term portion	$16,288,724	20,073,624

Subsequent to September 30, 2005, during October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 with Australia and New Zealand Banking Group Limited (“ANZBGL”). Interest will be charged at the rate of 7.75% per annum. This facility is revolving and is subject to annual review. Also, in addition to the revolving credit facility, the Company entered into an FJD $200,000 master lease agreement to purchase motor vehicles and a Visa Business Credit Card facility of FJD 20,000.

The loan covenants with the Commercial Bank of Kuwait require that the Company provide annually, audited financial statements to the bank within 90 days of the Company’s year end. The Company has not provided the audited December 31, 2005 financial statements to the bank due to the delay in completing these financial statements. The Company has received a waiver for this covenant until September 30, 2006,.

The loan covenants with the Bank of Hawaii require that the Company provide annually, audited financial statements to the bank within 90 days of the Company’s year end and meet certain financial covenants. The Company is in violation of these covenants but has received a waiver from the bank for these violations.

6.              Stockholders Equity

Preferred Stock

At September 30, 2004, the Company had 9.8 million shares of Series A Cumulative Convertible Preferred Stock outstanding. Holders of the Preferred Shares were entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually, when and if declared by the Board of Directors. During the fourth quarter of 2004, these shares plus accumulated dividends were converted to common stock on a one for one basis at a conversion price of $1.00 per share. The Company accrued dividends of $0 and $716,625, at September 30, 2005 and September 30, 2004, respectively.

Common Stock

As of December 31, 2004, 49,568,519 shares of the Company’s common stock were issued or issuable. During the first three quarters of 2005, an additional 19,436,543 shares were issued or issuable for total common stock issued or issuable of 69,005,062 as of September 30, 2005.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities in the following transactions during the nine months ended September 30, 2005

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

7.             Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at September 30, 2005 and 2004.

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

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.  Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,977,500 USD at September 30, 2005).

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004
Construction cost	$83,943	$5,080,596

The following table summarizes all balances related to transactions with SHBC as of September 30, 2005 and as of December 31, 2004:

	September 30, 2005	December 31, 2004
Accounts payable	$2,993,251	$2,490,410

Computhink, Inc. charged the Company $63,869 and $88,078 for the nine months ended September 30, 2005 and 2004, respectively.  The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.  The Company owed Computhink $27,148 as of September 30, 2005 and $34,838 at December 31, 2004.

10.        Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of September 30, 2005, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $581,623.

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

	For the Nine Months Ended September 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$3,511,397	1,490	1,140,683	4,653,570
Interest income		—	—	—
Interest expense	101,065	—	818,033	919,098
Depreciation and amortization	101,247		191,194	292,441
Net income/(loss) to common stockholders	(1,802,894)	(202,685)	(1,749,767)	(3,755,346)
Total capital expenditures	60,758		—	60,758
Total assets	11,000,073	108	2,898,138	13,898,319

	For the Nine Months Ended September 30, 2004
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$3,439,569	—	13,490,141	16,929,710
Interest income	—	—	—	—
Interest expense	1,198,257	—	—	1,198,257
Depreciation and amortization	22,197	29,070	354,212	405,479
Income tax expense	62,658			62,658
Net income/(loss) to common stockholders	78,838	(29,070)	(10,959,705)	(10,909,937)
Total capital expenditures	42,600	9,500	280,148	332,248
Total assets	14,836,626	110,502	10,111,744	25,058,872

	For the Three Months Ended September 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,240,321	77	26,211	1,266,609
Interest income	—	—	—	—
Interest expense	42,316	—	245,037	287,353
Depreciation and amortization	50,149		53,667	103,816
Net income/(loss) to common stockholders	(737,616)	(121,649)	(292,509)	(1,151,774)
Total capital expenditures	15,675	—	—	15,675
Total assets	11,000,073	108	2,898,138	13,898,319

	For the Three Months Ended September 30, 2004
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,131,777	—	5,827,012	6,958,789
Interest income	-	—	—	-
Interest expense	470,713	—	—	470,713
Depreciation and amortization	6,399	11,218	137,160	154,777
Income tax benefit	(12,533)			(12,533)
Net income/(loss) to common stockholders	(173,974)	(11,218)	(1,904,983)	(2,090,175)
Total capital expenditures
Total assets	14,836,626	110,502	10,111,744	25,058,872

The basis used to attribute revenues to individual countries is based upon where the services are provided.  The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

As noted earlier, existing construction projects are near completion and these revenues and related costs will continue to decrease for the remainder of the year.

As indicated earlier, construction revenues declined in 2005 as a result of completing existing contracts without entering into any new contracts.

12.                       Subsequent Events

Between September 30, 2005 and December 31, 2005, the Company issued an additional 24,433,078 shares of common stock to existing shareholders which resulted in proceeds of $4,886,616.

Additionally, on November 9, 2005 the Company issued 19,683,078 shares of common stock in settlement of outstanding payables and debt due SHBC in the amount of $3,936,616.

In October 2005, the Company entered into a credit facility agreement up to FJD 350,000 ($208,425 USD at September 30, 2005) with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and subject to an annual review.  Also, in addition to the revolving credit facility, the Company entered into an FJD 200,000 ($119,100 USD at September 30, 2005) master lease agreement to purchase motor vehicles as well as a Visa Business Credit Card Facility of FJD 20,000 ($11,910 USD at September 30, 2005).

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

Results of Operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Revenues

Construction Revenues. Construction revenues decreased 91.4% to $1,140,683 from $13,207,487 for the nine months ended September 30, 2005 compared to September 30, 2004. The decrease was due to the near completion of all major construction projects.  The Company did not enter into any new construction contracts in 2005 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

 Service Fees — Power Generation Plant. Service fees — power generation plant increased 16.4% to $2,886,899 from $2,480,143 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is due to more energy demand in the Fiji plants.

 Rental Income. Rental income decreased to $520 from $318,918 for the nine months ended September 30, 2005  compared to the nine months ended September 30, 2004.  Rental income in 2004 was derived from an agreement to rent smaller generators to Fiji Electric Authority.  This agreement ended in 2004.

Finance Lease Revenues. Finance lease revenues decreased 17.2% to $623,978 from $753,231 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased 93.5% to $1,143,113 from $17,468,940 for the nine months ended September 30, 2005 compared to September 30, 2004. Construction costs include related party activity totaling $83,943 and $5,080,596 for the nine months ended September 30, 2005 and 2004, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 100.2% and 132.3% for the nine months ended September 30, 2005 and 2004, respectively. The negative margin in the first quarter of 2004 was due to the recognition of construction costs on the Adult Correction Facility in Saipan, a revised cost estimate on the prison project, and a revised cost estimate on the radio relay station in Cyprus.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased to $2,518,217 from $2,196,150 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulting primarily from an engine overhaul in the Fijian power plant.

Provision for Unbilled and Uncollected Accounts. The Company has recorded a provision for amounts related to the West Tinian Airport project located on Tinian in the amount of $1,308,380 for the nine months ended September 30, 2004.  A small adjustment to the provision in the amount of $15,512 was recorded during the third quarter of 2005.  Furthermore, in the fourth quarter of 2005 and first quarter of 2006, the Company successfully negotiated for a settlement of all amounts that were outstanding, and received payments during the fourth quarter of 2005 and the first two quarters of 2006.

Salaries and Employee Benefits.  Salaries and employee benefits decreased slightly to $1,135,643 from $1,239,682 for the nine months ended September 30, 2005 as compared to September 30, 2004. The decrease resulted from a smaller labor force caused by less construction activity.

Occupancy and Equipment. Occupancy and equipment expenses increased 33.3% to $289,922 from $217,540 for the nine months ended September 30, 2005 as compared to September 30, 2004. The increase in occupancy and equipment cost during the first nine months of 2005 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 21.8% to $2,414,320 from $3,085,947 for the nine months ended September 30, 2005 as compared to September 30, 2004. The decrease is attributed to cost cutting efforts being directed by management.

Other Expense, Net. Other expense decreased 32.7% to $786,200 from $1,167,342 for the nine months ended September 30, 2005 compared to September 30, 2004. The decrease is primarily attributed to a decrease in interest expense.

Net Loss To common stockholders.  Net losses to common stockholders were $3,755,346 and $10,909,937, respectively, for the nine months ended September 30, 2005 and 2004. The lower net loss during the first nine months of 2005 was attributed primarily to reduced activity in the Company’s construction segment.

Results of Operations for the three months ended September 30, 2005 compared to the three months ended
September 30, 2004

Revenues

Construction Revenues. Construction revenues decreased 99.6% to $26,110 from $5,835,491million for the three months ended September 30, 2005 compared to September 30, 2004. The decrease is due to the near completion of all major construction projects.  The Company has not entered into any new construction contracts and has changed its construction strategy to enter into only limited construction projects in partnership with one of its major investors, SHBC.

 Service Fees — Power Generation Plant. Service fees — power generation plant increased 152.4% to $1,043,655 from $684,819 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was due to more demand for energy in Fiji.

 Rental Income. Rental income decreased to $100 from $53,035 for the three months ended September 30, 2005  compared to the three months ended September 30, 2004.  Rental income in 2004 extended from an agreement to rent smaller generators to Fiji Electric Authority.  It ended in 2004.

Finance Lease Revenues. Finance lease revenues decreased 18.3% to $196,667 from $240,763 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased 98.2% to $109,260 from $5,921,821 for the three months ended September 30, 2005 compared to September 30, 2004. They include related party costs totaling $83,357 and $2,780,783, for respective periods which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. As noted earlier, the construction projects were completed during 2005 and the Company has not entered into any new construction contracts.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased to $923,326 from $669,323 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increased costs during 2005 were primarily attributed to an engine overhaul in Fiji.

Provision for Losses on Contracts in Progress. For the three months ended September 30, 2004, the Company estimated provision for warranty to be $234,857 for an expected loss on the Palau museum project.  An additional loss of $15,512 related to the Palau Museum project was reserved for during the third quarter of 2005.

Salaries and Employee Benefits.  Salaries and employee benefits decreased 45.3% to $232,481 from $424,883 the three months ended September 30, 2005 as compared to September 30, 2004. The increase was due to additional labor required to complete the prison project and staffing required to perform the distribution line upgrade in Tinian.

Occupancy and Equipment. Occupancy and equipment expenses increased 86.3% to $131,283 from $70,477 the three months ended September 30, 2005 as compared to September 30, 2004. The increase in occupancy and equipment cost during the third quarter of 2005 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 20.0% to $720,161 from $900,220 for the three months ended September 30, 2005 as compared to September 30, 2004. The decrease occurred due to cost cutting efforts at the direction of management.

Total Other Expense. Other expense decreased 45.6% to $248,055 from $456,236 for the three months ended September 30, 2005 compared to September 30, 2004. The decrease is attributed to a decrease in interest expense offset by an increase in other income.

Net Loss To common stockholders.  Net losses to common stockholders were $1,151,774 and $2,090,175, respectively, for the three months ended September 30, 2005 and 2004. The decrease in net loss during the third quarter of 2005 was due primarily to reduced activity in the construction segment of the Company.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work to be performed on uncompleted construction contracts accounted for using the percentage-of-completion method of accounting in progress at September 30, 2005:

Uncompleted contracts as of December 31, 2004	$219,252
New contracts, change orders and adjustments added during the first nine months of 2005	1,015,808

1,235,060

Less: Construction revenue for the nine months ended September 30, 2005	(1,140,683)

Balance at September 30, 2005	$94,377

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