Form 10KSB
period 2005-12-31
TELESOURCE INTERNATIONAL INC
filed 2006-07-31
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 0-2564

TELESOURCE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	6770	59-3671568
State or other jurisdiction of Incorporation or organization	PRIMARY STANDARD INDUSTRIAL CLASSIFICATION CODE NUMBER	I.R.S. Employer Identification No.

860 Parkview Blvd
Lombard, Illinois 60148

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s voting stock held by non-affiliates of the Registrant on December 31, 2005 was approximately $52,050.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on June 30, 2006: 93,438,140 shares.

Documents Incorporated by Reference

None

PART I

ITEM 1. BUSINESS

The terms “Telesource,” “Company,” “our,” and “us,” as used in this annual report, refer to Telesource International Inc.

You are cautioned that the Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10_KSB, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company’s plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of management and the Board. These forward-looking statements speak only as of the date this report is filed. The company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

1a) GENERAL

Telesource International (“Telesource” and/or the “Company”) is an international company engaged primarily in the operation of energy conversion power plants. The company previously operated as an international engineering and construction company and during 2005 completed all remaining construction projects. The Company has changed its marketing strategy in the construction market. The Company may seek new projects on a limited basis in coordination with other companies in possible joint venture partnerships. The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), which owns in excess of 85% of the Company’s outstanding shares. Telesource common stock currently trades on the “pink sheets” under the ticker symbol “TSCI.”

The Company conducts its operations through the parent company and its two subsidiaries located in four geographic locations. Telesource located in Lombard, Illinois U.S.A. is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. The Company’s subsidiary, Telesource Fiji, Ltd., is located on the island of Fiji where it maintains and operates diesel fired electric power generation plants for the sale of electricity in the country. Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji. The Company’s Mariana subsidiary, Telesource CNMI, Inc., is on the island of Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, the Company maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company was previously engaged independently in the construction of airports, correctional facilities, museum improvements, radio towers and single family homes. The Company’s new strategy, effective in 2006, will be to engage in construction activities in partnership with SHBC.

Power Plant Operation and Maintenance

Our agreement with the governmental agency in the Commonwealth of the Northern Mariana Islands is for the management of one of their power plants. Under the terms of this agreement, Telesource designed, financed and built the power plant. Telesource obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York branch. For the construction of the first phase of this power plant, Telesource is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

Telesource has a 20-year lease on the land on which the power plant is built, plus title to the entire plant and a two-month escrow account of no less than $360,000 on which Telesource has a first lien. In the event of the governmental agency is unable to meet its obligations either to make payments of monthly maintenance fees or on the promissory notes, Telesource may sell, lease, assign or transfer the power plant or any part of the plant equipment.

In the first phase of the project, the governmental agency also pays Telesource a production fee based upon a fixed fee per kilowatt-hour for each kilowatt-hour produced on its behalf. In the second phase, which added 10-megawatts of capacity, the governmental agency has agreed to pay Telesource an additional production fee per kilowatt-hour. In addition, the governmental agency pays Telesource a monthly service fee for operating and maintaining the power plant.

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

Potential Future Power Plant Construction and Power Supply

Based on previous experience, management believes there will be a growing demand for power around the world; however competition and deregulation could eliminate the financial feasibility of these projects and thereby prevent Telesource from taking advantage of the expected growth in demand. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. The most rapid expansion in electricity use is expected for developing Asia and Central and South America, with average annual growth rates exceeding 3.5 percent between 1999 and 2020. In the industrialized world, electricity consumption is expected to grow at a more modest pace. Slower population and economic growth, along with the market saturation of certain electronic appliances (such as washers and dryers) and efficiency gains from electrical appliances help to explain the expected slower growth of electricity use in the industrialized nations, although growing computer usage and the introduction of new electronic devices could modulate that trend in the future. Telesource also believes that those situations where the local governments lack the up-front funding to build the additional power plants will represent an opportunity for Telesource to find alternative solutions up to and including having Telesource locate the needed project financing. Without the additional energy, Telesource believes that many of the infrastructure upgrades envisioned by local governments will be unable to occur. In Telesource’s experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource a minimum amount of power consumption, coupled with long-term operation and maintenance contracts.

Telesource anticipates that these contracts will generally be secured by governmental guarantees, promissory notes, liens and collateral on the land and in the physical power plants.

Construction Services

As noted above, Telesource has implemented a new strategy for the construction market. SHBC’s depth of experienced personnel and success in the construction industry combined with Telesource’s experience and contacts will be the foundation for the Company’s future growth in this market segment. The Company has been pre-qualified for bidding on the construction of a United States Embassy in Fiji. Once the RFP for the embassy project is released, the Company intends on submitting a bid for this project. The Company has extensive experience in Fiji, primarily from operating power plants. Through this experience it has developed a strong understanding of the economic and business climate and has developed strong relations with local businesses. It is the Company’s intentions to obtain other opportunities in Fiji. Similarly, the Company’s extensive construction experience in the Commonwealth of Northern Mariana Islands has resulted in developing strong relationships within the government units as well as the business community. Additionally, the Company will rely heavily upon SHBC to provide more effective personnel to manage new construction projects. This in combination with implementing strong financial systems to monitor construction projects will provide stronger controls over project management.

Active Construction Projects and Services

The Company currently has no active construction projects. The Company completed the Adult Correctional Facility in Saipan during 2005. This project has a warranty period of up to three years for certain components, of which there have been no material claims.

Completed Construction Projects and Services

The Company has completed several projects in the last two years. These projects include the Adult Correction Facility in Saipan, building the New Palau National Museum on the island of Palau. In addition, the Company completed constructing a 7,800 linear foot airport runway on the Island of Tinian. (See Commitments and Contingencies in the footnotes to the financial statements)

Power Generation Construction Projects

Telesource’s power generation business involves building power plants, operating power plants for a contracted period of time, selling wholesale power to the client to be distributed on their power grid and the transfer of the ownership of the properties to the client at the end of the contract.

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

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The two power plants are located in Kinoya and Vuda, Fiji. Telesource and the Fiji Electric Authority have completed and executed the Energy Conversion Agreement. The Company is in the process of completing negotiations to manage a recently newly built power plant in Kinoya. The

Company will be responsible for managing the power plant and will receive additional fees for providing these services.

In 2000, Telesource was contracted to expand two existing power stations in Fiji, and to add additional power generators with a combined production capacity of 32 MWh for a fixed price of approximately $12.1 million. This project was completed in late 2001 at a cost of $11.1 million. Performance for this contract was divided between Telesource and Telesource Fiji, Ltd., a subsidiary of Telesource International, based on the location and type of service to be performed. The contract with the customer reflected this arrangement. This contract was a performance pay contract (i.e., as specified milestones were reached, Telesource billed the customer and receives payments within 30 days).

Sales and Marketing Strategies

The company has determined that it will be very selective and enter into new construction projects in a joint venture with SHBC. Meanwhile, a significant focus of its marketing efforts will be in the power generation business. Telesource’s power generation projects are obtained through a public bid process, and clients are either governments or governmental agencies. In obtaining contracts:

• Telesource reviews market trends in the geographic locations it presently operates, specifically Fiji and Saipan. Telesource’s research also includes analyzing numerous government documents and reviewing previous and current requests for management of power generation facility bids.

• Telesource is actively involved in public relations with the governments and agencies that might contract for Telesource’s services. Much of this effort is informational, learning the specific needs of each governmental agency while at the same time explaining what services Telesource has to offer.

• Telesource has created and provides to potential clients a survey to help governmental agencies evaluate whether Telesource’s resources and services might be more efficient and cost-effective than their current system.

Competition

The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity, which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities that have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like Telesource. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations, which Telesource expects could continue to increase competition. Telesource does not believe the Tinian power plant would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years.

Telesource also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In some cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of opportunities. Many of the companies competing in this market have substantially greater resources. Telesource believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Telesource to continue to compete effectively in the development market if and when opportunities arise. Presently, Telesource believes there are a number of opportunities for project development worldwide for projects similar to those previously developed by Telesource. However, Telesource is currently evaluating whether it should seek development opportunities in other areas outside of the South Pacific to diversify its activities.

Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, Telesource may consider merger and acquisition proposals when they appear to present an opportunity to enhance stockholder value. Telesource is not involved in any of these discussions or negotiations at this time and there can be no assurance that any opportunities will develop.

Customer dependence

Telesource depends on two customers for power-generation revenues. The loss of either single customer could cause Telesource’s revenues to decline.

Since March 1999, Telesource began deriving a portion of its revenues from the sale of electric power. Under Telesource’s agreement with a governmental agency, the electrical power generated at Telesource’s power generation facility is owned by the governmental agency. Telesource is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource’s revenue base may not grow to support other operations.

Telesource operates two additional power plants for a period of 20 years within Fiji for one customer, the Fiji Electric Authority. Telesource is to operate the two power plants in Fiji by converting fuel provided by the customer into electricity for which Telesource receives a fee. The Fiji Electric Authority in turn sells the power produced to various users in Fiji. If the end-user customer defaults or increases in power use do not materialize as anticipated, Telesource’s revenue base may not grow to support other operations.

Energy Regulation

Telesource’s projects are subject to regulation under federal and local energy laws and regulations. Telesource is subject to the requirements established by its permitting authorities, i.e. the Department of Environmental Quality (“DEQ”) and the Environmental Protection Agency (“EPA”).

Presently, neither the Customer Choice Act nor proposed legislation dealing with U.S. energy policy directly impacts Telesource because the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, Telesource could be impacted in the future by, among other things, increases in competition as a result of deregulation. Telesource is actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

Telesource’s projects are subject to regulation under federal, foreign and local environmental laws and regulations and must also comply with the applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal and local agencies. As regulations are enacted or adopted in any of these jurisdictions, Telesource cannot predict the effect of compliance therewith on its business. Telesource’s failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, Telesource’s operating facilities may be forced to shutdown until the instances of non-compliance are corrected. Telesource is responsible for ensuring compliance of its facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Insurance and Bonding

Telesource maintains general and excess liability, construction equipment, and workers’ compensation insurance; all in amounts consistent with industry practices. Telesource believes its insurance programs are adequate subject to deductibles some of which are approximately $3.0 million.

Telesource was required to provide bonding for the airport runway project on the island of Tinian. This project has partial funding from the U.S. Government (the Federal Aviation Administration “FAA”) and consequently, U.S. Treasury Listed Bonding was required. During 2002, Telesource was required to provide bonding for the prison project on the island of Saipan. This project has partial funding from the U.S. Government and therefore, U.S. Treasury Listed Bonding was required. In order to secure the required bonding, Telesource’s largest shareholder, SHBC, provided a letter of credit to the surety equal to 100% of the contract value of $17 million. Telesource’s ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. During 2005, the Company was released from the bonding requirement and consequently, SHBC was also released from the letter of credit requirements.

Employees

Telesource, as of January 2006, employed 111 people, consisting of 14 employees in management, 7 engineers and technical staff members, 9 support staff members and 81 hourly employees. All of Telesource’s employees are nonunion workers, although Telesource may employ union subcontractors from time to time.

Telesource’s non-engineering level employees are hourly workers, while its engineering and supervisory staffs are on monthly salaries.

Sources and availability of raw materials

Telesource relies on third parties for important raw materials and technical expertise. Telesource’s ability to enter into new engagements or to conduct the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Telesource relies on third-party suppliers for raw materials like wood, steel and concrete; for fabrication of technical equipment subsystems including diesel generation and technical expertise. Telesource’s ability to obtain cost-effective raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

•                  Third parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

•                  Third-party raw material suppliers, fabricators or technical expertise providers may decide not to provide Telesource with materials or services.

•                  Telesource has no long-term contracts with third-party suppliers of raw materials, fabrication services or technical expertise providers.

•                  Telesource’s third-party contracts are usually short term in duration and are cancelable by such third party.

Reports to Security Holders

The Company files various reports with Securities and Exchange Commission as required. Currently, the Company selected to file under the Small Business regulations and files 10-QSB and 10KSB’s.

The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549 or by calling 1-800SEC-0330. In addition the Company files electronically and their filings can be obtained at http://www.sec.gov.

ITEM 2. PROPERTIES

Properties

Telesource maintains leased office space and leases land for storage of construction equipment. Telesource’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands is leased for a term which extended through December 2004 and is currently on a month-to-month renewal. In the corporate offices in Illinois, Telesource has an office space leased through April, 2007. The Company’s office in the Republic of Palau was closed in August 2005. Management believes its existing arrangements for its office facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

The Commonwealth Port Authority (“CPA”) and Telesource were in negotiations over the final billing for the West Tinian Airport Project (“WTA”). As of December 31, 2004, Telesource had reflected approximately $1.8 million of retentions in accounts receivable related to the WTA. Approximately $891,000 of the outstanding retention receivable was collected in 2005 in connection with a partial settlement agreement that was entered into in August 2005. Telesource claimed that in addition to the remaining unpaid retentions receivable recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract. During 2005 and 2006, the Company has collected the full December 31, 2004 outstanding retention, as well as additional amounts in settlement of all claims. The Company had a continuing warranty obligation for three years from the date of final acceptance for which there were no material claims.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. The Company recorded a $300,000 estimated loss during the year ended December 31, 2004. Telesource has denied any liability and will aggressively defend itself to dismiss this claim.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,870,000 USD at December 31, 2005).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. On November 1, 2001, Telesource’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “TSCI” and currently is traded in the Pink Sheets. Prior to that time, Telesource’s common stock was not listed for trading.

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported by the Over-the-Counter Bulletin Board since November 1, 2001:

	HIGH	LOW
2005
First Quarter	0.02	0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

2004
First Quarter	1.10	0.42
Second Quarter	1.15	0.42
Third Quarter	0.42	0.02
Fourth Quarter	0.02	0.02

On the most recent trade date of January 27, 2006, the stock traded at $.25 per share for 1,300 shares.

HOLDERS. As of December 31, 2005, there were 184 shareholders of record.

Equity Compensation Plans

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

	December 31, 2005		December 31, 2004
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	225,000	$1.25	225,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	225,000	1.25	225,000	1.25
Options exercisable at December 31	225,000	1.25	225,000	1.25
Shares available for future grant at December 31	60,000		60,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2005, no options had been awarded under this plan.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities in the following transactions during 2005:

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

•                  On November 28, 2005 we issued 3,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $600,000.

The funds received from these sales were used to reduce long term debt, vendor payables and support on-going operations.

ITEM 6.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this annual report on Form 10-KSB.

HIGHLIGHTS

Revenues for the year ended December 31, 2005 were $5.9 million compared to $20.7 million for the year ended December 31, 2004. Net loss to common stockholders was $5.4 million for 2005, a decrease of $12.1 or 69.2%  from 2004’s $17.5 million loss.  Basic and diluted net loss to common stockholders per share was $0.08 per share for 2005 compared to $0.83 per share for 2004.

Liquidity

As of December 31, 2005, the Company’s total liabilities exceed total assets by $8.2million.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of December 31, 2005 the Company had total outstanding debt of $17.3 million of which $2.8 million is due in 2006. As of December 31, 2005 the Company had an accumulated deficit of $59.4 million and total stockholders’ deficit of $8.2 million.

The Company incurred operating losses of $4.7 million and $12.4 million for the years ended December 31, 2005 and 2004, respectively. The Company incurred net losses to common stockholders of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively.

Cash used in operating activities was $3.5 million and $7.4 million for the years ended December 31, 2005 and 2004 respectively. Funds provided by net borrowings and stock sales amounted to $2.0 million and $7.7 million for the years ended December 31, 2005 and 2004, respectively.

During 2005 management worked to address operating and working capital deficits by continuing its efforts to eliminate its most unprofitable business segment, specifically construction. As reported in Item 5, herein, management has raised $9.0 million in 2005 through the issuance of common stock.  In addition, the Company was previously able to raise $6.4 million through the sale of common stock during 2004. Such sales were made in private, unregistered sales of the Company’s securities.  The additional equity raised during 2005 was used to pay down debt and fund continuing operations. Much of the debt obligations coming due during 2005 are project financing based and the Company repaid a portion of these obligations with cash generated through the collection of project receivables and billings.  These collections on the projects along with the expected additional equity were sufficient to cover Telesource’s 2005 obligations.  The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company. SHBC has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $17.3 million.

The Company plans to raise approximately $4.4 million of funding from its principle shareholder, SHBC, in 2006. As of June 30, 2006 the Company has received $2.7 million of these anticipated funds through loans with SHBC related companies. In addition, management expects to have shareholders increase the authorized number of common stock shares at its 2006 annual general meeting. Upon obtaining the increased share authorization, management expects to convert the funds it received in 2006 from debt into equity.

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, (“CNMI”) and construction of power plants occurred in Fiji. Construction services occurred in the CNMI and the Republic of Palau while trading activities occurred in the United States and the CNMI. Telesource has completed all construction projects, except for certain warranty work associated with the Adult Correctional Facility located in Saipan. Telesource as noted earlier is changing its construction strategy. Telesource is concentrating its efforts on expanding its power generation services in the Pacific region.

OVERVIEW

During 2005, total assets decreased from 2004 by $8.9 million due primarily to the reduction in our construction segment.  Cash decreased by $1.5 million as we reduced our construction related payables.  Similarly, our construction receivables also decreased as we received payments from our customers and such funds were applied to construction related payables.  Costs and estimated earnings in excess of billings decreased by $1.4 million, as we completed our construction related contracts.  Net investment in sales-type lease was reduced by $2.0 million, through the normal amortization of the sale/leaseback amount related to the construction agreement of the Tinian power plant.  Property, plant and equipment decreased by $818,586 due primarily to the sale or write down of impaired construction assets.

The Company’s, vendor payable liabilities also decreased by $5.4 million as we reduced our vendor payable balances to construction related vendors.  In addition, we also reduced our total long term debt by $8.0 million from the proceeds received through the combination of equity sales as well as conversion of certain debt to equity.  The sales of the securities were primarily to SHBC and their affiliates.

Total revenues decreased by $14.8 million due primarily to the decrease in construction related activities.  Power generation revenues increased by $614,357.  Cost of revenues decreased by $20.8 million, again due to reduced construction activity.

Operating expenses decreased by $1.7 million in 2005 primarily as a result of reduced services from outside legal, accounting and other professional services.

RESULTS OF OPERATIONS

Comparison of the twelve months ended December 31, 2005 and 2004

Service Fees - Power Generation Plant. Service fees - power generation plant increased 19.0% to $3.8 million in 2005 from $3.2 million in 2004. The increase in service fees - power generation plant is attributed to the $.6 million in revenues from the operation and maintenance of two diesel power plants in Fiji for the entire year of 2006.  The service fees are a function of the amount of energy demand, which in turn is produced by the engines we operate and maintain.  In 2005, demand was high and all of the engines were operating during the year, unlike the previous year when one of the engines required a major overhaul.  The power generation revenues at the Tinian power plant were unchanged at $1.1 million in 2005 from 2004.

Construction Revenues - Construction revenues, including related party, decreased 92.2% to $1.2million in 2005 from $16.0 million in 2004. The decrease in construction revenues is attributed to management’s efforts to wrap up its older construction contracts. The backlog of remaining construction projects is $0.0  at December 31, 2005.  This reflects management’s efforts to complete existing contracts and implement its new strategy of joint venturing with SHBC on new projects. Telesource has been pre-qualified to bid on a United States Embassy project Fiji.  It is the Company’s intention to submit a bid in conjunction with SHBC for the construction of a new embassy in Fiji.

Service Fees - Sales decreased 100% to $0 in 2005 from $95,788 in 2004. Reduced demand for ancillary services provided by Telesource.  In general these services are not likely to reoccur in the future.

Service Fees – related party - . Service fees decreased to $7,062 in 2005 down from $89,940 in 2004.  The decrease was due to a reduced demand for our services in locating products to be used by SHBC.

Rental Income - Rental income decreased 90.2% in 2005 to $28,420 from $288,899 in 2004. The decrease in rental income was a result of the termination of two separate short term lease agreements with Fiji Electric Authority and the government of Guam.  The lease agreements were to provide temporary power generation equipment.

Finance Lease Revenues. Finance lease revenues decreased 17.7% to $0.8 million in 2005 from $1.0 million in 2004. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales type lease is fully amortized in March 2009.

Expenses

Construction Costs - Total construction costs (including related party and third party) decreased 94.6% to $1.1 million in 2005, down from $21.3 million in 2004. This decrease reflects the completion of existing construction contracts during in 2005.  The Company had not negotiated any new contracts during 2005.

Provision for Warranty Expense: Provision for warranty represents a contingent liability for the Koblerville project at December 31, 2004.

Provision for Unbilled and Uncollected Contracts-   Provision for unbilled contracts in progress decreased to $21,572 from $1,329,058 in 2004. The 2005 expense was for some minor amounts related to the Adult Correctional Facility.  The 2004 amount was an estimate of a write off uncollectible accounts.

Operation and Maintenance Costs – Power Generation Plant - Operation and maintenance costs — power generation plant increased 41.3% to $4.1 million in 2005 from $2.9 million in 2004.  The increase was due to the major overhaul of three engines in Fiji as well as purchases of spare parts  required for rebuilding of engines in Tinian.

Salaries and Employee Benefits -   Salaries and employee benefits decreased by $253,171 due to management’s continuing efforts to reduce costs during 2005 through staff reductions.

Occupancy and Equipment - Occupancy and equipment expenses increased 14.5% to $366,957 in 2005 from $320,533 in 2004. The slight increase was a result of cost associated with closing an office in Saipan and the land rent for the idle construction equipment.

 General and Administrative Expenses -   General and administrative expenses decreased 34.4% to $3.2 million in 2005 from $4.9 million in 2004. The decrease is due to lower professional fees during 2005 for audit, legal and other outside professional fees.

Impairment of long-lived assets increased by 13.0% to $385,926 from $341,392 in 2004, due to the decline in the construction segment.  Consequently, the Company reviewed all fixed assets, particularly the construction related assets and determined that certain items were impaired.

Other income/ (expense) -  Other expense decreased to $685,423 in 2005 from $1.4 million in 2004 due to lower interest expense as a result of decreasing the Company’s long term debt.

Income Tax Expense - Telesource recognized an income tax credit of $12,932 in 2005 and $74,435 in 2004 resulting from the reversal of a 2003 tax accrual which had occurred due to compliance with Fijian Internal Revenue Department tax regulations. Telesource had net operating loss carry forwards for U.S. purposes at December 31, 2005 of approximately $11.2 million.  The Company has approximately $36.2 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

SUBSEQUENT EVENTS

None

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005 and 2004

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Telesource International, Inc.
Lombard, Illinois

We have audited the accompanying consolidated balance sheets of Telesource International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' deficit, comprehensive loss and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company has suffered recurring loses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
June 23, 2006

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$477,944	1,972,729
Accounts receivable less allowance for doubful accounts of $26,177 at December 31, 2005 and $20,678 at December 31, 2004.	2,021,136	4,840,313
Accounts receivable — related party	10,397	—
Current portion of net investment in sales-type lease	2,142,552	1,951,040
Costs and estimated earnings in excess of billings	3,670	1,379,359
Prepaid expenses and other current assets	1,316,841	1,763,975
Total current assets	5,972,540	11,907,416
Net investment in sales-type lease – long term	5,391,333	7,533,885
Property, plant, and equipment, net	566,090	1,384,676
Other assets	42,358	24,757
Total assets	$11,972,321	20,850,734
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$3,131,938	5,332,340
Accounts payable	1,051,622	4,009,522
Accounts payable — related party	133,289	2,598,948
Accrued expenses	1,674,919	2,482,899
Billings in excess of costs and estimated earnings	—	108,643
Accrued losses on contracts in progress	—	1,985,557
Other current liabilities	22,739	—
Total current liabilities	6,014,507	16,517,909
Long-term debt - related party	—	2,580,000
Long-term debt	14,201,531	17,493,623
Total liabilities	20,216,038	36,591,532
Commitments and contingencies (note 16)

Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at December 31, 2005 and 2004.
Common stock, $0.01 par value, authorized 100,000,000 shares. 93,438,140 shares issued and outstanding at December 31, 2005 and 24,400,000 shares issued and 25,168,519 shares issuable at December 31, 2004, respectively	934,381	495,685
Additional paid-in capital	50,352,181	37,860,989
Accumulated deficit	(59,448,751)	(54,082,141)
Accumulated comprehensive income (loss), including foreign exchange	(81,528)	(15,331)
Total stockholders’ deficit	(8,243,717)	(15,740,798)
Total liabilities and stockholders’ deficit	$11,972,321	20,850,734

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

	2005	2004
Revenues:
Construction revenues	$1,248,079	16,023,844
Service fees – power generation plant	3,841,366	3,227,009
Service Fees	—	95,788
Service Fees – related party	7,062	89,940
Rental income	28,420	288,899
Finance lease revenue	808,960	983,354
Gross revenues	5,933,887	20,708,834
Costs and expenses:
Construction costs	1,136,888	16,147,193
Construction costs – related party	—	5,185,333
Operation and maintenance costs - power generation plant	4,066,161	2,878,415
Costs of service	89,594	230,149
Provision for warranty reserve	—	300,000
Provision for unbilled and uncollected accounts	21,572	1,329,058
Cost of revenues	5,314,215	26,070,148
Gross profit	619,672	(5,361,314)
Operating expenses:
Salaries and employee benefits	1,379,765	1,632,936
Occupancy and equipment	366,957	320,533
General and administrative	3,181,143	4,849,735
Impairment of long-lived asset	385,926	241,970
Total operating expenses	5,313,791	7,045,174
Operating loss	(4,694,119)	(12,406,488)
Other income/(expense):
Interest expense, net	(1,118,386)	(1,508,277)
Other income/(expense), net	432,963	129,015
Total other expense	(685,423)	(1,379,262)
Loss before income taxes	(5,379,542)	(13,785,750)
Income tax benefit	(12,932)	(74,435)
Net loss	(5,366,610)	(13,711,315)
Dividend on preferred stock	—	3,739,929
Net loss to common stockholders	(5,366,610)	(17,451,244)
Basic and diluted net loss per share	$(0.08)	(0.83)
Weighted average shares outstanding	64,350,919	21,108,652

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss
Years ended December 31, 2005 and 2004

			Common stock		Additional			Accumulated	Total
	Preferred stock			Par	paid-in	Accumulated	Comprehensive	comprehensive	stockholders’
	Shares	Value	Shares	value	capital	deficit	loss	income (loss)	deficit
Balance at December 31, 2003	9,799,999	$14,700,000	17,000,000	$170,000	$7,777,225	$(36,630,897)		$17,157	$(13,966,515)
	—
Sale of common stock - 5,200,000 shares at $1.00 per share	—	—	5,200,000	52,000	5,148,000	—	—	—	5,200,000
Sale of common stock - 2,355,493 shares at $0.50 per share			2,355,493	23,555	1,154,191	—	—	—	1,177,746
Conversion of Preferred Stock into Common Stock at $1.50 per share	(9,799,999)	(14,700,000)	9,799,999	98,000	14,602,000	—	—	—	—
Conversion of debt and interest into Common Stock at $0.50 per share	—	—	12,139,048	121,390	5,948,134	—	—	—	6,069,524
Net loss at December 31, 2004	—	—	—	—	—	(13,711,315)	(13,711,315)	—	(13,711,315)
Preferred Dividend						(3,551,729)			(3,551,729)
Conversion of Preferred Dividends into Common Stock			3,073,979	30,740	3,043,239				3,073,979
Issuance of 500,000 common stock warrants granted in September 2004					188,200	(188,200)
Foreign currency translation adjustment	—	—	—	—	—	—	(32,488)	(32,488)	(32,488)
Comprehensive loss							$(13,743,803)
Balance at December 31, 2004	—	$—	49,568,519	$495,685	$37,860,989	$(54,082,141)		$(15,331)	$(15,740,798)

Sale of common stock - 12,186,543 shares at $0.50 per share	—	—	12,186,543	121,865	5,971,407	—	—	—	6,093,272
Sale of common stock - 2,500,000 shares at $0.40 per share	—	—	2,500,000	25,000	975,000	—	—	—	1,000,000
Sale of common stock - 9,500,000 shares at $0.20 per share	—	—	9,500,000	95,000	1,805,000	—	—	—	1,900,000
Conversion of debt into common stock 19,683,078 shares at $0.20 per share	—	—	19,683,078	196,831	3,739,785	—	—	—	3,936,616
Net loss at December 31, 2005	—	—	—	—	—	(5,366,610)	(5,366,610)	—	(5,366,610)
Foreign currency translation adjustment	—	—	—	—	—	—	(66,197)	(66,197)	(66,197)
Comprehensive loss							$(5,432,807)
Balance at December 31, 2005	—	$—	93,438,140	$934,381	$50,352,181	$(59,448,751)		$(81,528)	$(8,243,717)

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(5,366,610)	(13,711,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	385,908	492,694
(Gain) on disposal of fixed assets	(23,097)	(122,658)
Interest expense paid through issuance of common stock	—	139,524
Provision for unbilled and uncollected accounts	21,572	1,329,058
Impairment of long-lived assets	385,926	341,392

Changes in assets and liabilities:
Receivables	2,787,201	(504,564)
Prepaid expenses and other current assets	447,134	(1,371,268)
Costs and estimated earnings in excess of billings	1,375,689	2,181,093
Net investment in sales-type lease	1,951,040	1,776,646
Other assets	(17,601)	103,306
Accounts payable	(2,957,902)	(2,226,701)
Accounts payable - related party	390,957	1,941,330
Accrued expenses	(807,973)	2,434,651
Billings in excess of cost and estimated earnings	(108,643)	—
Accrued loss on contracts in progress	(1,985,557)	—
Income taxes payable	—	(74,947)
Other liabilities	22,739	(86,304)

Net cash used in operating activities	(3,499,217)	(7,358,063)

Cash flows from investing activities:
Proceeds from maturity of certificate of deposit	—	—
Proceeds from sale of equipment	139,400	460,330
Capital expenditures	(69,550)	(267,872)

Net cash provided by (used in) investing activities	69,850	192,458

Cash flows from financing activities:
Proceeds from borrowings	7,500,000	4,250,000
Proceeds of long-term debt - related party	—	2,580,000
Principal payments on borrowings - related party	(1,500,000)	—
Principal payments on borrowings	(12,992,493)	(5,046,455)
Proceeds from sale of common stock	8,993,272	6,377,747
Payment of preferred stock dividends	—	(477,750)

Net cash provided by financing activities	2,000,779	7,683,542
Effect of exchange rate changes on cash	(66,197)	(32,488)
Net increase (decrease) in cash and cash equivalents	(1,494,785)	485,449

Cash and cash equivalents at beginning of year	1,972,729	1,487,280

Cash and cash equivalents at end of year	$477,944	1,972,729

Supplemental disclosure:
Cash paid during the year for interest	$1,029,088	1,325,248
Cash paid during the year for income taxes	—	—

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

The Company conducts its operations through the parent and its two subsidiaries. The Company’s Telesource International division includes its trading business. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles construction and management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands. The Company’s second subsidiary, Telesource Fiji, Ltd., handles the Company’s power generation activities in Fiji.

Telesource has three main operating segments: power generation and construction of power plants, trading and construction services. The power generation activities commenced in March 1999.

(2)                     Summary of Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource International ,Telesource CNMI Inc., and Telesource Fiji, Ltd. All significant intercompany transactions and accounts have been eliminated.

(b)                      Going Concern

As of December 31, 2005, the Company’s total liabilities exceeded its total assets by $8.2 million. The Company relies heavily on financing from banks as well as its principle investors, SHBC to support its operations. As of December 31, 2005 the Company had total outstanding debt of $17.3 million of which $2.8 million is due in 2006 and $10.0 million is due in 2007. As of December 31, 2005 the Company had an accumulated deficit of $59.4 million and total stockholders’ deficit of $8.2 million.

The Company incurred a net loss to common stockholders of $5,366,610 and $17,451,244 for the years ended December 31, 2005 and 2004, respectively.

Cash used in operating activities was $3,499,217 and $7,358,063, for the years ended December 31, 2005 and 2004, respectively. Funds provided by net borrowings and stock sales amounted to $2,000,779 and $7,683,542 for the years ended December 31, 2005 and 2004, respectively.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial doubt and questions about the Company’s ability to

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

continue as a going concern. The Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

Although the Company has been experiencing a net working capital deficiency, as well as recurring losses and negative cash flows from operations, the Company plans to raise approximately $4.4 million of funding from its principle shareholder, SHBC in 2006. As of June 30, 2006, the Company has received $2.7 million of these anticipated funds through loans with SHBC related companies. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has begun to assess each of the business segments and is developing a strategy to improve the financial condition of the Company. Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company.

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

(e)                       Deposits in Excess of Federal Deposit Insurance Corporation Insurance

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of December 31, 2005, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $179,645.

(f)                         Revenue Recognition

The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and estimated total projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)                      Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2005 and 2004 Telesource recognized asset impairment charges of $385,926 and $341,392, respectively, related to certain construction equipment held by Telesource. See Note 6.

(i)                         Income Taxes

Telesource International, Inc., Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporation income tax returns. Telesource International, Inc. and Commsource International, Inc. are U.S. corporations that file separate U.S. corporate income tax returns. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return. There is no corporate income tax in Palau.

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

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $302,405 and $1,081,722 in 2005 and 2004, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. There was no stock based compensation granted in 2005 and 2004.

(m)                   Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity. The Company accounts for this maintenance as costs are incurred.

(3)                     Customer Concentrations

The Company has a concentration of risk with two significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were $1.9 million and $2.1 million for 2005 and 2004, respectively.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was $6.8 million and $9.0 million as of December 31, 2005 and 2004, respectively. The discounted value of the promissory notes was $5.9 million and $7.4 million at December 31, 2005 and 2004, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was $1.6 million and $2.1 million at December 31, 2005 and 2004, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 32.5% and 10.2% of the Company’s revenues for 2005 and 2004, respectively. Gross receivables for the investment in sales-type lease were $8.7 million and $11.5 million at December 31, 2005 and 2004, respectively.

The second significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $2.7 million and $2.3 million in 2005 and 2004, respectively.

The Company previously had several construction contracts for projects to be completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company has not bid on any new contracts in 2005. However, it is the Company’s intention to bid on new construction contracts in conjunction with its major investor, SHBC.

(4)                     Accounts Receivable

Accounts receivable consist of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Construction contracts completed and in progress	$801,071	$1,698,211
Retainages	486,547	3,072,971
Trade and Other	770,092	89,809
	2,057,710	4,860,991
Less allowance for doubtful accounts	26,177	20,678
Net accounts receivable	$2,031,533	$4,840,313

Retainages are all due within the next 12 months. The allowance for doubtful accounts at December 31, 2005 and 2004 were $26,177 and $20,678, respectively. Direct write-offs of uncollectible accounts were $16,074 and $1,329,058 in 2005 and 2004, respectively.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)                     Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Long-term construction contracts in progress accounted for using the percentage-of-completion method consisted of:

	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$3,670	$32,603,724
Estimated earnings (loss)	0	(1,277,459)
	3,670	31,326,265
Less billings to date	0	32,041,106
	$3,670	$(714,841)
Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$3,670	$1,379,359
Billings in excess of costs and estimated earnings	0	(108,643)
Accrued losses on contracts in progress	0	(1,985,557)
	$3,670	$(714,841)

(6)                     Property, Plant, and Equipment

	2005	2004
Buildings/Leasehold improvements	$2,730	$192,022
Transportation equipment	286,778	499,980
Construction machinery and equipment	1,091,843	2,760,600
Office furniture and equipment	194,169	754,471
Computer and communication equipment	102,764	180,193
	1,678,284	4,387,266
Less accumulated depreciation and amortization	1,112,194	3,002,590
Net property, plant, and equipment	$566,090	$1,384,676

Total depreciation expense was $385,908 and $492,694, in 2005 and 2004, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

The Company recognized an asset impairment charge of $385,926 in 2005 and $341,392 during 2004 attributable to construction equipment to be sold during 2005 and 2006 and the write- off of abandoned assets. The Company has reported $385,926 and 241,970 in 2005 and 2004 of this impairment in operating expenses and $99,421 in construction costs in 2004.

(7)                     Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2005 and 2004 were not in excess of the estimated fair value of the services performed.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997
	2005	2004	inception
Guaranteed monthly payment	$6,840,000	$9,000,000	$21,600,000
Minimum operation and maintenance fee	1,900,000	2,500,000	6,000,000
Total minimum lease payments receivable	8,740,000	11,500,000	27,600,000
Less unearned income	1,206,115	2,015,075	9,750,000
Net investment in sales-type lease	$7,533,885	$9,484,925	$17,850,000

Current portion	$2,142,552	$1,951,040
Long-term portion	5,391,333	7,533,885

	$7,533,885	$9,484,925

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

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $1,120,560 and $1,078,392 for the years ended December 31, 2005 and 2004, respectively.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)                     Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of Credit for $625,000 issued by the Bank of New York on behalf of SHBC.	710,967	1,186,926

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	224,948	374,913

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	8,860,000	11,020,000

Commercial Bank of Kuwait loan, due on September 30, 2005 with quarterly payment of interest of LIBOR + 2.5%.Principal payment on maturity. Secured by a standby letter of credit issued by Al Ahli Bank of Kuwait for $7,875,000 and a guarantee from SHBC and two of SHBC’s shareholders. In March 2005, this was refinanced with Arab Banking Corporation.	—	7,500,000

Sayed Hamid Behbehani & Sons (SHBC), annual interest payments at 6.0% of unpaid balance. Unsecured and maturing December 7, 2006. This loan was converted to common stock in November 2005.	—	2,580,000

Al Ahli Bank loan due on September 30, 2005 with variable payment of interest of 6.25%. Secured by a guarantee from Sayed Hamid Behbehani & Sons Co. In May 2005, this loan was repaid.	—	2,540,494

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	—

ANZ loans due April, July and September, 2005 with interest of 7.75% payable in monthly installments. One loan was paid-off in full on April 13, 2005, while the other two were paid-off early on June 27, 2005.	—	133,904

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	28,227	51,526

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	9,327	18,201

Notes Payable	17,333,469	25,405,964

Less current portion	3,131,938	5,332,340
Total long-term debt	$14,201,531	20,073,624

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Scheduled maturities of debt outstanding as of December 31, 2005 are as follows:

Years ending December 31:
2006	$3,131,938
2007	9,661,531
2008	2,160,000
2009	2,380,000
$17,333,469

The Company’s debt agreements contain various covenants. The Company was in violation of a debt covenant with Bank of Hawaii and the Commercial Bank of Kuwait requirement for the delivery of audited financial statements within 90 days of year-end. The Company was also in violation of certain financial covenants with the Bank of Hawaii. The Company has obtained waivers from both banks for violation of these covenants.

The loan covenants with the Bank of Hawaii require that the Company obtain written consent from the Bank for loans in excess of $2.0 million. Through July 31, 2006, the Company has borrowed $2.7 million from SHBC affiliated companies without obtaining written consent from the bank. Due to the covenant violation the entire debt with the Bank of Hawaii has been classified as current.

During 2004, the Company had a debt covenant violation on its loan with the Al Ahli Bank of Kuwait (“ABK”). The debt covenant required a payment to the bank of 50% of all collections on the radio relay station project in Tinian and the capitol relocation project in Palau. The Company failed to make the required payments to ABK when the collections occurred during the last half of 2004. This credit facility was renewed on October 3, 2004, with a maturity date of September 30, 2005. The Company paid-off the facility during the second quarter of 2005.

Subsequent to December 31, 2005, the Company repaid its loan with ANZ bank which matured on October 1, 2004, and also transferred its loan of $7.5 million with the Commercial Bank of Kuwait to the Arab Banking Corporation (“ABC”). The loan transferred to ABC will mature on March 31, 2006.

(9)                 401K Plan

The Company has a 401K non-matching retirement plan named Telesource International, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

allowable maximum amount into a fund managed by Aetna. There were no contributions to this plan in 2004 or 2005.

(10)              Stockholder’s Equity

Preferred Stock

At December 31, 2005, the Company had 50.0 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these shares are issued nor outstanding as December 31, 2005. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

At December 31, 2003, the Company had 9.8 million shares of the Preferred Shares outstanding. Holders of the Preferred Shares were entitled to receive cumulative cash dividends at the annual rate of 6.5% per share payable semi-annually.

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

Holders of the Preferred Shares had no voting rights and the Preferred Shares ranked senior as to dividends and upon liquidation to the common stock.

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

Common Stock Offerings

As of December 31, 2005, 93,438,140 shares of the Company’s common stock were issued and outstanding, and as of December 31, 2004, 49,568,519 shares were issued or issuable.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2005 Telesource issued 24,186,543 Common Shares via 22 sales transactions totaling $10,336,616 in proceeds. Additionally, the Company issued 19,683,078 Common Shares in 4 debt conversion transactions totaling $2,593,271.

The Company sold 1,000,000 shares of common stock to an investor, Al Amal Investments, on January 27, 2004 at $1 per share. Proceeds from the sale were received by the Company on January 27, 2004.

The Company issued common stock to two investors who are related parties during the second quarter of 2004 in the amount of 4,200,000 shares at a price of $1.00 per share for a total consideration of $4,200,000. Subsequent to September 30, 2004 and during the fourth quarter of 2004, the Company sold common stock to two investors in the amount of 2,355,493 shares at a price of $0.50 per share for a total consideration of $1,177,747. During the fourth quarter of 2004, the Company agreed to convert all of the preferred stock into common stock on a one for one basis plus the accumulated current and present value of future dividends due on the preferred stock at a conversion price of $1.00 per share.

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

In 2003, Telesource issued warrants to certain purchasers of the Preferred shares for the purchase of 2,499,999 shares of Telesource’s common stock at an exercise price of $1.50 per share. The warrants issued in 2003 will expire on dates ranging from July 18, 2008 to December 15, 2008. As of December 31, 2005 there have been no exercises of these warrants.

 (11)   Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2005	2004
Numerator – basic and diluted loss per share Net loss	$(5,366,610)	$(13,711,315)
Less: Preferred stock dividends	—	(3,739,929)
Net loss available to common stockholders	$(5,366,610)	$(17,451,244)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	64,350,919	21,108,652
Basic and diluted earnings per share	$(0.08)	$(0.83)

Fully-vested options to purchase 225,000 shares of common stock granted under the 2000 non-employee director stock option plan, and 2,999,999 warrants were outstanding at December 31,

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2005, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

(12)   Stock Option Plans

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation for employee based stock compensation.

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

Changes in options outstanding are summarized as follows:

	December 31, 2005		December 31, 2004
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	225,000	$1.25	225,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	225,000	1.25	225,000	1.25
Options exercisable at December 31	225,000	1.25	225,000	1.25
Shares available for future grant at December 31	60,000		60,000

During 2006, Wes Marsh resigned as a Director. Participants of this plan have 90 days to exercise their options. As of July 20, 2006 he has not exercised his options.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2005, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2005, no options had been awarded under this plan.

(13)   Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Derivative financial instruments – Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize foreign exchange rate or interest risk.

Standby letters of credit and financial guarantees – The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $9.4 million and $9.1million at December 31, 2005 and 2004 respectively. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)   Related-party Transactions – Not described elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates was the sole stockholder of Telesource International prior to July 1999 and now own approximately 95.3% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees to provide assistance on contracts during 2005 and 2004.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	2005	2004
Construction revenues	$—	$—
Sales	7,062	89,940
Total related party revenues	$7,062	$89,940

The following table summarizes all balances related to transactions with SHBC as December 31, 2005 and 2004:

	December 31,
	2005	2004
Accounts payable to SHBC	$126,497	$2,490,410
Other current liabilities	—	—

The balance of accounts payable to SHBC was substantially due to costs of materials purchased by SHBC on behalf of Telesource for use on the airport and prison projects. In addition, the Company purchased various materials and equipment from SHBC in the amount of $171,481 and $5.2 million during 2005 and 2004, respectively. These materials and equipment were primarily for the prison project in Saipan and the projects on Guam and Palau.

The Company held an investment in Telebond Insurance Corporation at December 31, 2003 in the amount of $77,695. On November 9, 2004, the Company sold its investment in Telebond for $90,000 and recognized a gain of the sale in the amount of $4,194. The Company purchased insurance from Telebond and paid premiums of $0 and $130,349 during the year ended December 31, 2005 and 2004, respectively. Telebond provided employment bonds along with bid, performance, and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company’s former President and CEO, K.J. Semikian, had served on Telebond Insurance Corporation’s board of directors and was President of Telebond, and owned 10% of the stock of Telebond.

The Company paid Computhink, Inc. a total of $102,837 in 2005 and $84,623 in 2004. The payments to Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc. Nidal Zayed, Telesource’s Chief Executive Officer serves on the Board of Directors for Computhink. The Company owed Computhink $6,791 and $34,838, respectively, at December 31, 2005 and 2004. See note 16.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)   Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2005:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	(12,932)	—	(12,932)
	$—	$—	$—
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	(74,435	—	(74,435)
	$(74,435)	$—	$(74,435)

The foreign tax expense (benefit) was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 31%.

In 2005 and 2004 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Contribution carryover	$0	$10,000
Net operating loss carryforwards	16,620,000	14,700,000
Accrued expenses	95,000	202,500
Total gross deferred tax assets	16,715,000	14,912,500
Less valuation allowance	16,715,000	(14,912,500)
Net deferred tax asset	$—	$—
Deferred tax liability – excess tax over book depreciation	$—	$

The difference between the expected income tax benefit and the actual is attributable to the valuation allowance.

The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $16,715,000 and $14,912,500 respectively. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,802,500 and an increase of $2,307,784 , respectively. In assessing the realizability of deferred tax assets, management considers whether it is

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2005, the Company has total net operating loss carryforwards from U.S. operations of approximately $11 million and approximately $36 million from its operations in the Commonweath of Northern Mariana Islands and Fiji, respectively. The net operating loss carryforwards expire in the years 2017 through 2025. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34% and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004
Income tax benefit at statutory rate	$(1,829,050)	$(4,687,155)
Benefit not recognized due to valuation allowance	$1,816,118	$4,612,720

Provision (benefit) for income taxes	$(12,932)	$(74,435)

Effective tax rate	0%	0%

(16)   Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2005 are:

Years ending December 31,
2006	$81,892
2007	$31,639
2008	$6,198
2009	$4,351
2010	$1,088
TOTAL	$125,168

Lease expense was$157,781 and $169,270 for the years ended December 31, 2005 and 2004, respectively.

On May 1, 2005, the Company entered into a sublease with Computhink, Inc. for a term of two years. The sublease requires a base rental amount of $5,332 per month which includes rent and reception services.

Mr. Khajadour Semikan, the Company’s former Chief Executive Officer, had an employment agreement with the Company. His agreement was not renewed by the Board and his employment with the Company was terminated in August of 2005. Mr. Bud Curley, the Chief Financial Officer of Telesource, resigned from his position in August of 2005. Mr. Nidal Zayed was appointed Acting Chief Executive Officer by the Board in September, 2005. In addition, Mr. Greg Grosvenor was hired as the Chief Financial Officer of Company in August 2005. Mr. Grosvenor does not have an employment contract with the Company. Telesource entered into an employment agreement with Khajadour Semikian in June 1999, Nidal Zayed in August 1999, and Bud Curley in April 2001. The

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

term of the agreement with Mr. Semikian was from July 1, 1999 to July 1, 2002, which was extended to July 3, 2004. Under the terms of the agreement, Mr. Semikian was required to devote his full time to the Company’s business. The Company agreed to pay him an annualized base salary of $220,000 during 1999, increased to $270,000 in 2000. During 2004, the Company’s Board of Directors reduced Mr. Semikian’s salary to $216,000. Mr. Semikian did not receive any cash bonuses which, if awarded, would have been at the Board’s discretion.

The term of the agreement with Mr. Zayed was from September 1, 1999 to September 1, 2002, and was extended to July 3, 2004 and expired. Under the terms of the agreement, Mr. Zayed’s responsibilities comprise serving as the number two operating officer accountable for the full range of operations. The Company agreed to pay him an annualized base salary of $125,000 per year for the term of the agreement. The payment of cash bonuses to Mr. Zayed will be at the Board’s discretion. The Company has also agreed to provide Mr. Zayed with health insurance for him and his family along with a company car. Effective with the termination of Mr. Semikian’s employment, Mr. Zayed became the Company’s Acting CEO. His salary was increased to $165,000.

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

The Commonwealth Port Authority (“CPA”) and Telesource have completed negotiations over the final billing for the West Tinian Airport Project (“WTA”). As of December 31, 2004, Telesource has reflected approximately $1.8 million of retentions in accounts receivable related to the WTA. Approximately $891,000 of the outstanding retention receivable was collected in 2005 in connection with a partial settlement agreement which was entered into in August 2005. Telesource claims that in addition to the remaining unpaid retentions receivable recorded under the original contract terms and related to work performed through 2003 that it is also due additional amounts for work performed outside of the original scope of the contract. The Company has collected the December 31,2004 outstanding retention, as well as, additional amounts in settlement of all claims during 2005 and 2006. The Company had a continuing warranty obligation for three years from the date of final acceptance for which there were no material claims.

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

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,870,000 USD at December 31, 2005).

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

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

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

	December 31, 2005
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,678,746	$7,062	$1,248,079	$5,933,887
Interest expense, net	128,264	—	990,122	1,118,386
Depreciation and amortization	137,697	—	248,211	385,908
Income tax expense (benefit)	(12,932)	—	—	(12,932)
Net income (loss)	(3,462,542)	(88,417)	(1,815,651)	(5,366,610)
Total capital expenditures	69,550	—	—	69,550
Total assets	10,196,260	4,484	1,771,577	11,972,321

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2004
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,386,241	$185,728	$16,136,865	$20,708,834
Interest expense, net	1,128,855	—	379,422	1,508,277
Depreciation and amortization	27,597	1,462	463,635	492,694
Income tax expense(benefit)	(74,435)	—	—	(74,435)
Net loss	(824,190)	50,585	(12,937,710)	(13,711,315)
Total capital expenditures	30,434	—	237,438	267,872
Total assets	14,305,113	110,502	6,435,119	20,850,734

The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands in the amounts of $1,929,520 and $2,061,746 for 2005 and 2004, respectively. Power generation revenues for 2005 also include revenues from the Company’s operation and maintenance of three power plants in Fiji in the amount of $2,720,806 and $2,148,617 for 2005 and 2004, respectively.

Revenues from the Company’s related party, SHBC, were $7,062 and $89,940 for 2005 and 2004, respectively.

Revenues recognized within the construction segment were earned in Cyprus, Palau and in Tinian, the Commonwealth of the Northern Mariana Islands.

Revenues generated by the Company’s Guam office were none and $72,494 for 2005 and 2004, respectively. Other revenues recognized within the trading segment for all periods presented were earned in the United States.

Long-term assets located in the Commonwealth of the Northern Mariana Islands were $5.8 million and $8.9 million as of December 31, 2005 and 2004, respectively. Fixed assets located in Fiji were $138,917 and $141,339 as of December 31, 2005 and 2004, respectively.

(18)   Subsequent Events

Subsequent to December 31, 2005:

The Company obtained funds through various loan agreements with SHBC affiliated companies totaling $2.7 million. These loans have a term of one year with an interest rate at 6%.

Weston Marsh a director of the Company, resigned his position effective June 1, 2006. Mr. Marsh’s resignation was voluntarily tendered in response to the Company’s recent expressed desire to reduce the size of the Board from six members to five.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)   Supplementary Disclosure of Cash Flow Information

During 2005 and 2004, the Company had some non-cash transactions as follows:

During the fourth quarter of 2005, the Company agreed to issue 19,683,078 shares of common stock to SHBC, in payment of debt due SHBC amounting to $3,936,616.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Telesource is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

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

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts address the matters described above. Certain measures we have taken include, but are not limited to, the following:

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

As required by Rule 13a-15(b) of the Exchange Act, Telesource has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based upon the evaluation and the communication from our independent registered accounting firms, Telesource’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, Telesource’s disclosure controls and procedures were ineffective.

It will take some time before we have in place the rigorous disclosure controls and procedures, including internal controls and procedures, that our Board of Directors and senior management are striving for. As a result of our efforts, however, we believe that our Consolidated Financial Statements fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented and that this Form 10-KSB, and that this report contains the information required to be included in accordance with the Exchange Act.

During 2005, we continued to make improvements in our financial reporting by continuing to hire qualified personnel and refine our formal review processes. We will continue to assess our internal controls and procedures and will take any further actions that we deem necessary.

Changes In Internal Control Over Financial Reporting

During 2005, there were no changes in our internal control over the financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Report.

CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31 (2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 9a for a more complete understanding of the matters covered by the Certifications.

ITEM 8B. OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A former Director and CEO, Khajadour Semikian terminated his employment during 2005. Directors are elected for one-year terms and are elected at each annual meeting of stockholders.  As of December 31, 2005 Telesource’s Board of Directors were:

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

Nidal Zayed Age 44 Director Since 1998 Chief Executive Officer since 2005

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

Weston W. Marsh Age 55 Director Since 1999, resigned effective June 1, 2006.

Mr. Marsh is a member of the law firm Freeborn & Peters. Prior to joining Freeborn & Peters in September 1990, Mr. Marsh served as the Assistant General Counsel for the nation’s seventh largest railroad. Mr. Marsh obtained his law degree from the University of Illinois, where he graduated with honors, Order of the Coif, and was associate editor of the Law Review. He received his B.A. from Yale University and an M.B.A. from the University of Chicago, where he graduated first in his class.

Greg Grosvenor Age 54 Chief Financial officer Since August, 2005

Mr. Grosvenor has been Chief Financial Officer at several companies including a publicly traded restaurant chain AMCH, Smith Bucklin & Associates and Metropolitan Pier and Exposition Authority. In addition he formerly worked at Hyatt Corporation, Galileo, Anixter International and PriceWaterhouse Coopers. He is a CPA and graduated from Loyola University in 1976 with a B.A. majoring in accounting.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees of the Company. Copy of the Company’s code of ethics can be obtained by writing to Telesource International, 860 Parkview Blvd, Lombard, Il. 60148.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)

Nidal Zayed	2005	$141,385	$—	$22,302
Chief Executive Officer	2004	$128,000	$—	$22,302
	2003	$125,000	$—	$24,756

Khajadour Semikian (3)	2005	$161,200	0	$18,581
President and	2004	$263,919	$—	$27,871
Chief Executive Officer	2003	$278,167	$—	$59,931

(1)   Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International’s 401(k) Savings Plan.

(2)   Telesource provided a vehicle to Mr. Zayed at a cost of $ 11,036 in 2005 and $10,245 in 2004 . Telesource provided Mr. Zayed with health insurance for him and his family at a cost of , $7,605 in 2005 and $12,057 in 2004.

(3)   The former CEO, Mr. Semikian’s contract was not renewed by the Board in 2005 and consequently his last day of employment with the Company was August 31, 2005. Mr. Nidal Zayed, formerly the COO was promoted to the CEO position vacated by Mr. Semikian on September 1, 2005.

Stock Options

As of December 31, 2005 there were no stock options outstanding to any persons other than nonemployee directors.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 and $20,000 for 2005 and 2004, respectively. Such fees are paid in cash. For a discussion of Telesource’s executive team, please see Item 4. (a). Executive Officers of the Registrant

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2005 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company,  were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company as of September 30, 2005, whose salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)

Sayed Hamid Behbehani & Sons, Co. W.L.L. (3)	89,052,140	95.31%
K.J. Semikian (former CEO)	200,000	*
Max Engler(4)	95,000	*
Ibrahim Ibrahim	55,000	*
Jeff Adams	46,000	*
Ralph Beck	45,000	*
Weston Marsh (6)	45,000	*
Nidal Z. Zayed	—	*
	—	*
All Executive Officers and Directors as a Group (8 Persons)	261,000	1.1%

*      Less than 1%

(1)   Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Amounts include 45,000 options for non-employee directors. Weston Marsh resigned effective June 1, 2006.

(2)   Calculated on the basis of 93,438,140 shares of Common Stock outstanding as of December 31, 2005. Excludes 45,000 options that were exercisable within 60 days of December 31, 2005 held by non-employee directors. None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)   Includes 89,052,140 shares of Common Stock held by eight members of the Behbehani family or their affiliates.

(4)   Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International’s common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler.

(5)   As of December 31, 2005 there were no stock options outstanding to any persons other than nonemployee directors

(6)   Mr. Marsh resigned as a director effective June 1, 2006.

Shown below is information as of December 31, 2005 with respect to the shares of Common Stock that may be issued under Telesource’s equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	225,000	(1)	1.25	975,000	(2)

(1)   Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Telesource Common Stock under Telesource’s stock option plans.

(2)   Includes shares available for future issuance under Telesource’s stock option plans, excluding shares quantified under Column 1.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 95.3% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, and as guarantors on a $7,500,000 credit facility for Telesource with the Arab Banking Corporation of Bahrain. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure a $625,000 credit facility.

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

The Company held an investment in Telebond Insurance Corporation at December 31, 2003 in the amount of $77,695. On November 9, 2004, the Company sold its investment in Telebond for $90,000 and recognized a gain of the sale in the amount of $4,194. The Company purchased insurance from Telebond and paid premiums of $130,349 during the year ended December 31, 2004. Telebond provided employment bonds along with bid, performance, and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company’s former President and CEO, K.J. Semikian, had served on Telebond Insurance Corporation’s board of directors and was President of Telebond, and owned 10% of the stock of Telebond.

The Company paid Computhink, Inc. $102,837 in 2005 for rent, and computer support. The Company shares office space with Computhink in its Lombard office. Nidal Zayed, the Company’s Chief Executive Officer serves on the Board of Directors of Computhink. K.J. Semikian, Telesource’s former Chief Executive Officer formerly served on the Board of Directors for Computhink.

The Company held an investment in Telebond Insurance Corporation at December 31, 2003 in the amount of $77,695 which was sold in 2004. The Company purchased insurance from Telebond and paid premiums of $0 and $45,863, during the years ended December 31, 2005 and 2004, respectively. Telebond provides employment bonds along with bid, performance, and payment bonds for the Company’s projects. Telebond is not a U.S. Treasury listed bonding company. Most bid, performance, and payment bonds for the Company are secured from third party vendors. The Company’s former President and CEO, K.J. Semikian, served on Telebond Insurance Corporation’s board of directors and as President of Telebond, and owns 10% of the stock of Telebond.

ITEM 13. EXHIBITS

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

10.19	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 3 dated May 11, 2001**

10.20	Telesource International, Inc. 2000 Incentive Stock Option Plan **

10.21	Telesource International, Inc. 2000 Non-Qualified Stock Options Plan **

10.22	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **

10.23	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*
32.1	Section 1350 Certification — Chief Executive Officer *

32.2	Section 1350 Certification Chief Financial Officer *

99.1	Code of Ethics *

*     Filed herewith

**  Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, LJ Soldinger Associates LLC. The following table presents fees for professional services rendered by LJ Soldinger Associates LLC for the respective periods indicated:

SERVICES PERFORMED	2005	2004

Audit Fees (Note 1)	$285,000	$582,261
Audit-Related Fees (Note 2)	0	0
Tax Fees (Note 3)	9,500	12,220
All Other Fees (Note 4)	0	0

Total Fees	$294,500	$594,481

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

TELESOURCE INTERNATIONAL, INC.
(Registrant)

Date July 31, 2006	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON July 21, 2006.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/Jeffery Adams	Director
Jeffery Adams

/s/Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer
Greg Grosvenor