Form 10QSB
period 2006-03-31
TELESOURCE INTERNATIONAL INC
filed 2006-08-17
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐       No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Act).   Yes  ☐      No  ☒

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   ☐          No   ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

as of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$735,246	477,944
Accounts receivable less allowance for doubful accounts of $26,177 at March 31, 2006 and December 31, 2005.	1,612,905	2,021,136
Accounts receivable - related party	—	10,397
Current portion of net investment in sales-type lease	2,193,299	2,142,552
Prepaid expenses and other current assets	1,381,516	1,320,511
Total current assets	5,922,966	5,972,540
Net investment in sales-type lease – long term	4,823,607	5,391,333
Property, plant, and equipment, net	336,770	566,090
Other assets	42,358	42,358
Total assets	$11,125,701	11,972,321

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes payable - related Party	1,650,000	—
Current portion of long-term debt	$10,314,937	3,131,938
Accounts payable	736,572	1,051,622
Accounts payable – related party	23,001	133,289
Accrued expenses	1,418,575	1,674,919
Other current liabilities	36,169	22,739
Total current liabilities	14,179,254	6,014,507
		—
Long-term debt	6,314,709	14,201,531
Total liabilities	20,493,963	20,216,038

Commitments & contingencies (note 8)
Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at March 31, 2006 and December 31, 2005.
Common stock, $0.01 par value. Authorized 100,000,000 shares, 93,438,140 issued at March 31, 2006 and December 31, 2005.	934,381	934,381
Additional paid-in capital	50,352,181	50,352,181
Accumulated deficit	(60,513,813)	(59,448,751)
Accumulated comprehensive income (loss)	(141,011)	(81,528)
Total stockholders’ deficit	(9,368,262)	(8,243,717)
Total liabilities and stockholders’ deficit	$11,125,701	11,972,321

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three months ended March 31, 2006 and 2005

	2006	2005
Revenues:
Service fees – power generation plant	$916,922	988,157
Service Fees – related party	—	(955)
Rental income	—	420
Finance lease revenue	173,021	219,231
Construction revenues	—	380,345
Gross revenues	1,089,943	1,587,198
Costs and expenses:
Operation and maintenance costs - power generation plant	925,783	790,834
Costs of service	—	44,807
Construction costs	542	268,304
Construction costs – related party	—	31,973
Cost of revenues	926,325	1,135,918
Gross profit	163,618	451,280
Operating expenses:
Salaries and employee benefits	211,360	429,893
Occupancy and equipment	55,507	80,138
General and administrative	678,954	861,258
Total operating expenses	945,821	1,371,289
Operating loss	(782,203)	(920,009)
Other income (expense):
Interest expense, net	(294,206)	(321,647)
Other income/(expense), net	58,765	26,315
Total other expense	(235,441)	(295,332)
Loss before income taxes	(1,017,644)	(1,215,341)
Income tax expense	47,416	—
Net loss	(1,065,060)	(1,215,341)
Net loss to common stockholders	$(1,065,060)	(1,215,341)
Basic and diluted net loss per share	(0.01)	(0.02)
Weighted average shares outstanding	93,438,140	50,206,833

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three months ended March 31, 2006 and 2005

	Three Months
	Ended March 31,
	2006	2005

Net Loss	(1,065,060)	(1,215,341)
Other comphensive loss:
Foreign currency translation adjustment	(59,483)	(7,668)

Comprehensive loss	(1,124,543)	(1,223,009)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,065,060)	(1,215,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,339	89,840
Gain on sale or disposal of fixed assets	(39,524)	—

Changes in assets and liabilities:
Receivables	408,231	105,392
Receivables - related party	10,397	—
Prepaid expenses and other current assets	(61,004)	482,081
Costs and estimated earnings in excess of billings	—	807,893
Net investment in sales-type lease	516,979	470,769
Other assets	—	(21,842)
Accounts payable	(315,047)	(1,508,038)
Accounts payable - related party	(110,288)	409,387
Accrued expenses	(256,344)	(1,059,832)
Billings in excess of cost	—	473,885
Other liabilities	13,430	—
Net cash used in operating activities	(815,891)	(965,806)
Cash flows from investing activities:
Proceeds from sale of equipment	197,295	—
Capital expenditures	(14,626)	(6,602)
Net cash provided by (used in) investing activities	182,669	(6,602)
Cash flows from financing activities:
Proceeds from borrowings - related party	1,650,000	—
Principal payments on borrowings	(703,823)	(2,764,665)
Proceeds from sale of common stock	—	2,741,572
Net cash provided by financing activities	946,177	(23,093)
Effect of exchange rate changes on cash	(55,653)	(7,668)
Net increase/(decrease) in cash and cash equivalents	257,302	(1,003,169)
Cash and cash equivalents at beginning of period	477,944	1,972,729
Cash and cash equivalents at end of period	$735,246	969,560
Supplemental disclosure:
Cash paid during the year for interest	$383,965	264,443
Cash paid during the year for income taxes	$26,466	—

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Reclassifications

Certain prior period balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on the reported net loss.

2. Description of Business

Telesource has three main operating segments:  i) power generation, ii) construction of power plants and construction services and iii) brokerage of goods and services. The Company was incorporated in Delaware in 1994 and was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”), a Kuwait-based civil, electrical and mechanical construction company. Stockholders of SHBC currently control over 95.3% of the Company’s shares. Telesource common stock currently trades on the “pink sheets” under the ticker symbol “TSCI.”

The Company conducts its operations through the parent Company and two subsidiaries located in four geographic locations. Telesource International located in Lombard, Illinois U.S.A. is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. The Company’s subsidiary, Telesource Fiji, Ltd., is located on the island of Fiji where it maintains and operates diesel fired electric power generation plants for the sale of electricity in the country. Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji. The Company’s Mariana subsidiary, Telesource CNMI, Inc., is on the island of Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, the Company maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company was previously engaged independently in the construction of airports, radio towers and single family homes. The Company’s new strategy, effective in 2006, will be to engage in construction activities in partnership with SHBC.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $1.1 million for the three months ended March 31, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively. As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $8.3 million. The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations. The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of March 31, 2006 the Company had total outstanding debt of $18.3 million of which $12.0 million is due in the next twelve months. As of March 31, 2006 the Company had an accumulated deficit of $60.5 million and total stockholders’ deficit of $9.4 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial doubt and questions about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans. SHBC, through its related affiliates, has provided $1,650,000 in loans during the first quarter of 2006 and an additional $1.3 million in loans subsequent to March 31, 2006. It is the Company’s plan to convert these loans to equity upon authorization for issuance of additional shares.  Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has received and plans to continue to obtain funds from SHBC through loans or the sales of the Company’s stock. Management improved its working capital during 2005 through additional debt and equity financing. The Company is seeking new business opportunities and revenue growth in the construction industry with its partnership with SHBC.  However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock Options

In 2005, the Company accounted for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net losses, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R, “Share-Based Payment,” as of January 1, 2006, using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date will be determined under the fair value provision of SFAS No. 123R. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

There was no stock based compensation granted in the 3 months ended March 31, 2006 and 2005.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term debt:

	March 31,	December 31,
	2006	2005

Ernil Continental SA(related party), with $360,000 due January 4, 2007 and $346,500 due February 10, 2007 and $121,000 due March 13, 2007 , and these loans accrue interest at an annual rate of 6.0%	907,500

Halbarad Group Ltd, (related party) with $440,000 due January 4, 2007 and $283,500 due February 10, 2007 and $99,000 due March 13, 2007, and these loans accrue interest at an annual rate of 6.0%.	742,500

Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	592,217	710,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	187,456	224,947

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	8,320,000	8,860,000

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	22,825	28,227

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	7,148	9,328

Total notes payable	18,279,646	17,333,469

Less current portion	11,964,937	3,131,938
Long-term portion	$6,314,709	14,201,531

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 ($195,000 USD) with Australia and New Zealand Banking Group Limited (“ANZBGL”). Interest will be charged at the rate of 7.75% per annum. This facility is revolving and is subject to annual review. Also, in addition to the revolving credit facility, the Company entered into an FJD $200,000 ($111,000 USD) master lease agreement to purchase motor vehicles and a Visa Business Credit Card facility of FJD 20,000 ($11,000 USD). As of March 31, 2006 the Company has not drawn upon the credit facility or the credit card facility. As noted above, the Company has approximately $30,000 outstanding at March 31, 2006 from the Master Lease Program.

6.             Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued nor outstanding as of March 31, 2006. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of March 31, 2006 and December 31, 2005, 93,438,100 shares of the Company’s common stock were issued and outstanding. During the first quarter of 2006, no additional shares were issued.

7.             Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at March 31, 2006 and 2005.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Telesource previously completed negotiations over the final billing for the West Tinian Airport Project (“WTA”). The Company had a continuing warranty obligation for three years from the date of final acceptance, which was December 3, 2003 and for which there were no material claims.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied.  The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. The Company accrued a $300,000 estimated loss in 2004 which continues to be reflected under accrued expenses as of March 31, 2006 and December 31, 2005. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,785,000 USD at March 31, 2006).

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

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade including labor and material. The Company estimates the cost of this upgrade to be approximately in the range of $800,000 to $1,300,000 and to be substantially completed in 2006.

The Company has commitments to provide services under its construction contracts, some of which cover a multi year period and the Company has commitments for the operation of power stations for up to another 18 years.

9.                                Related Party Transactions – Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and as of March 31, 2006 owned approximately 95.3% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

The Company has obtained loans from SHBC affiliated companies in the amount of $1,650,000 during the first quarter of 2006.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
Construction cost	$—	$31,793

The following table summarizes all balances related to transactions with SHBC as of March 31, 2006 and as of December 31, 2005:

	March 31, 2006	December 31, 2005
Accounts payable	$15,607	$126,497

Computhink, Inc. charged the Company $36,645 and $49,453 for the three months ended March 31, 2006 and 2005, respectively. The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc. The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.  The Company owed Computhink $7,395 as of March 31, 2006 and $6,791 at December 31, 2005.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.        Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of March 31, 2006, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $419,337.

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

	For the Three Months Ended March 31, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,089,943	—	—	1,089,943
Interest expense	294,206	—	—	294,206
Depreciation and amortization	82,339	—	—	82,339
Net income/(loss) to common stockholders	(1,065,060)	—	—	(1,065,060)
Total capital expenditures	14,626	—	—	14,626
Total assets	10,230,024	3,754	891,923	11,125,701

	For the Three Months Ended March 31, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,207,809	(955)	380,344	1,587,198
Interest income	—	—	—	—
Interest expense	321,653	—	0	321,653
Depreciation and amortization	23,032	1,866	61,341	86,239
Net income/(loss) to common stockholders	(964,859)	(955)	(249,527)	(1,215,341)
Total capital expenditures	—	—	—	—
Total assets	12,901,055	399,935	4,619,046	17,920,036

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The basis used to attribute revenues to individual countries is based upon where the services are provided.  The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

As noted earlier, existing construction projects have been completed and related revenues and costs have ceased.

12.                         Subsequent Events

The Company borrowed $1.3 million from SHBC affiliated companies subsequent to March 31, 2006.

13.        Change in Accounting Estimate

The Company changed the estimated useful life that is the basis for calculating depreciation expense on certain of its assets.  This change was required as a result of evaluating these assets and their estimated future benefit.  The estimated life of these assets was previously 120 months or 10 years and these assets had been purchased between 1997 and 2003.  As of January 1, 2006, the remaining useful life of these assets was determined to be one year.

The Company determined the net book value of these affected assets as of January 1, 2006 and will depreciate this balance over the next 12 months ending December 31, 2006.  The effect of this change resulted in an increase in the operating loss from continuing operations by approximately $38,000 during the three month period ended March 31, 2006.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein and 2005 annual consolidated financial statements and notes thereto included in the Company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission.

Results of Operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues

Construction Revenues. Construction revenues decreased to $0 from $380,345 for the three months ended March 31, 2006 compared to March 31, 2005. The decrease was due to the completion of all major construction projects.  The Company did not enter into any new construction contracts during 2005 or the first quarter of 2006 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

 Service Fees – Power Generation Plant. Service fees – power generation plant decreased 7.2% to $916,922 from $988,157 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease is due to less energy demand in the Fiji plants.

Finance Lease Revenues. Finance lease revenues decreased 21.1% to $173,021 from $219,231 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. Total construction costs decreased to $542 from $300,277 for the three months ended March 31, 2006 compared to March 31, 2005. Construction costs include related party activity totaling $0 and $31,973 for the three months ended March 31, 2006 and 2005, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 0.0% and 79.0% for the three months ended March 31, 2006 and 2005, respectively.

Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant increased 17.1% to $925,783 for the three months ended March 31, 2006 from $790,834 for the three months ended March 31, 2005 resulting primarily from an engine overhaul in the Fijian  power plant.

Salaries and Employee Benefits.  Salaries and employee benefits decreased 50.8% to $211,360 for the three months ended March 31, 2006 from $429,893 for the three months ended March 31, 2005. The decrease resulted from a significantly smaller labor force caused by the completion of all construction projects.

Occupancy and Equipment. Occupancy and equipment expenses decreased 30.7% to $55,507 from $80,138 for the three months ended March 31, 2006 as compared to March 31, 2005. The decrease in occupancy and equipment cost during the first three months of 2006 is related to the operation of the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 21.1% to $678,954 for the three months ended March 31, 2006 from $861,258 for the three months ended March 31, 2005. The decrease is attributed to a reduction in infrastructure costs resulting from the completion of construction projects as well as cost cutting efforts being directed by management.

Other Expense, Net. Other expense decreased 20.3% to $235,441 for the three months ended March 31, 2006 from $295,332 for the three months ended March 31, 2005. The decrease is primarily attributed to a decrease in interest expense.

Net Loss To common stockholders.  Net losses to common stockholders were $1,065,060 for the three months ended March 31, 2006 and $1,215,341 for the three months ended March 31, 2005.  The lower net loss during the first three months of 2006 versus 2005 was attributed to lower general and administrative expenses.

During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $1.1 million for the three months ended March 31, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively.  As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $8.3 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of March 31, 2006 the Company had total outstanding debt of $18.3 million of which $12.0 million is due in the next twelve months. As of March 31, 2006 the Company had an accumulated deficit of $60.5 million and total stockholders’ deficit of $9.4 million.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  SHBC, through its related affiliates, has provided $1,650,000 in loans during the first quarter of 2006 and an additional $1.3 million in loans subsequent to March 31, 2006.  It is the Company’s plan to convert these loans to equity upon authorization for issuance of additional shares.  Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has received and plans to continue to obtain funds from SHBC through loans or the sales of the Company’s stock. Management improved its working capital during 2005 through additional debt and equity financing. The Company is seeking new business opportunities and revenue growth in the construction industry with its partnership with SHBC.  However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended March 31, 2006.:

•                  Improved the maintenance of the Company’s accounting records by implementing strict reporting deadlines, improved review by department managers, the general manager and the Chief Financial Officer.  Monthly reports now compare budget to actual amounts with appropriate explanation of any material variances.

•                  Implemented a policy that requires all journal entries to be made at the subsidiary level which improves the accuracy and timeliness of the consolidation process.

•                  Implemented a monthly policy to prepare account reconciliations on all major account balances resulting in improving the accuracy of the financial information by ensuring that account balances reflect any necessary adjustments.

•                  Implemented a policy requiring that all expense accruals have well documented supporting schedules that comprise the accruals.

•                  Implemented a policy requiring that intercompany balances are reconciled on a monthly basis and adjustments are made on a more timely manner.

•                  Expenditures in excess of $5,000 require the General Manager and CEO’s approval before commitments are made.

Part II – Other Information

Item 1. Legal Proceedings

As noted in the 12-31-2004 10K, the Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marinas Housing Agency, a government unit. The houses were built and subsequently occupied.

The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. These claims involve allegations of various construction defects.  The Company recorded a $300,000 estimated loss during 2004 and continues to reflect this liability on its balance sheet. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Security Holders

None

Item 5.                Other Information

None

Item 6.     EXHIBITS

(a)          Exhibits.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telesource International, Inc.
(Registrant)

Date August 17, 2006	/s/ Nidal Zayed
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