Form 10QSB
period 2006-06-30
TELESOURCE INTERNATIONAL INC
filed 2006-09-07
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number - 0-2564

TELESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3738614
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification no.)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

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
Yes ☐   No ☒

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,296,401	477,944
Accounts receivable less allowance for doubful accounts of $38,457 and $26,177 at June 30, 2006 and December 31, 2005, respectively	1,266,591	2,021,136
Accounts receivable - related party	—	10,397
Current portion of net investment in sales-type lease	2,245,247	2,142,552
Prepaid expenses and other current assets	1,645,061	1,320,511
Total current assets	6,453,300	5,972,540
Net investment in sales-type lease — long term	4,242,435	5,391,333
Property, plant, and equipment, net	353,576	566,090
Other assets	37,358	42,358
Total assets	$11,086,669	11,972,321

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes payable - related party	$2,730,000	—
Current portion of long-term debt	10,283,432	3,131,938
Accounts payable	632,489	1,051,622
Accounts payable — related party	215,949	133,289
Accrued expenses	1,346,614	1,674,919
Other current liabilities	82,860	22,739
Total current liabilities	15,291,344	6,014,507

Long-term debt	5,625,278	14,201,531
Total liabilities	20,916,622	20,216,038

Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at June 30, 2006 and December 31, 2005.
Common stock, $0.01 par value. Authorized 100,000,000 shares, 93,438,140 issued at June 30, 2006 and December 31, 2005.	934,381	934,381
Additional paid-in capital	50,352,180	50,352,181
Accumulated deficit	(60,995,847)	(59,448,751)
Accumulated comprehensive income (loss)	(120,667)	(81,528)
Total stockholders’ deficit	(9,829,953)	(8,243,717)
Total liabilities and stockholders’ deficit	$11,086,669	11,972,321

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
Six months ended June 30, 2006 and 2005

	2006	2005
Revenues:
Service fees — power generation plant	$2,051,652	1,843,244
Service Fees — related party	—	1,833
Rental income	956	—
Finance lease revenue	333,797	427,311
Construction revenues	—	1,114,573
Gross revenues	2,386,405	3,386,961

Costs and expenses:
Operation and maintenance costs - power generation plant	1,605,009	1,594,268
Costs of service	—	80,788
Provision for uncollectible accounts	12,280
Construction costs	—	1,033,889
Construction costs — related party	—	587
Cost of revenues	1,617,289	2,709,532
Gross profit	769,116	677,429

Operating expenses:
Salaries and employee benefits	448,112	903,162
Occupancy and equipment	104,681	158,639
General and administrative	1,069,405	1,694,160
Total operating expenses	1,622,198	2,755,961
Operating loss	(853,082)	(2,078,532)

Other income (expense):
Interest expense, net	(630,969)	(631,745)
Other income/(expense), net	118,661	93,600
Total other expense	(512,308)	(538,145)
Loss before income taxes	(1,365,390)	(2,616,677)

Income tax expense(benefit/	181,706	(13,104)
Net loss	(1,547,096)	(2,603,573)
Net loss to common stockholders	$(1,547,096)	(2,603,573)

Basic and diluted net loss per share	(0.02)	(0.05)

Weighted average shares outstanding	93,438,140	54,900,836

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
Three months ended June 30, 2006 and 2005

	2006	2005
Revenues:
Service fees — power generation plant	$1,134,531	855,087
Service Fees — related party	—	2,368
Rental income	956	—
Finance lease revenue	160,776	208,081
Construction revenues	—	734,228
Gross revenues	1,296,263	1,799,764

Costs and expenses:
Operation and maintenance costs - power generation plant	667,706	804,056
Costs of service	—	35,981
Provision for uncollectible accounts	12,280	—
Construction costs	—	764,965
Construction costs — related party	—	(31,387)
Cost of revenues	679,986	1,573,615
Gross profit	616,277	226,149

Operating expenses:
Salaries and employee benefits	270,532	472,549
Occupancy and equipment	49,174	79,180
General and administrative	356,670	832,941
Total operating expenses	676,376	1,384,670
Operating loss	(60,099)	(1,158,521)

Other income (expense):
Interest expense, net	(336,763)	(309,899)
Other income, net	49,116	67,085
Total other income/(expense)	(287,647)	(242,814)
Loss before income taxes	(347,746)	(1,401,335)

Income tax expense(benefit)	134,290	(13,104)
Net loss	(482,036)	(1,388,231)
Net loss to common stockholders	$(482,036)	(1,388,231)

Basic and diluted net loss per share	(0.01)	(0.02)

Weighted average shares outstanding	94,438,140	59,588,038

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Six months ended June 30, 2006 and 2005

	Six Months
	Ended June 30,
	2006	2005

Net Loss	(1,547,096)	(2,603,573)
Other comphensive loss:
Foreign currency translation adjustment	(39,139)	(31,655)

Comprehensive loss	(1,586,235)	(2,635,228)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Three months ended June 30, 2006 and 2005

	Three Months
	Ended June 30,
	2006	2005

Net Loss	(482,036)	(1,388,231)
Other comphensive loss:
Foreign currency translation adjustment	20,344	(23,988)

Comprehensive loss	(461,692)	(1,412,219)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
Six months ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,547,096)	(2,603,573)
Adjustments to reconcile net loss to net cash used in operating activities cash used in operating activities:
Depreciation	115,363	188,626
(Gain)/Loss on sale or disposal of fixed assets	(58,795)	5,056
Provision for uncollectible accounts	12,280	—
Changes in assets and liabilities:
Receivables	742,265	1,369,036
Receivables - related party	10,397	—
Prepaid expenses and other current assets	(324,550)	64,872
Costs and estimated earnings in excess of billings	—	1,218,911
Net investment in sales-type lease	1,046,203	952,687
Other assets	5,000	(21,453)
Accounts payable	(419,133)	(1,844,361)
Accounts payable - related party	82,660	521,318
Accrued expenses	(328,305)	(773,754)
Accrued loss on contracts in progress	—	(1,489,154)
Billings in excess of cost and estimated earnings	—	(100,439)
Other liabilities	60,124	—
Net cash used in operating activities	(603,587)	(2,512,228)

Cash flows from investing activities:
Proceeds from sale of equipment	225,295	—
Capital expenditures	(69,353)	(43,577)
Net cash provided by (used in) investing activities	155,942	(43,577)

Cash flows from financing activities:
Proceeds from borrowings - related party	2,730,000	—
Principal payments on borrowings	(1,424,759)	(4,084,871)
Principal payments on borrowings - related party	—	(1,500,000)
Proceeds from sale of common stock	—	7,093,274
Net cash provided by financing activities	1,305,241	1,508,403
Effect of exchange rate changes on cash	(39,139)	(31,655)
Net increase/(decrease) in cash and cash equivalents	818,457	(1,079,057)
Cash and cash equivalents at beginning of period	477,944	1,972,729
Cash and cash equivalents at end of period	$1,296,401	893,672

Supplemental disclosure:
Cash paid during the year for interest	$566,705	485,755
Cash paid during the year for income taxes	28,026	—

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

3.                 Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth. Specifically, the Company incurred a net loss of approximately $1.5 million for the six months ended June 30, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively. As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $8.8 million. The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations. The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of June 30, 2006 the Company had total outstanding debt of $18.6 million of which $13.0 million is due in the next twelve months. As of June 30, 2006 the Company had an accumulated deficit of $61.0 million and total stockholders’ deficit of $9.8 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial doubt and questions about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans. SHBC, through its related affiliates, has provided $2,730,000 in loans during the first half of 2006, and an additional $240,000 subsequent to the second quarter period end. It is the Company’s plan to convert these loans to equity upon authorization for issuance of additional shares. Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties. The Company plans to raise an aggregate of approximately $4.4 million of funding from its principle shareholder, SHBC and its affiliates, in 2006. As of July 31, 2006 the Company has received $2.9 million of these anticipated funds through loans with SHBC related companies. In addition, management expects to have shareholders increase the authorized number of common stock shares at its 2006 annual general meeting. Upon obtaining the increase share authorization, management expects to convert the funds it received in 2006 from debt into equity.

To address the goingconcern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has received and plans to continue to obtain funds from SHBC through loans or the sales of the Company’s stock. Management improved its cash position during 2006 through additional debt financing. The Company is seeking new business opportunities and revenue growth in the construction industry with its partnership with SHBC. However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

There was no stock based compensation granted in the six months ended June 30, 2006 and 2005.

5.                 Accounts Receivable

Accounts receivable were comprised of the following:

	June 30,	December 31,
	2006	2005
Service Fees - Power Production	$1,262,921	$741,354
Construction	3,670	1,279,782
	$1,266,591	$2,021,136

As of June 30, 2006 the accounts receivable balance from Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, increased $360,990 or 78.4% to $821,605 from the December 31, 2005 balance of $460,615. This accounts receivable balance represents the total amount billed for fixed and variable service fees related to power production since October 2005. All of these amounts, net of a credit for maintenance supplies received and applied of $225,000, remain outstanding at June 30, 2006.

6.                 Long-term debt:

	June 30,	December 31,
	2006	2005

Ernil Continental SA (related party) with $440,000 due January 4, 2007,$346,500 due February 10, 2007, $121,000 due March 13, 2007, $192,500 due April 14, 2007, $71,500 due May 15, 2007 and $330,000 due June 12, 2007. These related party loans accrue interest at an annual rate of 6%. Interest is paid upon maturity.	1,501,500

Halbarad Group Ltd (related party) with $440,000 due January 4, 2007, $283,500 due February 10, 2007, $99,000 due March 13, 2007, $157,500 due April 14, 2007, $58,500 due May 15, 2007 and $270,000 due June 12, 2007. These related party loans accrue interest at an annual rate of 6%. Interest is paid upon maturity.	1,228,500

Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	473,467	710,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	149,965	224,947

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	7,780,000	8,860,000

Arab Banking Corporation Loan Facility with interest payments due in six month periods (September 30, 2006 and March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%. This was paid in full April 30, 2006.	0	28,227

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	5,278	9,328

Total notes payable	18,638,710	17,333,469

Less current portion	13,013,432	3,131,938

Long-termportion	$5,625,278	14,201,531

During October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 (approximately $196,000 USD at June 30, 2006) with Australia and New Zealand Banking Group Limited (“ANZBGL”). Interest will be charged at the rate of 7.75% per annum. This facility is revolving and is subject to annual review. Also, in addition to the revolving credit facility, the Company entered into an FJD $200,000 (approximately $112,000 USD at June 30, 2006) master lease agreement to purchase motor vehicles and a Visa Business Credit Card facility of FJD 20,000 (approximately $11,000 USD at June 30, 2006). As of June 30, 2006 the Company has not drawn upon the credit facility or the credit card facility. As noted above, the Company also has no balance outstanding at June 30, 2006 from the Master Lease Program.

7.                 Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these Preferred Shares are issued nor outstanding as of June 30, 2006. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of June 30, 2006 and December 31, 2005, 93,438,140 shares of the Company’s common stock were issued and outstanding. During the first half of 2006, no additional shares were issued.

8.                 Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at June 30, 2006 and 2005.

9.                 Commitments and Contingent Liabilities

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

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. The Company accrued a $300,000 estimated loss in 2004 which continues to be reflected under accrued expenses as of June 30, 2006 and December 31, 2005. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 5,000,000 FJD (approximately $2,802,549 USD at June 30, 2006).

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

10.          Related Party Transactions — Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and as of June 30, 2006 owned approximately 95.3% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

The Company has obtained loans from SHBC affiliated companies in the amount of $2,730,000 during the first half of 2006.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Construction cost	$—	$587

The following table summarizes all balances related to transactions with SHBC as of June 30, 2006 and as of December 31, 2005:

	June 30, 2006	December 31, 2005
Accounts payable	$195,344	$126,497

Computhink, Inc. charged the Company $53,372 and $49,453 for the six months ended June 30, 2006 and 2005, respectively. The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc. The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink. The Company owed Computhink $20,605 as of June 30, 2006 and $6,791 at December 31, 2005.

11.          Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of June 30, 2006, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $1,365,736.

12.          Business Segment Information

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

	For the Six Months Ended June 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,386,406	—	—	2,386,406
Interest expense	630,969	—	—	630,969
Depreciation and amortization	115,363	—	—	115,363
Net income/(loss) to common stockholders	(1,547,096)	—	—	(1,547,096)
Total capital expenditures	69,353	—	—	69,353
Total assets	11,072,584	—	14,085	11,086,669

	For the Six Months Ended June 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,270,975	1,413	1,114,573	3,386,961
Interest income	—	—	6	6
Interest expense	58,749	—	573,002	631,751
Depreciation and amortization	51,113	—	137,513	188,626
Net income/(loss) to common stockholders	(1,065,278)	(81,037)	(1,457,258)	(2,603,573)
Total capital expenditures	43,577	—	—	43,577
Total assets	11,627,733	83	4,409,700	16,037,516

	For the Three Months Ended June 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,296,263	—	—	1,296,263
Interest expense	336,763	—	—	336,763
Depreciation and amortization	33,024	—	—	33,024
Net income/(loss) to common stockholders	(482,036)	—	—	(482,036)
Total capital expenditures	54,727	—	—	54,727
Total assets	11,072,584	—	14,085	11,086,669

	For the Three Months Ended June 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,063,167	2,368	734,229	1,799,764
Interest income	—	—	—	—
Interest expense	23,385	—	286,514	309,899
Depreciation and amortization	29,722	—	68,186	97,908
Net income/(loss) to common stockholders	(100,419)	(80,082)	(1,207,730)	(1,388,231)
Total capital expenditures	43,577	—	—	43,577
Total assets	11,627,733	83	4,409,700	16,037,516

The basis used to attribute revenues to individual countries is based upon where the services are provided. The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

As noted earlier, existing construction projects have been completed and related revenues and costs have ceased.

13.          Subsequent Events

The Company borrowed an additional $240,000 from SHBC affiliated companies subsequent to June 30, 2006.

14.          Change in Accounting Estimate

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

The Company determined the net book value of these affected assets as of January 1, 2006 and will depreciate this balance over the next 12 months ending December 31, 2006. The effect of this change resulted in an increase in the operating loss from continuing operations in the amount of approximately $44,000 during the six month period ended June 30, 2006.

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

Results of Operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues

Service Fees — Power Generation Plant. Service fees — power generation plant increased 11.3% to $2,051,652 from $1,843,244 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is due to more energy demand in the Fiji plants. \

As noted in the footnote 5, at June 30, 2006 approximately $821,000 of fixed and variable Service Fees — Power Generation Plant billings to the CUC have been billed but not collected by the Company since October 2005. The CUC has been experiencing financial challenges caused by the increase in fuel prices and a rate structure that had not been sufficient to support the CUC operating costs. Consequently, the CUC implemented a significant rate hike during August of 2006. Management believes that as the CUC begins to collect from these higher rates, we will begin to receive payments on the outstanding balance. Furthermore, the CUC subsequently paid approximately $98,000 to the Company in August, 2006. Management believes that the Company will collect the entire outstanding receivable balance due from the CUC.

Finance Lease Revenues. Finance lease revenues decreased 21.9% to $333,797 from $427,311 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Construction Revenues. Construction revenues decreased to $0 from $1,114,573 for the six months ended June 30, 2006 compared to June 30, 2005. The decrease was due to the completion of all major construction projects in 2005. The Company did not enter into any new construction contracts during 2005 or the first half of 2006 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

Expenses

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased 0.1% to $1,605,009 for the six months ended June 30, 2006 from $1,594,268 for the six months ended June 30, 2005 resulting primarily from an engine overhaul in the Fijian power plant.

Construction Costs. Total construction costs decreased to $0 from $1,034,476 for the six months ended June 30, 2006 compared to June 30, 2005. Construction costs include related party activity totaling $0 and $587 for the six months ended June 30, 2006 and 2005, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 0.0% and 92.8% for the six months ended June 30, 2006 and 2005, respectively.

Salaries and Employee Benefits. Salaries and employee benefits decreased 50.4% to $448,112 for the six months ended June 30, 2006 from $903,162 for the six months ended June 30, 2005. The decrease resulted from a significantly smaller labor force caused by the completion of all construction projects.

Occupancy and Equipment. Occupancy and equipment expenses decreased 34.0% to $104,681 from $158,639 for the six months ended June 30, 2006 as compared to June 30, 2005. The decrease in occupancy and equipment cost during the first six months of 2006 is attributed to the absence of construction activity and management’s corresponding intention to reduce occupancy and warehouse space

General and Administrative Expenses. General and administrative expenses decreased 36.9% to $1,069,405 for the six months ended June 30, 2006 from $1,694,160 for the six months ended June 30, 2005. The decrease is attributed to a reduction in infrastructure costs resulting from the completion of construction projects as well as cost cutting efforts being directed by management.

Other Expense, Net. Other expense decreased 4.8% to $512,308 for the six months ended June 30, 2006 from $538,145 for the six months ended June 30, 2005. The decrease is primarily attributed to an increase in other income.

Net Loss To common stockholders. Net losses to common stockholders were $1,547,096 for the six months ended June 30, 2006 and $2,603,573 for the six months ended June 30, 2005. The lower net loss during the first half of 2006 versus 2005 derived primarily from lower operating expenses.

Results of Operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues

Service Fees — Power Generation Plant. Service fees — power generation plant increased 32.7% to $1,134,531 from $855,087 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is due to more energy demand in the Fiji plants.

Construction Revenues. Construction revenues decreased to $0 from $734,228 for the three months ended June 30, 2006 compared to June 30, 2005. The decrease was due to the completion of all major construction projects in 2005. The Company did not enter into any new construction contracts during 2005 or the first half of 2006 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

Finance Lease Revenues. Finance lease revenues decreased 22.7% to $160,776 from $208,081 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased 17.0% to $667,706 for the three months ended June 30, 2006 from $804,056 for the three months ended June 30, 2005 resulting from operating efficiencies at both the Saipan and Fijian plants.

Construction Costs. Total construction costs decreased to $0 from $733,578 for the three months ended June 30, 2006 compared to June 30, 2005. Construction costs include related party activity totaling $0 and $(31,387) for the three months ended June 30, 2006 and 2005, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 0.0% and 99.9% for the three months ended June 30, 2006 and 2005, respectively.

Salaries and Employee Benefits. Salaries and employee benefits decreased 42.8% to $270,532 for the three months ended June 30, 2006 from $472,549 for the three months ended June 30, 2005. The decrease resulted from a significantly smaller labor force caused by the completion of all construction projects.

Occupancy and Equipment. Occupancy and equipment expenses decreased 37.9% to $49,174 from $79,180 for the three months ended June 30, 2006 as compared to June 30, 2005. The decrease in occupancy and equipment cost during the first three months of 2006 is related to the operation of the Saipan office.

General and Administrative Expenses. General and administrative expenses decreased 57.2% to $356,670 for the three months ended June 30, 2006 from $832,941 for the three months ended June 30, 2005. The decrease is attributed to a reduction in infrastructure costs resulting from the completion of construction projects as well as cost cutting efforts being directed by management.

Other Expense, Net. Other expense increased 18.5%to $287,647 for the three month period ended June 30, 2006 from $242,814 through the three month period ended June 30, 2005 due partially to interest expense.

Net Loss To common stockholders. Net losses to common stockholders were $482,034 for the three months ended June 30, 2006 and $1,388,231 for the three months ended June 30, 2005. The lower net loss during the first half of 2006 versus 2005 was driven by lower costs of revenues and operating expenses.

During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth. Specifically, the Company incurred a net loss of $1.5 million for the six months ended June 30, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively. As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $8.8 million. The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations. The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of June 30, 2006 the Company had total outstanding debt of $18.6 million of which $13.0 million is due in the next twelve months. As of June 30, 2006 the Company had an accumulated deficit of $61.0 million and total stockholders’ deficit of $9.8 million.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans. SHBC, through its related affiliates, has provided $2,730,000 in loans during the first half of 2006 and an additional $240,000 in loans subsequent to June 30, 2006. It is the Company’s plan to convert these loans to equity upon authorization for issuance of additional shares. Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties.

To address the goingconcern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has received and plans to continue to obtain funds from SHBC through loans or the sales of the Company’s stock. Management improved its working capital during 2005 through additional debt and equity financing. The Company is seeking new business opportunities and revenue growth in the construction industry with its partnership with SHBC. However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

(b)             Changes in internal controls.

There were no changes in our internal control in the second quarter.

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

Item 6.                          EXHIBITS AND REPORTS ON FORM 10QSB.

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

Telesource International, Inc.
(Registrant)

Date September 7, 2006	/s/ Nidal Zayed
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