Form 10QSB
period 2006-09-30
TELESOURCE INTERNATIONAL INC
filed 2006-11-09
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rules 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rules 12b-2 of the Act).  Yes  ☐    No  ☒

There were 93,438,140 shares of common stock, par value $0.01 per share, of Telesource International, Incorporated outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,102,881	477,944
Accounts receivable less allowance for doubful accounts of $55,346 and $26,177 at September 30, 2006 and December 31, 2005.	1,465,120	2,021,136
Accounts receivable - related party	4,381	10,397
Current portion of net investment in sales-type lease	2,298,425	2,142,552
Prepaid expenses and other current assets	1,636,456	1,320,511

Total current assets	6,507,263	5,972,540

Net investment in sales-type lease – long term	3,647,498	5,391,333
Property, plant, and equipment, net	409,027	566,090
Other assets	39,333	42,358

Total assets	$10,603,121	11,972,321

Liabilities and Stockholders’ Deficit

Current liabilities:
Notes payable - related party	$3,491,000	—
Current portion of long-term debt	10,130,687	3,131,938
Accounts payable	702,744	1,051,622
Accounts payable – related party	197,833	133,289
Accrued expenses	1,436,490	1,674,919
Other current liabilities	43,158	22,739
Total current liabilities	16,001,912	6,014,507

Long-term debt	5,080,000	14,201,531

Total liabilities	21,081,912	20,216,038
Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at September 30, 2006 and December 31, 2005.
Common stock, $0.01 par value. Authorized 100,000,000 shares, 93,438,100 issued at September 30, 2006 and December 31, 2005.	934,381	934,381
Additional paid-in capital	50,352,180	50,352,181
Accumulated deficit	(61,704,924)	(59,448,751)
Accumulated comprehensive income (loss)	(60,428)	(81,528)

Total stockholders’ deficit	(10,478,791)	(8,243,717)

Total liabilities and stockholders’ deficit	$10,603,121	11,972,321

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Nine months ended September 30, 2006 and 2005

	2006	2005
Revenues:
Service fees – power generation plant	$3,494,212	2,886,899
Service Fees – related party	8,407	1,490
Rental income	956	520
Finance lease revenue	482,038	623,978
Construction revenues	—	1,140,683
Gross revenues	3,985,613	4,653,570

Costs and expenses:
Operation and maintenance costs - power generation plant	2,564,687	2,518,217
Provision for uncollectible accounts	13,302	15,512
Costs of service	—	119,093
Construction costs	—	1,059,170
Construction costs – related party	—	83,943

Cost of revenues	2,577,989	3,795,935

Gross profit	1,407,624	857,635

Operating expenses:
Salaries and employee benefits	684,390	1,135,643
Occupancy and equipment	159,789	289,922
General and administrative	1,751,675	2,414,320

Total operating expenses	2,595,854	3,839,885

Operating loss	(1,188,230)	(2,982,250)

Other income (expense):
Interest expense, net	(964,461)	(919,098)
Other income, net	269,057	132,898

Total other expense	(695,404)	(786,200)

Loss before income taxes	(1,883,634)	(3,768,450)

Income tax expense(benefit)	372,538	(13,104)

Net loss	(2,256,172)	(3,755,346)

Net loss to common stockholders	$(2,256,172)	(3,755,346)

Basic and diluted net loss per share	(0.02)	(0.06)

Weighted average shares outstanding	93,438,140	58,494,959

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three months ended September 30, 2006 and 2005

	2006	2005
Revenues:
Service fees – power generation plant	$1,442,560	1,043,655
Service Fees – related party	8,407	77
Rental income	—	100
Finance lease revenue	148,241	196,667
Construction revenues	—	26,110
Gross revenues	1,599,208	1,266,609
Costs and expenses:
Operation and maintenance costs - power generation plant	959,678	923,326
Costs of service	—	38,305
Provision for uncollectible accounts	1,022	15,512
Construction costs	—	25,903
Construction costs – related party	—	83,357
Cost of revenues	960,700	1,086,403
Gross profit	638,508	180,206
Operating expenses:
Salaries and employee benefits	236,279	232,481
Occupancy and equipment	55,108	131,283
General and administrative	682,269	720,161
Total operating expenses	973,656	1,083,925
Operating loss	(335,148)	(903,719)
Other income (expense):
Interest expense, net	(333,492)	(287,353)
Other income, net	150,395	39,298
Total other income/(expense)	(183,097)	(248,055)
Loss before income taxes	(518,245)	(1,151,774)
Income tax expense	190,832	—
Net loss	(709,077)	(1,151,774)
Net loss to common stockholders	$(709,077)	(1,151,774)
Basic and diluted net loss per share	(0.01)	(0.02)
Weighted average shares outstanding	94,438,140	65,526,801

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Nine  months ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005

Net Loss	(2,256,172)	(3,755,346)
Other comphensive loss:
Foreign currency translation adjustment	21,100	(23,984)

Comprehensive loss	(2,235,072)	(3,779,330)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three months ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006	2005

Net Loss	(709,077)	(1,151,774)
Other comphensive loss:
Foreign currency translation adjustment	60,239	7,671

Comprehensive loss	(648,838)	(1,144,103)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,256,172)	(3,755,346)
Adjustments to reconcile net loss to net cash used in operating activities cash used in operating activities:
Depreciation	161,829	292,441
Provision for losses on contracts in progress	—	—
(Gain)/Loss on sale or disposal of fixed assets	(153,568)	6,240
Provision for uncollectible accounts	29,169	15,512

Changes in assets and liabilities:
Receivables	526,847	2,596,504
Receivables - related party	6,016	—
Prepaid expenses and other current assets	(315,945)	108,737
Costs and estimated earnings in excess of billings	—	1,307,163
Net investment in sales-type lease	1,587,962	1,446,021
Other assets	3,025	(17,792)
Accounts payable	(348,878)	(2,728,034)
Accounts payable - related party	64,544	581,459
Accrued expenses	(238,429)	(749,152)
Accrued loss on contracts in progress	—	(1,985,557)
Billings in excess of cost and estimated earnings	—	(108,643)
Other liabilities	20,419	61,500
Net cash used in operating activities	(913,181)	(2,928,947)

Cash flows from investing activities:
Proceeds from sale of equipment	375,431	—
Capital expenditures	(226,631)	(60,758)

Net cash provided by (used in) investing activities	148,800	(60,758)
Cash flows from financing activities:
Proceeds from borrowings - related party	3,491,000	—
Principal payments on borrowings	(2,122,782)	(4,787,930)
Principal payments on borrowings - related party	—	(1,500,000)

Proceeds from sale of common stock	—	8,043,272
Net cash provided by financing activities	1,368,218	1,755,342

Effect of exchange rate changes on cash	21,100	(23,984)

Net increase/(decrease) in cash and cash equivalents	624,937	(1,258,347)
Cash and cash equivalents at beginning of period	477,944	1,972,729
Cash and cash equivalents at end of period	$1,102,881	714,382

Supplemental disclosure:
Cash paid during the year for interest	$982,222	853,815
Cash paid during the year for income taxes	29,130	—

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature except for adjustments relating to the revised cost estimates in 2005.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Reclassifications

Certain prior period balanceshave been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on the reported net loss.

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

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth. Specifically, the Company incurred a net loss of approximately $2.3 million for the nine months ended September 30, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively.  As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $9.4 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of September 30, 2006 the Company had total outstanding debt of $18.7 million of which $13.6 million is due in the next twelve months. As of September 30, 2006 the Company had an accumulated deficit of $61.7 million and total stockholders’ deficit of $10.5 million.

The Company’s net working capital deficiency, total debt, recurring losses and negative cash flows from operations raise substantial doubt and questions about the Company’s ability to continue as a going concern.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  SHBC, through its related affiliates, has provided $3,491,000 in loans during the nine months ended September 30, 2006, and an additional $336,000 subsequent to the third quarter period.  The Company is currently engaged in discussions with SHBC regarding a proposal to convert these loans to equity. At its 2006 Annual Meeting of Shareholders, the Company received shareholder approval to increase the authorized shares of common stock shares from 100,000,000 to 200,000,000. Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties. The Company plans to raise an aggregate of approximately $4.4 million of funding from its principle shareholder, SHBC and its affiliates, in 2006.  As of October 25, 2006 the Company has received $3.8 million of these anticipated funds through loans with SHBC related companies.

To address the going concern issue, management has implemented financial and operational restructuring plans designed to improve operating efficiencies, reduce and eliminate cash losses and position Telesource for profitable operations by also increasing revenues. Management has received and plans to continue to obtain funds from SHBC through loans or the sales of the Company’s stock. Management improved its cash position during 2006 through additional debt financing. The Company is seeking new business opportunities and revenue growth in the construction industry in partnership with SHBC.  However, no assurance can be given that such increased revenues will be achieved. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

There was no stock based compensation granted in the nine months ended September 30, 2006 and 2005.

5. Accounts Receivable

Accounts receivable (net of related party balances) were comprised of the following:

	September 30	December 31
	2006	2005
Service Fees - Power Production	$1,461,450	$741,354
Construction & Other	3,670	1,279,782
	$1,465,120	$2,021,136

During the nine month period ended  September 30, 2006 the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, increased $529,906 or 115.0% to $990,521 from $460,615.  The accounts receivable balance represents the total amount billed for variable and fixed service fees related to power production that had not been collected from the CUC during this nine month period.  CUC has paid approximately $240,000 of the delinquent amounts in accordance with an agreed upon payment schedule.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.     Long-term debt:

	September 30, 2006	December 31, 2005

Ernil Continental SA (related party) with $440,000 due January 4, 2007, $346,500 due February 10, 2007, $121,000 due March 13, 2007, $192,500 due April 14, 2007, $71,500 due May 15, 2007, $330,000 due June 12, 2007, $99,000 due July 5, 2007, $33,000 due August 15, 2007 and $286,550 due September 5, 2007. These related party loans accrue interest at an annual rate of 6%. Interest is paid upon maturity.	1,920,050

Halbarad Group Ltd (related party) with $360,000 due January 4, 2007, $283,500 due February 10, 2007, $99,000 due March 13, 2007, $157,500 due April 14, 2007, $58,500 due May 15, 2007, $270,000 due June 12, 2007, $81,000 due July 5, 2007, $27,000 due August 15, 2007, and $234,450 due September 5, 2007. These related party loans accrue interest at an annual rate of 6%. Interest is paid upon maturity.	1,570,950

Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	354,717	710,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	112,474	224,947

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	7,240,000	8,860,000

Arab Banking Corporation Loan Facility with interest payments due in six month periods (March 31, 2007), and principal balance due March 31, 2007. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.     Long-term debt: (continued)

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%. This was paid in full April 30, 2006.	0	28,227

VB Holdings Motor Vehicle due on October 21, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	3,496	9,328

Total notes payable	18,701,687	17,333,469

Less current portion	13,621,687	3,131,938
Long-term portion	$5,080,000	$14,201,531

During October 2005, the Company entered into a credit facility agreement up to approximately FJD350,000 (approximately $203,910 USD at September 30, 2006) with Australia and New Zealand Banking Group Limited (“ANZBGL”).  Interest will be charged at the rate of 7.75% per annum.  This facility is revolving and is subject to annual review.  Also, in addition to the revolving credit facility, the Company entered into an FJD $200,000 (approximately $116,520 USD at September 30, 2006) master lease agreement to purchase motor vehicles and a Visa Business Credit Card facility of FJD 20,000 (approximately $11,650 USD at September 30, 2006).  As of September 30, 2006 the Company has not drawn upon the credit facility or the credit card facility.  As noted above, the Company also has no balance outstanding at September 30, 2006 from the Master Lease Program.

7.     Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized.  None of these Preferred Shares are issued nor outstanding as of September 30, 2006.  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of September 30, 2006 and December 31, 2005, 93,438,140 shares of the Company’s common stock were issued and outstanding.  During the first nine months of 2006, no additional shares were issued.

8.     Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,224,999 at September 30, 2006 and 2005.

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

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit.  The houses were built and subsequently occupied.  The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $300,000 to $650,000. The Company accrued a $300,000 estimated loss in 2004 which continues to be reflected under accrued expenses as of September 30, 2006 and December 31, 2005. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.  Although the equipment is covered under its insurance, the Company is liable for the deductible of $1,250,000 FJD (approximately $728,250 USD at September 30, 2006).

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

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.        Related Party Transactions – Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and as of September 30, 2006 owned approximately 95.3% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

The Company has obtained loans from SHBC affiliated companies in the amount of $3,491,000 through September 30, 2006.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2006	2005
Construction cost	$—	$83,943

The following table summarizes all balances related to transactions with SHBC as of September 30, 2006 and as of December 31, 2005:

	September 30, 2006	December 31, 2005
Accounts payable	$193,070	$126,497

Computhink, Inc. charged the Company $73,048 and $63,869 for the nine months ended September 30, 2006 and 2005, respectively.  The charges by Computhink, Inc. cover rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.  The Company owed Computhink $4,763 as of September 30, 2006 and $6,791 at December 31, 2005.

11.        Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of  September 30, 2006, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $974,273.

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

	For the Nine Months Ended September 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$3,985,613	—	—	3,985,613
Interest expense	964,461	—	—	964,461
Depreciation and amortization	161,829	—	—	161,829
Net income/(loss) to common stockholders	(2,256,172)	—	—	(2,256,172)
Total capital expenditures	226,631	—	—	226,631
Total assets	10,589,105	—	14,016	10,603,121

	For the Nine Months Ended September 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$3,511,397	1,490	1,140,683	4,653,570
Interest income	—	—	—	—
Interest expense	101,065	—	818,033	919,098
Depreciation and amortization	101,247	—	191,194	292,441
Net income/(loss) to common stockholders	(1,802,894)	(202,685)	(1,749,767)	(3,755,346)
Total capital expenditures	60,758	—	—	60,758
Total assets	11,000,073	108	2,898,138	13,898,319

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,599,208	—	—	1,599,208
Interest expense	333,492	—	—	333,492
Depreciation and amortization	46,466	—	—	46,466
Net income/(loss) to common stockholders	(709,077)	—	—	(709,077)
Total capital expenditures	157,278	—	—	157,278
Total assets	10,589,105	—	14,016	10,603,121

	For the Three Months Ended September 30, 2005
	Power Generation and Construction of Power Plants	Trading	Construction	Total

Revenue	$1,240,321	77	26,211	1,266,609
Interest income	—	—	—	—
Interest expense	42,316	—	245,037	287,353
Depreciation and amortization	50,149	—	53,667	103,816
Net income/(loss) to common stockholders	(737,616)	(121,649)	(292,509)	(1,151,774)
Total capital expenditures	15,675	—	—	15,675
Total assets	11,000,073	108	2,898,138	13,898,319

The basis used to attribute revenues to individual countries is based upon where the services are provided.  The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

As noted earlier, existing construction projects have been completed and related revenues and costs have ceased.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.                       Subsequent Events

The Company borrowed an additional $336,000 from SHBC affiliated companies subsequent to September 30, 2006.

During a Shareholder meeting on October 31, 2006, the Shareholders voted to retain the existing members of the Board of Directors.  In addition, the Shareholders approved an increase in the number of authorized shares of common stock from 100,000,000 to 200,000,000.  No other action was taken during this meeting.

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

The Company determined the net book value of these affected assets as of January 1, 2006 and will depreciate this balance over the next 12 months ending December 31, 2006.  The effect of this change resulted in an increase in the operating loss from continuing operations in the amount of approximately $52,258 during the nine month period ended September 30, 2006.

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

Results of Operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues

Service Fees – Power Generation Plant. Service fees – power generation plant increased 21.0% to $3,494,212 from $2,886,899 for the nine months ended September 30, 2006 compared to the nine months ended  September 30, 2005. This increase is due to more energy demand in the Fiji plants.

Approximately $695,000 of Service Fees – Power Generation Plant billings to the CUC have been billed but not collected by the Company through November 15, 2006.  The CUC has been experiencing financial challenges caused by the increase in fuel prices and a rate structure that had not been sufficient to support the CUC operating costs.  Consequently, the CUC implemented a significant rate hike during August of 2006.  Management believes that as the CUC begins to collect from these higher rates, we will begin to receive payments on the outstanding balance.  Furthermore, the CUC paid approximately $295,000 to the Company in  October, 2006.  Management believes that the Company will collect the entire outstanding receivable balance due from the CUC.

Finance Lease Revenues. Finance lease revenues decreased 22.7% to $482,038 from $623,978 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Construction Revenues. Construction revenues decreased to $0 from $1,140,683 for the nine months ended September 30, 2006 compared to September 30, 2005. The decrease was due to the completion of all major construction projects in 2005.  The Company did not enter into any new construction contracts during 2005 or the first nine months of 2006 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

Expenses

Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant increased 1.8% to $2,564,687 for the nine months ended September 30, 2006 from $2,518,217 for the nine months ended September 30, 2005 resulting primarily from an engine overhaul in the Fijian power plant.

Construction Costs. Total construction costs decreased to $0 from $1,143,113 for the nine months ended September 30, 2006 compared to September 30, 2005. Construction costs include related party activity totaling $0 and $83,943 for the nine months ended September 30, 2006 and 2005, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 0.0% and 100.2% for the nine months ended September 30, 2006 and 2005, respectively.

Salaries and Employee Benefits.  Salaries and employee benefits decreased 39.7% to $684,390 for the nine months ended September 30, 2006 from $1,135,643 for the nine months ended September 30, 2005. The decrease resulted from a significantly smaller labor force as all construction projects were completed.

Occupancy and Equipment. Occupancy and equipment expenses decreased 44.9% to $159,789 from $289,922 for the nine months ended September 30, 2006 as compared to September 30, 2005. The decrease in occupancy and equipment cost during the first nine months of 2006 is attributed to the absence of construction activity and management’s corresponding intention to reduce occupancy and warehouse space.

General and Administrative Expenses.  General and administrative expenses decreased 27.4% to $1,751,675 for the nine months ended September 30, 2006 from $2,414,320 for the nine months ended September 30, 2005. The decrease is attributed to a reduction in infrastructure costs resulting from the completion of construction projects as well as cost cutting efforts being directed by management.

Other Expense, Net. Other expense decreased 11.5% to $695,404 for the nine months ended September 30, 2006 from $786,200 for the nine months ended September 30, 2005. The decrease is primarily attributed to an increase in other income which derived from a gain on sale of fixed assets in Saipan.

Net Loss To common stockholders.  Net losses to common stockholders were $2,256,172 for the nine months ended September 30, 2006 and $3,755,346 for the nine months ended September 30, 2005.  The lower net loss during the first nine months of 2006 versus 2005 derived primarily from lower operating expenses.

Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues

Service Fees – Power Generation Plant. Service fees – power generation plant increased 38.2% to $1,442,560 from $1,043,655 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is due to more energy demand in the Fiji plants.

Construction Revenues. Construction revenues decreased to $0 from $26,110 for the three months ended September 30, 2006 compared to September 30, 2005. The decrease was due to the completion of all major construction projects in 2005.  The Company did not enter into any new construction contracts during 2005 or the first nine months of 2006 and has altered its construction strategy to enter into only limited construction projects in partnership with its major investor, Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”).

Finance Lease Revenues. Finance lease revenues decreased 24.6% to $148,241 from $196,667 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Operations and Maintenance Costs – Power Generation Plant. Operations and maintenance costs – power generation plant increased 3.9% to $959,678 for the three months ended September 30, 2006 from $923,326 for the three months ended September 30, 2005 resulting from an engine overhaul in the Fijian plants.

Construction Costs. Total construction costs decreased to $0 from $109,260 for the three months ended September 30, 2006 compared to September 30, 2005. Construction costs include related party activity totaling $0 and $83,357 for the three months ended September 30, 2006 and 2005, respectively, which were paid to SHBC for goods and materials purchased on the prison project located in Saipan. Construction costs as a percentage of construction revenues were 0.0% and 418.5% for the three months ended September 30, 2006 and 2005, respectively.

Salaries and Employee Benefits.  Salaries and employee benefits increased 1.6% to $236,279 for the three months ended September 30, 2006 from $232,481 for the three months ended September 30, 2005.

Occupancy and Equipment. Occupancy and equipment expenses decreased 58.0% to $55,108 from $131,283 for the three months ended September 30, 2006 as compared to September 30, 2005. The decrease in occupancy and equipment cost during the first nine months of 2006 is primarily related to reductions in the operating costs associated with the Saipan office.

General and Administrative Expenses.  General and administrative expenses decreased 5.3% to $682,269 for the three months ended September 30, 2006 from $720,161 for the three months ended September 30, 2005. The decrease is attributed to a reduction in infrastructure costs resulting from the completion of construction projects as well as cost cutting efforts directed by management.

Other Expense, Net. Other expense decreased 26.2%to $183,097 for the three month period ended September 30, 2006 from $248,055 through the three month period ended September 30, 2005 due primarily to a gain on sale of fixed assets in Saipan.

Net Loss To common stockholders.  Net losses to common stockholders were $709,077 for the three months ended September 30, 2006 and $1,151,774 for the three months ended September 30, 2005.  The lower net loss during the first half of 2006 versus 2005 was driven higher revenues and lower costs of revenues and operating expenses.

Liquidity

During the fiscal years of 1998 through 2005, we experienced significant operating losses with corresponding reductions in working capital and net worth.  Specifically, the Company incurred a net loss of $2.3 million for the nine months ended September 30, 2006 and losses of $5.4 million and $17.5 million for the years ended December 31, 2005 and 2004, respectively.  As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $9.4 million.  The Company relies heavily on equity financing from SHBC, a related party, and bank loans to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of September 30, 2006 the Company had total outstanding debt of $18.7 million of which $13.6 million is due in the next twelve months. As of September 30, 2006 the Company had an accumulated deficit of $61.7 million and total stockholders’ deficit of $10.5 million.

The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, for working capital needs, debt repayment, and business expansion as may be required. SHBC continues to provide funding for operations, including debt payments that are necessary through either stock purchases or direct loans.  SHBC, through its related affiliates, has provided $3,491,000 in loans during the first nine months of 2006 and an additional $336,000 in loans subsequent to September 30, 2006.  The Company is currently engaged in discussions with SHBC regarding a proposal to convert these loans to equity.  Furthermore, SHBC has agreed or has provided either a guarantee or letters of credit covering all of the company’s loans from non-related parties.

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

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended September 30, 2006:

There were no changes in our internal control in the third quarter.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

During a Shareholder meeting on October 31, 2006, the Shareholders voted to retain the existing members of the Board of Directors. The following directors were elected: Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim and Nidal Z. Zayed. The number of votes for the election of the directors was 90,448,540, against were zero and 150 votes abstained. In addition, the Shareholders also approved to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The number of votes for the increase in the number of authorized shares of common stock was 90,448,540, against were zero and 150 votes abstained. No other action was taken during this meeting.

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

Telesource International, Inc.
(Registrant)

Date	November 9, 2006	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

Date	November 9, 2006	/s/ Greg Grosvenor
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