Form 10KSB
period 2006-12-31
TELESOURCE INTERNATIONAL INC
filed 2007-04-02
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 0-2564

TELESOURCE INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	6770	36-4025775
State or other jurisdiction of Incorporation or organization	PRIMARY STANDARD INDUSTRIAL CLASSIFICATION CODE NUMBER	I.R.S. Employer Identification No.

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

Issuer’s revenues for the most recent fiscal year: $5,509,784

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s voting stock held by non-affiliates of the Registrant on December 31, 2006 was approximately $4,824,600.

Number of shares of $0.01 par value Common Stock outstanding as of the close of business on December 31, 2006: 105,067,661 shares.

Documents Incorporated by Reference

None

PART I

ITEM 1. BUSINESS

The terms “Telesource,” “Company,” “our,” and “us,” as used in this annual report, refer to Telesource International Inc. The term “SHBC” refers to Sayed Hamid Behbehani and Sons Company.

You are cautioned that the Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10-KSB, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company’s plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of management and the Board. These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

1a) GENERAL

Telesource is an international company engaged primarily in the operation of energy conversion power plants. During 2005 the Company restructured its construction business after it had completed all construction projects that existed at that time. In a strategic shift from prior construction contracts, the Company will seek new projects on a limited basis in coordination with other companies in possible joint venture partnerships. The primary partner in these projects would most likely be with SHBC. SHBC, together with certain of its affiliates, which owns in excess of 95% of the Company’s outstanding shares. The Company has begun to bid on international engineering and construction projects in a joint venture arrangement with SHBC. One of these bids recently resulted in the award of a $42.6 million contract during 2006 to build a United States Embassy in Fiji.  The Joint Venture (as explained below) received notice to proceed with construction in 2007.

The Company conducts its operations through the parent company and its three subsidiaries located in four geographic locations. Telesource, located in Lombard, Illinois U.S.A,. is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland.

The Company has a subsidiary located in Fiji, Telesource Fiji, Ltd., that maintains and operates diesel fired electric power generation plants for the sale of electricity in the country. Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji. The Company’s Mariana subsidiary, Telesource CNMI, Inc., is on the island of Tinian, an island in the Commonwealth of Mariana Islands (U.S. Territory). The Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, the Company maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company’s construction joint venture with SHBC named Telesource International, Inc./ Sayed Behbehani & Sons Company, Joint Venture, L.P. (“TSI/SHBC JV”) also operates from its Lombard office. TSI/SHBC JV is a limited partnership, with an equity split of 51% Telesource and 49% SHBC. The total start up equity of the joint venture is $2,245,000. Telesource International Inc., is the general partner of the TSI/SHBC JV and accordingly is authorized to determine the appropriate allocation of profit and losses. It is the general partners’ intention to allocate profits and losses 99% Telesource and 1% SHBC. The joint venture company also has a wholly owned subsidiary in Fiji, named Telesource SHBC Fiji (“TSF”)

The Company was previously engaged independently in the construction of airports, correctional facilities, museum improvements, radio towers and single family homes. The Company’s new strategy, effective in 2006, is to engage in construction activities through its joint-venture with SHBC.

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

Change Order No. 3 requires Telesource to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $876,000 in costs associated with this upgrade through December 31, 2006. The Company will be seeking certification for the upgrade by the client. Such certification includes certain negotiating issues that may affect the remaining costs to complete the upgrade. The Company projects the completion of the upgrade in 2007 and estimates the additional costs to be approximately in the range of $48,000 to $125,000.

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

Construction Services

As noted above, Telesource has implemented a new strategy for the construction market. This new strategy combined the depth of SHBC’s experienced personnel and success in the construction industry with Telesource’s experience and contacts. The strengths that each of these Companies contributes to the joint venture will be the foundation for the Company’s future growth in this market segment.

The JV has been awarded the contract to build a United States Embassy in Suva, Fiji. The Company has extensive experience in Fiji, primarily from operating power plants. Through this experience it has developed a strong understanding of the economic and business climate and has developed strong relations with local businesses. It is the Company’s intentions to obtain other opportunities in Fiji.

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

Active Construction Projects and Services

The TSI/SHBC JV was recently awarded the contract to build the new United States Embassy in Fiji. This contract is a design-build contract valued at $42.6 million.

Completed Construction Projects and Services

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

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of three diesel power plants with generation capacity of 78 MW. The two power plants are located in Kinoya and Vuda, Fiji. Telesource and the Fiji Electric Authority finalized negotiations for the management of the recently newly built power plant in Kinoya. The Company is responsible for managing the power plant and will receive additional fees for providing these services.

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

Telesource also competes in the market to develop and construct power generation and other facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In some cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of opportunities. Many of the companies competing in this market have substantially greater resources. Telesource believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Telesource to continue to compete effectively in the development market if and when opportunities arise. Presently, Telesource believes there are a number of opportunities for project development worldwide for projects similar to those previously developed by Telesource. However, Telesource is currently evaluating whether it should seek development opportunities in other areas outside of the South Pacific to diversify its activities.

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

Customer dependence

Telesource depends on two customers for power-generation revenues. The loss of either single customer would have a material adverse impact on the company’s financial performance. Together, CUC and FEA represent 86.6% of Telesource’s total revenues of $5.5 million. Revenues from CUC totaled $978,534 or 20.5% of combined power generation revenues whereas FEA totaled $3,790,477 or 79.5% of combined power generation revenues.

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

Insurance and Bonding

Telesource maintains general and excess liability, construction equipment, and workers’ compensation insurance; all in amounts consistent with industry practices. Telesource believes its insurance programs are adequate subject to deductibles some of which are approximately $800,000.

TSI/SHBC JV was required to obtain two stand by letter of credits representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand by letter of credits with Al Ahli Bank of Kuwait and confirmed by the Bank of New York. The total of these stand by letter of credits are $21.5 million.

Previously, Telesource was required to provide bonding for the airport runway project on the island of Tinian. This project had partial funding from the U.S. Government (the Federal Aviation Administration “FAA”) and consequently, U.S. Treasury Listed Bonding was required. During 2002, Telesource was required to provide bonding for the prison project on the island of Saipan. In order to secure the required bonding, Telesource’s largest shareholder, SHBC, provided a letter of credit to the surety equal to 100% of the contract value of $17 million. Telesource’s ability to obtain additional surety bonding depends upon its capitalization, working capital, past performance, management expertise and other factors, which may change from time to time. During 2005, the Company was released from the bonding requirement and consequently, SHBC was also released from the letter of credit requirements.

Employees

Telesource, as of December 31, 2006, employed 132 people, consisting of 14 employees in management, 22 engineers and technical staff members, 7 support staff members and 89 hourly employees. All of Telesource’s employees are nonunion workers, although Telesource may employ union subcontractors from time to time.

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

Reports to Security Holders

The Company files various reports with Securities and Exchange Commission as required. Currently, the Company selected to file under the Small Business regulations and files 10-QSB Quarterly Reports and 10KSB’s Annual Reports.

The public may read and copy any material the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549 or by calling 1-800SEC-0330. In addition the Company files electronically and their filings can be obtained at http://www.sec.gov.

ITEM 2. PROPERTIES

Telesource maintains leased office space and leases land for storage of construction equipment. In the corporate offices in Illinois, Telesource has an office space leased through April 2007. Telesource’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands is leased for a term which extended through December 2004 and is currently on a month-to-month renewal. The Company’s office in the Republic of Palau was closed in August 2005. Management believes its existing arrangements for its office facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004 and additional $200,000 during 2006. Telesource has denied any liability and will aggressively defend itself to dismiss this claim

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual meeting of Shareholders on October 31, 2006, the Shareholders voted to retain the existing members of the Board of Directors. The following directors were elected: Ralph Beck, Jeff Adams, Max Engler, Ibrahim Ibrahim and Nidal Z. Zayed. The number of votes “for” the election of the directors was 90,448,540, “against” were zero and 150 votes abstained. In addition, the Shareholders approved to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000. The number of votes for the increase in the number of authorized shares of common stock was 90,448,540, against were zero and 150 votes abstained. No other action was taken during this meeting.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. On November 1, 2001, Telesource’s common stock began trading on the Over-the-Counter Bulletin Board under the symbol “TSCI” and currently is traded in the Pink Sheets. Prior to that time, Telesource’s common stock was not listed for trading.

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported on Pink Sheets:

	HIGH	LOW
2006
First Quarter	0.25	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.25
Fourth Quarter	1.10	0.25

2005
First Quarter	0.02	0.02
Second Quarter	0.02	0.02
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.02

On the most recent trade date of January 15, 2007, the stock traded at $1.05 per share for 1,500 shares.

HOLDERS. As of December 31, 2006, there were 184 shareholders of record.

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

	December 31, 2006		December 31, 2005
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	225,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	225,000	1.25
Options exercisable at December 31	180,000	1.25	225,000	1.25
Shares available for future grant at December 31	100,000		60,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2006, no options had been awarded under this plan.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities to SHBC in the following transactions during 2006:

•                  On December 12, 2006 we issued 1,350,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $675,000.

•                  On December 13, 2006 we issued  2,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000.

•                  On December 22, 2006 we issued  8,279,521 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $4,139,760. The shares issued represented the conversion of related party debt with SHBC, to equity.  Loans in the amount of $3,992,000 with interest of $147,760 were converted into 8,279,521 shares of common stock.

The funds received from these sales were used to reduce long-term debt, vendor payables and support on-going operations.

ITEM 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this annual report on Form 10-KSB.

HIGHLIGHTS

Revenues for the year ended December 31, 2006 were $ 5.5 million compared to $5.9 million for the year ended December 31, 2005.  Net loss to common stockholders was $3.5 million for 2006 compared to $5.4 million for 2005, a decrease of $1.9 million or 35.2%.  Basic and diluted net loss to common stockholders per share was $0.04 for 2006 compared to $0.08 per share for 2005.

Liquidity

As of December 31, 2006, the Company’s total liabilities exceeded total assets by $5.8 million.  This was a $2.4 million improvement over 2005.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of December 31, 2006 the Company had total outstanding debt of $14.6 million of which $2.5 million is due in 2007. As of December 31, 2006 the Company had an accumulated deficit of $62.9 million and total stockholders’ deficit of $5.8 million.

The Company incurred operating losses of $2.1 million and $4.7 million for the years ended December 31, 2006 and 2005, respectively. The Company incurred net losses to common stockholders of $3.5 million and $5.4 million for the years ended December 31, 2006 and 2005, respectively.

Cash used in operating activities was $1.3 million and $3.5 million for the years ended December 31, 2006 and 2005, respectively. Funds provided through financing activities representing either debt or common stock issuance amounted to $3.0 million and $2.0 million for the years ended December 31, 2006 and 2005, respectively.

During 2006 management addressed operating and working capital deficits by working with its key investor, SHBC.  As reported in Item 5, herein, management raised $5.7 million in 2006 and $9.0 million in 2005 through the combination of short term debt and issuance of common stock.   The short term debt was converted into equity in December of 2006 subsequent to shareholder approval to increase the number of outstanding shares to 200,000,000.  The sales of common stock were made through private, unregistered sales of the Company’s securities.  The additional equity raised during 2006 was used to pay down debt and fund continuing operations.  Much of the debt obligations coming due during 2006 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.  These collections along with the additional equity and short term debt were sufficient to cover Telesource’s 2006 obligations.  Beyond the cash expected to be generated by the U.S. Embassy Project in Fiji the Company expects to  seek support from its principal stockholder, SHBC, on an as-needed basis only.   SHBC has signed a Stock Purchase Agreement that provides  a guarantee of $2.6 million cash infusion in 2007.  These funds would work to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion. SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $14.6 million.

During  2006 the Company  received $4.0 million in loans from SHBC related companies.  On October 31, 2006 at the annual general meeting, results of the shareholder proxy were reported.  Five incumbent members of the Board of Directors were re-elected and a measure to increase the authorized number of common stock shares to 200,000,000 was passed.  Afterward, the entirety of the $4.0 million in debt plus another $1.7 million of cash infusion were converted into 11,629,521 shares of common stock.

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: power generation and construction of power plants, trading, and construction services. Revenue of the power generation and construction of power plants segment includes sales-type lease revenues. The power generation activities occurred in the Commonwealth of Northern Mariana Islands, a U.S. territory, (“CNMI”) and construction of power plants and U.S. Embassy occurred in Fiji. Construction services occurred in the CNMI and the Republic of Palau while trading activities occurred in the United States and the CNMI. Telesource is responsible for certain warranty work associated with the Adult Correctional Facility located in Saipan. Telesource as noted earlier is changing its construction strategy.   As a result of implementing this new strategy, TSI/SHBC JV has been awarded the contract to build the new United States Embassy in Fiji.  This contract was awarded late in the fiscal year and therefore no material transactions relating to this project occurred during 2006.

OVERVIEW

During 2006, total assets decreased from 2005 by $901,022 due primarily to reductions in construction receivables ($1.3 million), which were partially offset by increases in power generation receivables ($544,583).  Also contributing to the decrease were reductions in the net investment in sales type lease ($2.1 million), partially offset by a $1.7 million increase in the cash balance related  to equity infusions, higher inventory and other asset balances ($340,379).  The construction receivables decreased due to the collection from the Department of Public Works as well as payments received on retainage balances for the West Tinian Airport project.   The Company’s power generation receivables decreased solely due to TCNMI’s   collections on delinquent receivables from the Commonwealth Utility Corporation.  Net investment in sales-type lease was reduced through the monthly collection and normal amortization of the sale/leaseback amount related to the construction agreement of the Tinian power plant.

The Company’s vendor payable liabilities decreased by $0.6 million primarily due to payments made to construction related vendors in the TCNMI subsidiary.  In addition, we also reduced our total long term debt by $2.7 million from the proceeds of equity sales.  The sales of the securities were primarily to SHBC and their affiliates.

Total revenues decreased in 2006 by $424,103 due primarily to less construction related activities ($1,202,079).  Partially offsetting this was a $927,645 increase in power generation revenues.  The cost of revenues declined as well from 2005 levels by $1,397,057 million, again related to the significant reduction in construction activity as well as to fewer engine overhauls.  These cost reductions were partially offset by higher expenses in the Transmission Distribution business.

Operating expenses decreased by $1.6 million in 2006 from across the board reductions in salaries, occupancy, general and administrative and asset impairment charges.

RESULTS OF OPERATIONS

Comparison of the twelve months ended December 31, 2006 and 2005

Service Fees - Power Generation Plant. Service fees - power generation plant increased 24.1% to $4.8 million in 2006 from $3.8 million in 2005. The $927,645 increase in service fees - power generation plant is attributed to an increase in diesel power demand as Fiji experienced lower rainfall throughout the year, a negotiated reduction in the cap on foreign exchange conversion which had a positive impact on the revenue computation formula, and a 29.8 mega-watt increase in production capacity as a result of the Company contracting with FEA to manage the new Caterpillar engines in the Kinoya plant.  Partially offsetting these increases was lower power generation revenue at the Tinian power plant in the amount of $142,000 as compared to 2005 revenue.  This reduction in Tinian was due to engine overhauls and the operation of the new Caterpillar engines in Kinoya.

Service Fees - Sales increased to $66,825 in 2006 from $0 in 2005 a result of obtaining additional work in Fiji related to repair as well as installing new transmission lines and work related to the Butoni wind farm.

Service Fees — related party - Service fees increased $2,482 or 35.1% to $9,544 in 2006.  The increase was due to a higher demand for TSI’s purchasing services in locating products to be used by SHBC.

Rental Income - Rental income decreased 96.6% in 2006 to $956 from $28,420 in 2005. The decrease in rental income was attributed to the termination of two separate short-term lease agreements with Fiji Electric Authority and the government of Guam in which the Company was to provide temporary power generation equipment.  Additionally, this type of business does not complement Telesource’s longer-term strategic plan.

Finance Lease Revenues. Finance lease revenues decreased 25.0% to $0.6 million in 2006 from $0.8 million in 2005. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales-type-lease is fully amortized in March, 2009.

Construction Revenues - Construction revenues decreased 96.3% to $46,000 in 2006 from $1,248,079 in 2005. The decrease in construction revenues is attributed to management’s efforts to complete existing contracts and implement its new joint-venturing strategy under the name of TSI/SHBC JV on new projects. In late November, 2006 TSI/SHBC JV was awarded a $42.6 construction project by the Department of State to build the United States Embassy in Fiji.

Expenses

Operation and Maintenance Costs — Power Generation Plant - Operation and maintenance costs — power generation plant decreased 10.0% to $3.7 million in 2006 from $4.1 million in 2005.  The decrease was due to fewer engine overhauls in Fiji as well as a reduction in the amount of spare part purchases required for these overhauls.

Provision for Uncollectible Accounts-   Provision for uncollectible accounts increased to $36,168 in 2006 from $21,572 in 2005. The increase in the 2006 expense was related to small accounts within TCNMI.

Construction Costs - Total construction costs decreased to $0 in 2006, down from $1,136,888 in 2005. This decrease reflects the wind-down of construction contracts during 2005 before initiating the new strategy of working in a joint venture with SHBC.

Salaries and Employee Benefits -   Salaries and employee benefits decreased by $431,440 due to exiting the construction business in 2005 and management’s continuing efforts to reduce costs during 2006.

Occupancy and Equipment - Occupancy and equipment expenses decreased $146,231 to $220,726 in 2006 from $366,957 in 2005. The decrease was the result of closing an office in Saipan.

General and Administrative Expenses -   General and administrative expenses decreased 18.7% to $2.6 million in 2006 from $3.2 million in 2005. The decrease is due to lower professional fees, depreciation, and travel and insurance costs during 2006.

Impairment of long-lived assets decreased by 100.0% to $0 from $385,926 in 2005, due to the wind-down in the construction segment.  In 2005 the Company had reviewed all fixed assets, particularly those that were construction related, and determined that certain items were impaired.   Based upon management’s review of assets, no impairment charge was necessary in 2006.

Other income/ (expense) -  Other expense increased to $870,153 in 2006 from $685,423 in 2005 due to higher interest expense resulting from an increase in the interest rate on existing loans and interest expense related to SHBC short term debt.

Income Tax Expense - Telesource recognized an income tax provision of $464,565 in 2006 and an income tax credit of $12,932 in 2005.  The large provision in 2006 derives from Fiji.  Telesource had net operating loss carry forwards for U.S. purposes at December 31, 2006 of approximately $13 million.  The Company has approximately $41 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

SUBSEQUENT EVENTS

The Company issued unregistered securities to SHBC in the following transactions subsequent to December 31, 2006:

•                  On February 1, 2007 we issued 310,000 shares of common stock of S for $155,000.

•                  On February 19, 2007 we issued 730,000 shares of common stock S for $365,000.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Telesource International, Inc.
Lombard, Illinois

We have audited the accompanying balance sheets of Telesource International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

L J Soldinger Associates, LLC

Deer Park, Illinois
March 23, 2007

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,194,207	$477,944
Accounts receivable less allowance for doubful accounts of $62,345 and $26,177 at December 31, 2006 and December 31, 2005, respectively	1,226,912	2,021,136
Accounts receivable - related party	2,582	10,397
Current portion of net investment in sales-type lease	2,352,864	2,142,552
Prepaid expenses and other current assets	1,663,914	1,320,511
Total current assets	7,440,479	5,972,540
Net investment in sales-type lease — long term	3,038,470	5,391,333
Property, plant, and equipment, net	553,016	566,090
Other assets	39,334	42,358
Total assets	$11,071,299	$11,972,321

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,513,107	$3,131,938
Accounts payable	484,701	1,005,656
Accounts payable — related party	212,974	179,255
Accrued expenses	1,544,082	1,674,919
Other current liabilities	10,110	22,739
Total current liabilities	4,764,974	6,014,507

Long-term debt	12,117,289	14,201,531

Total liabilities	16,882,263	20,216,038

Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, shares, none issued and outstanding at September 30, 2006 and December 31, 2005
Common stock, $0.01 par value. authorized 200,000,000 shares, 105,067,661 and 93,438,140 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	1,050,677	934,381
Additional paid-in capital	56,050,645	50,352,181
Accumulated deficit	(62,920,570)	(59,448,751)
Accumulated comprehensive income (loss)	8,284	(81,528)

Total stockholders’ deficit	$(5,810,964)	(8,243,717)

Total liabilities and stockholders’ deficit	$11,071,299	$11,972,321

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006 and 2005

	2006	2005
Revenues:
Service fees — power generation plant	$4,769,011	$3,841,366
Service Fees	66,825	—
Service Fees — related party	9,544	7,062
Rental income	956	28,420
Finance lease revenue	617,448	808,960
Construction revenues	46,000	1,248,079
Gross revenues	5,509,784	5,933,887
Costs and expenses:
Operation and maintenance costs - power generation plant	3,729,472	4,143,773
Provision for uncollectible accounts	36,168	21,572
Costs of service	151,518	89,594
Construction costs	—	1,154,592

Cost of revenues	3,917,158	5,409,531

Gross profit	1,592,626	524,356

Operating expenses:
Salaries and employee benefits	948,325	1,379,765
Occupancy and equipment	220,726	366,957
General and administrative	2,560,676	3,085,828
Impairment of long-lived asset	—	385,925

Total operating expenses	3,729,727	5,218,475

Operating loss	(2,137,101)	(4,694,119)

Other income/(expense):
Interest expense, net	(1,304,840)	(1,118,385)
Other income/(expense), net	434,687	432,962

Total other expense	(870,153)	(685,423)

Loss before income taxes	(3,007,254)	(5,379,542)

Income tax expense (benefit)	464,565	(12,932)

Net loss	(3,471,819)	(5,366,610)

Net loss to common stockholders	$(3,471,819)	$(5,366,610)

Basic and diluted net loss per share	(0.04)	(0.08)

Weighted average shares outstanding	93,501,812	64,350,919

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

Years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock					Accu-
								mulated
								compre-
					Additional	Accu-	Compre-	hensive	Total
				Par	paid-in	mulated	hensive	income	stockholders’
	Shares	Value	Shares	value	capital	deficit	loss	(loss)	deficit
Balance at December 31, 2004	—	$—	49,568,519	$495,685	$37,860,989	$(54,082,141)		$(15,331)	$(15,740,798)

Sale of common stock - 9,103,401 shares at $0.50 per share	—	—	12,186,543	121,865	5,971,407	—	—	—	6,093,272
Sale of common stock - 2,500,000 shares at $0.40 per share	—	—	2,500,000	25,000	975,000	—	—	—	1,000,000
Sale of common stock - 9,500,000 shares at $0.20 per share	—	—	9,500,000	95,000	1,805,000	—	—	—	1,900,000
Conversion of debt into common stock 19,683,078 shares at $0.20 per share	—	—	19,683,078	196,831	3,739,785	—	—	—	3,936,616
Net loss	—	—	—	—	—	(5,366,610)	(5,366,610)	—	(5,366,610)
Dividend	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(66,197)	(66,197)	(66,197)
Comprehensive loss	—	—					$(5,432,807)
Balance at December 31, 2005	—	$—	93,438,140	$934,381	$50,352,181	$(59,448,751)		$(81,528)	$(8,243,717)

Sale of common stock - 3,350,000 shares at $0.50 per share	—	—	3,350,000	33,500	1,641,500	—	—	—	1,675,000
Conversion of debt into common stock 8,279,521 shares at $0.50 per share	—	—	8,279,521	82,796	4,056,964	—	—	—	4,139,760
Net loss	—	—	—	—	—	(3,471,819)	(3,471,819)	—	(3,471,819)
Dividend	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	89,812	89,812	89,812
Comprehensive loss							$(3,382,007)
Balance at December 31, 2006	—	$—	105,067,661	$1,050,677	$56,050,645	$(62,920,570)		$8,284	$(5,810,964)

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,471,819)	$(5,366,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	203,735	385,908
(Gain)/Loss on disposal of fixed assets	(166,824)	(23,097)
Interest expense paid through issuance of common stock	147,760	—
Provision for unbilled and uncollected accounts	36,168	21,572
Impairment of long-lived assets	—	385,926
Changes in assets and liabilities:
Accounts Receivable	758,056	2,787,201
Accounts Receivable - related party	7,815	—
Prepaid expenses and other current assets	(343,403)	447,134
Costs and estimated earnings in excess of billings	—	1,375,689
Net investment in sales-type lease	2,142,553	1,951,040
Other assets	3,022	(17,601)
Accounts payable	(565,872)	(2,957,902)
Accounts payable - related party	78,636	390,957
Accrued expenses	(130,837)	(807,973)
Billings in excess of cost and estimated earnings	—	(108,643)
Accrued loss on contracts in progress	—	(1,985,557)
Other liabilities	(12,629)	22,739

Net cash used in operating activities	(1,313,639)	(3,499,217)

Cash flows from investing activities:
Proceeds from sale of equipment	391,282	139,400
Capital expenditures	(288,646)	(69,550)
Net cash provided by (used in) investing activities	102,636	69,850
Cash flows from financing activities:
Proceeds from long-term debt	—	7,500,000
Proceeds from borrowings - related party	3,992,000	—
Principal payments on borrowings - related party	—	(1,500,000)
Payments of long-term debt	(2,829,546)	(12,992,493)
Proceeds from sale of common stock	1,675,000	8,993,272
Net cash provided by financing activities	2,837,454	2,000,779

Effect of exchange rate changes on cash	89,812	(66,197)
Net increase (decrease) in cash and cash equivalents	1,716,263	(1,494,785)
Cash and cash equivalents at beginning of year	477,944	1,972,729
Cash and cash equivalents at end of year	$2,194,207	$477,944

Supplemental disclosure:
Cash paid during the year for interest	$1,268,610	$1,029,088
Cash paid during the year for income taxes	118,186	—

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     Background

Telesource International, Inc. (“Telesource” or the “Company”) was incorporated in Delaware in 1994. Telesource was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource entered into contracts as an international engineering and construction company for various projects including airport runways as well as moving large radio broadcast towers. In addition, Telesource also constructed and manages the operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. In addition, it bids on construction projects with its joint venture partner, SHBC under the name, Telesource International, Inc./Sayed Hamid Behbehani & Sons, Co., Joint Venture, LP (“TSI/SHBC JV”) TSI/SHBC JV recently won a $42.6 million contract to build a United States Embassy in Suva, Fiji.

The Company conducts its operations through the parent and its three subsidiaries. The Company’s Telesource International division includes its trading business. The Company’s TSI/SHBC JV bids construction projects. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands. The Company’s other subsidiary, Telesource Fiji, Ltd., handles the Company’s power generation activities in Fiji.

Telesource has three main operating segments: power generation , trading and construction services. The power generation activities commenced in March 1999.

(2)                     Summary of Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource International ,Telesource CNMI Inc., and Telesource Fiji, Ltd. In addition, the consolidated financial statements will also include 51% of the initial equity contributions and 99% of the operating income or loss of the joint venture TSI/SHBC JV. As of December 31, 2006 no material transactions related to TSI/SHBC JV occurred. All significant intercompany transactions and accounts have been eliminated.

(b)                      Liquidity

Although the Company has been experiencing a net working capital deficiency, as well as recurring losses and negative cash flows from operations, the Company plans to raise approximately $2.6 million of funding from its principal shareholder, SHBC in 2007 to cover planned operating deficits in 2007. SHBC related companies have signed a Stock Purchase Agreement that commits to purchasing $2.6 million of equity shares during 2007. In 2006 the Company received $4.0 million in equity infusion from SHBC related companies. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has begun to assess each of the business segments and is developing a strategy to improve the financial condition of the Company. Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company.

The company entered into a Joint Venture Agreement with SHBC during 2006. Telesource International Inc. is the General Partner is expected to allocate profits/losses to the Company and SHBC on a 99% to 1% basis, respectively. SHBC has provided a stand by letter of credit in the amount of $21.5 million for the performance bond requirements of the $42 million embassy project in Fiji. The $2.6 million to be received through the Stock purchase Plan, noted above is not anticipated to be used by the joint venture.

As of December 31, 2006, the Company’s total liabilities exceeded its total assets by $5.8 million. The Company relies heavily on financing from banks as well as its principal investors, SHBC to support its operations. As of December 31, 2006 the Company had total outstanding debt of $14.6 million of which $2.5 million is due in 2007 and $12.1 million is due in 2008. As of December 31, 2006 the Company had an accumulated deficit of $62.9 million and total stockholders’ deficit of $5.8 million.

The Company incurred a net loss to common stockholders of $3,471,819 and $5,366,610 for the years ended December 31, 2006 and 2005, respectively.

Net cash provided by financing activities was $2,837,454 and $2,000,779 for the years ended December 31, 2006 and 2005, respectively.

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

(e)                       Deposits in Excess of Federal Deposit Insurance Corporation Insurance

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of December 31, 2006, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $1,809,703.

(f)                         Revenue Recognition

The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Revenue from construction contracts and construction revenues on power plants, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and estimated total projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

(g)                      Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to depreciate the cost over the estimated economic lives of the assets. Depreciable lives used for financial reporting purposes are as follows:

Asset description	Estimated useful life
Leasehold improvements	Lesser of lease term or 7 years
Automobiles	5 years
Construction machinery and equipment	10 years
Office furniture and fixtures	5 years
Computer and communication equipment	3-5 years
Other Assets	1 year

Cost and accumulated depreciation are eliminated from the accounts when assets are sold or retired and any resulting gain or loss is reflected in operations in the year of disposition.

(h)                      Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2006 and 2005 Telesource recognized asset impairment charges of $0 and $385,926, respectively, related to certain construction equipment held by Telesource. See Note 6.

(i)                         Income Taxes

Telesource International, Inc., Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporation income tax returns. Telesource International, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands corporation and files a corporation tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporation tax return.

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

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $163,566 and $302,405 in 2006 and 2005, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

(j)                         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

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

(l)                         Stock Based Compensation

The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The plans are more fully described in note 12. In years prior to 2006, the Company accounted for the stock incentive plans in accordance with the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under the Company’s stock incentive plans, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the Consolidated Statements of Operations.

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

There was no stock based compensation granted in 2006 or 2005.

(m)                   Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity. The Company accounts for this maintenance as costs are incurred.

(n)                      Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in 2007. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

(o)                      Reclassifications

Certain amounts for the year ended December 31, 2005 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended December 31, 2006. These reclassifications had no effect on net income.

(3)                     Customer Concentrations

The Company has a concentration of risk with two significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $1.0 million and $1.1 million for 2006 and 2005, respectively.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was $4.7 million and $6.8 million as of December 31, 2006 and 2005, respectively. The discounted value of the promissory notes was $4.2 million and $5.9 million at December 31, 2006 and 2005, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was $1.2 million and $1.6 million at December 31, 2006 and 2005, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 7. Revenues from the Tinian power plant were 29.0% and 32.5% of the Company’s revenues for 2006 and 2005, respectively. Gross receivables for the investment in sales-type lease were $6.0 million and $8.7 million at December 31, 2006 and 2005, respectively.

The second significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $3.8 million and $2.7 million in 2006 and 2005, respectively. Revenues from FEA were 69% and 46% of the Company’s total revenues for 2006 and 2005, respectively.

The Company previously had several construction contracts for projects that were completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company began to bid on new contracts under the TSI/SHBC JV company during 2006. As noted earlier, the Company was awarded a $42.6 million contract to build a United States Embassy in Suva, Fiji. This project began in 2007

(4)                     Accounts Receivable

Accounts receivable consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Construction contracts completed and in progress	$0	$801,071
Retainages	0	486,547
Trade and Other	1,289,257	759,695
	1,289,257	2,047,313
Less allowance for doubtful accounts	62,345	26,177
Net accounts receivable	$1,226,912	$2,021,136

The allowance for doubtful accounts at December 31, 2006 and 2005 were $62,345 and $26,177, respectively. Direct write-offs of uncollectible accounts were $0 and $16,074 in 2006 and 2005, respectively..

During the Twelve month period ended December 31, 2006 the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, increased $384,615 or 83.5% to $845,230 from $460,615. The accounts receivable balance represents the total amount billed for variable and fixed service fees related to power production that had not been collected from the CUC during this period. During the year, CUC had become delinquent in their payments to TCNMI . However CUC has been reducing the outstanding delinquent amount through payments in accordance with an agreed upon payment plan. CUC had made payments of $442,000 against the outstanding delinquent balance as of December 31, 2006. Furthermore, CUC had made additional payments of approximately $447,000 during the first three months of 2007 against the delinquent amount.

(5)                     Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. In 2006 and 2005, respectively, balances for costs and estimated earnings in excess of billings were $0 and $3,670.

(6)                     Property, Plant, and Equipment

	2006	2005
Buildings/Leasehold improvements	$84,570	$2,730
Transportation equipment	412,375	286,778
Construction machinery and equipment	275,557	1,091,843
Office furniture and equipment	322,218	194,169
Computer and communication equipment	141,065	102,764
	1,235,785	1,678,284
Less accumulated depreciation and amortization	682,769	1,112,194
Net property, plant, and equipment	$553,016	$566,090

Total depreciation expense was $203,735 and $385,908, in 2006 and 2005, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

The Company recognized an asset impairment charge of $385,926 in 2005 attributable to construction equipment to be sold during 2005 and 2006. The charge included abandoned assets. The Company had reported the entire amount of this impairment in operating expenses in 2005. The Company did not require an impairment charge in 2006.

(7)                     Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2006 and 2005 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997
	2006	2005	inception
Guaranteed monthly payment	$4,680,000	$6,840,000	$21,600,000
Minimum operation and maintenance fee	1,300,000	1,900,000	6,000,000
Total minimum lease payments receivable	5,980,000	8,740,000	27,600,000
Less unearned income	588,666	1,206,115	9,750,000
Net investment in sales-type lease	$5,391,334	$7,533,885	$17,850,000

Current portion	$2,352,864	$2,142,552
Long-term portion	3,038,470	5,391,333

	$5,391,334	$7,533,885

The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2008 and $460,000 in 2009.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $978,534 and $1,120,560 for the years ended December 31, 2006 and 2005, respectively.

(8)                     Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of Credit for $625,000 issued by the Bank of New York on behalf of SHBC.	$235,967	$710,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	74,983	224,948

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	6,700,000	8,860,000
Arab Banking Corporation Loan Facility with interest payments due in six month periods, and principal balance due June 30, 2008. Interest is charged at 1.25% plus Libor. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

ANZ Motor Vehicle Principal. Consists of three leases each running 36 months from November 22, 2006 through October 31, 2009, total monthly payments of $3,513.05 bearing interest rates ranging between 10.5% and 11.5% per annum.	119,446	0

ANZ loan due on July 17, 2007 with monthly principal and interest payments of $2,000 collateralized by automobiles. Interest is charged at 8.0%.	0	28,227

VB Holdings Motor Vehicle due on September 24, 2006 with monthly principal and interest payments of $1,000. Interest is charged at 7.75%.	0	9,327

Notes Payable	$14,630,396	$17,333,469

Less current portion	2,513,107	3,131,938
Long term portion	$12,117,289	$14,201,531

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $121,000 USD at December 31, 2006) for the purchase or leasing of vehicles. Interest will be charged at the rate of 11.5% per annum. This facility is revolving and is subject to annual review. As of December 31, 2006 the Company has drawn upon the credit facility in the amount of FJD $197,529 (approximately $119,446 USD).

Scheduled maturities of debt outstanding as of December 31, 2006 are as follows:

Years ending December 31:
2007	$2,513,107
2008	9,702,157
2009	2,415,132
2010	0
2011	0
$14,630,396

(9)                 401K Plan

The Company has a 401K non-matching retirement plan named Telesource International, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the allowable maximum amount into a fund managed by Aetna. There were no contributions to this plan in 2006 or 2005.

(10)              Stockholder’s Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these Preferred Shares are issued nor outstanding as of December 31, 2006 or 2005. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock Offerings

As of December 31, 2006, 105,067,661 shares of the Company’s common stock were issued and outstanding compared to 93,438,140 shares at December 31, 2005.

During 2006 Telesource issued 8,279,521 Common Shares in debt conversion transactions totaling $4,139,760. In addition the Company issued 3,350,000 shares in four transactions totaling $1,675,000.

During 2005 Telesource issued 24,186,543 Common Shares via twenty-two sales transactions totaling $10,336,616 in proceeds. Additionally, the Company issued 19,683,078 Common Shares in four debt conversion transactions totaling $2,593,271.

(11)   Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2006	2005
Numerator — basic and diluted loss per share Net loss	$(3,471,819)	$(5,366,610)
Less: Preferred stock dividends	—	—
Net loss available to common stockholders	$(3,471,819)	$(5,366,610)

Denominator — basic and diluted loss per share — weighted average common shares outstanding	93,501,812	64,350,919
Basic and diluted earnings per share	$(0.04)	$(0.08)

Fully-vested options to purchase 180,000 shares of common stock granted under the 2000 non-employee director stock option plan, and 2,999,999 warrants were outstanding at December 31, 2006 and 2005, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e. reduce the loss per share).

These warrants, issued at various dates in 2003 and 2004, expire in 2008 and 2009 and are exercisable between $0.50 and $1.50 per share.

(12)   Stock Option Plans

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

Changes in options outstanding are summarized as follows:

	December 31, 2006		December 31, 2005
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	225,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	225,000	1.25
Options exercisable at December 31	180,000	1.25	225,000	1.25
Shares available for future grant at December 31	60,000		60,000

During 2006, Wes Marsh resigned as a Director. Participants of this plan have 90 days to exercise their options after separation of service. Mr. Marsh did not exercise his options.

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2006, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2006, no options had been awarded under this plan.

(13)   Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Derivative financial instruments — Historically the Company has not engaged in hedging activities and currently does not hold any hedging instruments to minimize foreign exchange rate or interest risk.

Standby letters of credit and financial guarantees — The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $14.6 and $17.3 million at December 31, 2006 and 2005, respectively. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)   Related-party Transactions — Not described elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholders of Telesource International prior to July 1999 and now own approximately 95.8% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. See note 8. Furthermore, as noted above SHBC and Telesource International, Inc. have formed a joint venture (TSI/SHBC JV) to bid on future construction projects.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees to provide assistance on contracts during 2006 and 2005.

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	2006	2005
Sales	9,544	7,062
Total related party revenues	$9,544	$7,062

The following table summarizes all balances related to transactions with SHBC as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Accounts payable to SHBC	$197,397	$126,497

The balance of accounts payable to SHBC in 2006 and 2005 was substantially due to costs of the stand by letter of credits purchased by SHBC on behalf of Telesource for use on the airport and prison projects. The Company recorded $90,391 and $171,481 in 2006 and 2005, respectively, relating to these standby letter of credits and for other materials.

During 2006, the Company had short term borrowings of $3,992,000 from SHBC at an interest rate of 6%. The Company converted $3,992,000 principle and $148,760 of interest into common stock. See Footnote 10.

The Company paid Computhink, Inc. a total of $ 87,888 in 2006 and $102,837 in 2005. The payments to Computhink, Inc. represent rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc. Nidal Zayed, Telesource’s Chief Executive Officer serves on the Board of Directors for Computhink. The Company owed Computhink $14,527 and $6,792, respectively, at December 31, 2006 and 2005. See note 16.

The Company also rents office space as well as land from Retsa in Saipan and Tinian. Retsa is an affiliated company of SHBC. The Company paid Retsa $125,526 and $56,348 in 2006 and 2005, respectively. The following table summarizes all balances related to transactions with Retsa as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Accounts payable to Retsa	$1,050	$45,966

Total related party accounts payable are summarized as follows:

	December 31
	2006	2005
Accounts payable to SHBC	$197,397	$126,497
Accounts payable to Computhink	14,527	6,792
Accounts payable to Retsa	1,050	45,966
	$212,974	$179,255

(15)   Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2006:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	464,565	—	464,565
	$464,565	$—	$464,565
Year ended December 31, 2005:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	(12,932)	—	(12,932)
	$(12,932)	$—	$(12,932)

The foreign tax expense (benefit) was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 31%. Fiji had pre-tax income of $1,329,000 in 2006.

In 2006 and 2005 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$18,900,000	$16,620,000
Accrued expenses	100,000	95,000
Total gross deferred tax assets	19,000,000	16,715,000
Less valuation allowance	19,000,000	16,715,000
Net deferred tax asset	$—	$—
Deferred tax liability — excess tax over book depreciation	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $19,000,000 and $16,715,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $2,285,000 and an increase of $1,802,500, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2006, the Company has total net operating loss carryforwards from U.S. operations of approximately $13 million and approximately $41 million from its operations in the Commonweath of Northern Mariana Islands. The net operating loss carryforwards expire in the years 2017 through 2026. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34% the Fiji tax rate of 31% and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005
Income tax (benefit) at statutory rate	$(1,022,466)	$(1,829,050)
Difference between U.S. tax rate and Fiji tax rate	(39,866)
Adjustment of prior year’s deferred tax estimate	(765,520)
Other	7,417
Provision/(benefit) not recognized due to valuation allowance	2,285,000	1,816,118

Provision (benefit) for income taxes	$464,565	$(12,932)

(16)   Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2006 are:

Years ending December 31,
2007	$40,423
2008	14,289
2009	12,530
2010	2,499
2011	1,018
TOTAL	$70,759

Lease expense was $151,595 and $157,781 and for the years ended December 31, 2006 and 2005, respectively.

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

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued a $300,000 estimated loss in 2004 and an additional $200,000 in 2006. These amounts are reflected under accrued expenses as of December 31, 2006. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (approximately $755,875 USD at December 31, 2006).

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $876,000 in costs associated with this upgrade through December 31, 2006. The Company will be seeking certification of the upgrade by the client. Such certification includes certain negotiating issues that may affect the remaining costs to complete the upgrade. The Company projects the completion of the upgrade in 2007 and estimates the additional costs to be approximately in the range of $48,000 to $125,000.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $121,000 USD at December 31, 2006). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the rate of 11.5% per annum.

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

	December 31, 2006
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$5,454,240	$9,544	$46,000	$5,509,784
Interest expense, net	1,304,840	—	—	1,304,840
Depreciation and amortization	203,735	—	—	203,735
Income tax expense (benefit)	464,565	—	—	464,565
Net income (loss)	(3,459,502)	(58,317)	46,000	(3,471,819)
Total capital expenditures	397,166	—	—	397,166
Total assets	11,059,447	8,182	3,670	11,071,299

	December 31, 2005
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,678,746	$7,062	$1,248,079	$5,933,887
Interest expense, net	128,264	—	990,122	1,118,386
Depreciation and amortization	137,697	—	248,211	385,908
Income tax expense (benefit)	(12,932)	—	—	(12,932)
Net income (loss)	(3,462,542)	(88,417)	(1,815,651)	(5,366,610)
Total capital expenditures	69,550	—	—	69,550
Total assets	10,196,260	4,484	1,771,577	11,972,321

The basis used to attribute revenues to individual countries is based upon where the services are provided.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands in the amounts of $1,596,938 and $1,957,940 for 2006 and 2005, respectively. Also included in power generation revenues are billings from the two power plants in Fiji in the amount of $3,857,303 and $2,720,806 for 2006 and 2005, respectively.

Revenues from the Company’s related party, SHBC, were $9,544 and $7,062 for 2006 and 2005, respectively.

Revenues recognized within the construction segment derived from the IBB Project in 2006, and from the IBB, Adult Correctional Facility and three Palau projects in 2005.

Long-term assets located in the Commonwealth of the Northern Mariana Islands were $3.1 million and $5.8 million as of December 31, 2006 and 2005, respectively. Fixed assets located in Fiji were $449,054 and $138,917 as of December 31, 2006 and 2005, respectively.

(18)    Subsequent Events

The Company issued unregistered securities to SHBC in the following transactions subsequent to December 31, 2006:

•      On February 1, 2007 we issued 310,000 shares of common stock for $155,000.

•      On February 19, 2007 we issued 730,000 shares of common stock for $365,000.

•      The Company transferred $1,145,000 into the TSI/SHBC JV, LP during the first quarter of 2007. This transfer represented the Companies beginning equity contribution.

(19)    Supplementary Disclosure of Cash Flow Information

During the fourth quarter of 2006, the Company converted short term debt payable due to SHBC in the amount of $4,139,760 at a conversion price of $0.50 per share into 827,951 shares of common stock.

During the fourth quarter of 2005, the Company agreed to issue 19,683,078 shares of common stock to SHBC, in payment of debt due SHBC amounting to $3,936,616.

During 2006, the Company purchased vehicles in Fiji for $126,472 in exchange for long term debt.

(20)            Change in Accounting Estimate

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

The Company determined the net book value of these affected assets as of January 1, 2006 and depreciated this balance over the next 12 months ended December 31, 2006. The effect of this change resulted in an increase in the operating loss from continuing operations in the amount of approximately $55,875 during the twelve month period ended December 31, 2006.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls are effective.

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended December 31, 2006:

There were no changes in our internal control in the fourth quarter.

ITEM 8B.       OTHER INFORMATION

NONE

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected for one-year terms and are elected at each annual meeting of stockholders. As of the date of this report Telesource’s Board of Directors are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships
Ralph Beck Age 67 Chairman of the Board Director since 1999

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

Nidal Zayed Age 45 Director Since 1998 Chief Executive Officer since 2005

Nidal Zayed, President & Chief Executive Officer, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982. He serves as Chairman for Computhink Incorporated and has been a director for Computhink since 1994.

Jeffery Adams Age 63 Director Since 1999

Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 56 Director Since 1997

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

Ibrahim M. Ibrahim Age 64 Director Since 1999

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

ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)

Nidal Zayed	2006	$168,000		$21,340
Chief Executive Officer	2005	$141,385	$—	$22,302
	2004	$128,000	$—	$22,302

Greg Grosvenor	2006	$135,000	$20,000	$17,502
Chief Financial Officer

(1)             Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International’s 401(k) Savings Plan.

(2)             Telesource provided a vehicle to Mr. Zayed at a cost of $11,080 in 2006 and $ 11,036 in 2005. Telesource provided Mr. Zayed with health insurance for him and his family at a cost of $10,258 in 2006 and $7,605 in 2005. The company provided health insurance to Mr. Grosvenor and his family of $17,502 in 2006.

Stock Options

As of December 31, 2006 there were no stock options outstanding to any persons other than nonemployee directors.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2006 and 2005, respectively. Such fees are paid in cash.

Financial Expert

The Company does not have a separate audit committee. Board member Max Engler has been designated as the financial expert as it is defined in the regulations.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2006 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)

SHBC and Affiliated Companies	100,681,661	95.8%
Max Engler(4)	95,000	*
Ibrahim Ibrahim	55,000	*
Jeff Adams	46,000	*
Ralph Beck	45,000	*
Nidal Z. Zayed	—	*
Greg Grosvenor	—	*
All Executive Officers and Directors as a Group (7 Persons)	241,000	0.2%

*                          Less than 1%

(1)                   Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Amounts include 45,000 options for non-employee directors.

(2)                   Calculated on the basis of 105,067,661 shares of Common Stock outstanding as of December 31, 2006. Excludes 45,000 options that were exercisable within 60 days of December 31, 2006 held by non-employee directors. None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)                   Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International’s common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler.

(4)                   As of December 31, 2006 there were no stock options outstanding to any persons other than non-employee directors

Shown below is information as of December 31, 2006 with respect to the shares of Common Stock that may be issued under Telesource’s equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	180,000(1)	1.25	975,000(2)

(1)             Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Telesource Common Stock under Telesource’s stock option plans.

(2)             Includes shares available for future issuance under Telesource’s stock option plans, excluding shares quantified under Column 1.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 95.8% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, and as guarantors on a $7,500,000 credit facility for Telesource with the Arab Banking Corporation of Bahrain. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure a $625,000 credit facility.

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

The Company paid Computhink, Inc. $87,888 in 2006 for rent, and computer support. The Company shares office space with Computhink in its Lombard office. Nidal Zayed, the Company’s Chief Executive Officer serves on the Board of Directors of Computhink.

Director Independence

The Company is a “Controlled Company” as that term is defined by the Listing Requirements of NASDAQ. As such, if the Company were a company listed on the NASDAQ trading market, it would not be required to comply with the director independence guidelines established thereby.

ITEM 13.        EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01	Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**

3.01	Certificate of Incorporation of Telesource International **

3.02	By-laws of Telesource International **

3.03	Amendment to Certificate of Incorporation*

10.01	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**

10.02	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**

10.03	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**

10.04	Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**

10.05	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**

10.06	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees **

10.07	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**

10.08	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001 **

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc.**

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005*

10.13	Telesource International, Inc. 2000 Incentive Stock Option Plan **

10.14	Telesource International, Inc. 2000 Non-Qualified Stock Options Plan **

10.15	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan **

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc. **

10.17	Telesource International, Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement*

10.18	Common Stock Purchase Agreement between Telesource International, Inc. and Ernil Continental S.A., BVI dated February 26, 2007.*

10.19	Common Stock Purchase Agreement between Telesource International, Inc. and Halbarad Group, LTD., BVI dated February 26, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification — Chief Executive Officer *

32.2	Section 1350 Certification Chief Financial Officer *

99.1	Code of Ethics **

*              Filed herewith

**       Previously filed

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, L J Soldinger Associates LLC. The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the respective periods indicated:

SERVICES PERFORMED	2006	2005

Audit Fees (Note 1)	$210,000	$285,000
Audit-Related Fees (Note 2)	0	0
Tax Fees (Note 3)	23,000	23,000
All Other Fees (Note 4)	0	0

Total Fees	$233,000	$308,000

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

The following executive compensation plans and arrangements are listed incorporated by reference in this Form 10-K:

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2006, no options had been awarded under this plan.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TELESOURCE INTERNATIONAL, INC.
(Registrant)

Dated: April 2, 2007	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 30, 2007.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/Jeffery Adams	Director
Jeffery Adams

/s/Ibrahim Ibrahim	Director
Ibrahim Ibrahim