Form 10QSB
period 2007-03-31
TELESOURCE INTERNATIONAL INC
filed 2007-05-10
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                  to

Commission file number - 0-2564

TELESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

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

There were 106,107,661 shares of common stock, par value $0.01 per share, of the Registrant outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐         No  ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current assets:
Cash and cash equivalents	$3,006,384	$2,194,207
Accounts receivable less allowance for doubtful accounts of $62,345 at March 31, 2007 and December 31, 2006	1,389,015	1,226,912
Accounts receivable - related party	6,058	2,582
Current portion of net investment in sales-type lease	2,408,591	2,352,864
Inventories	1,404,250	1,117,723
Prepaid expenses and other current assets	1,555,386	546,191
Total current assets	9,769,684	7,440,479
Net investment in sales-type lease — long term	2,415,016	3,038,470
Property, plant, and equipment, net	628,267	553,016
Other assets	61,084	39,334
Total assets	$12,874,051	$11,071,299
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$2,357,395	$2,513,107
Accounts payable	929,529	484,701
Accounts payable — related party	366,158	212,974
Accrued expenses	1,459,785	1,544,082
Other current liabilities	1,700	10,110
Billings in excess of costs and estimated earnings	1,055,240	—
Total current liabilities	6,169,807	4,764,974

Long-term debt	11,567,589	12,117,289
Total liabilities	17,737,396	16,882,263

Minority interest	1,101,381	—

Commitments and contingencies

Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at March 31, 2007 and December 31, 2006.
Common stock, $0.01 par value. Authorized 200,000,000 shares, 106,107,661 issued at March 31, 2007 and 105,067,661issued at December 31, 2006.	1,061,077	1,050,677
Additional paid-in capital	56,560,245	56,050,645
Accumulated deficit	(63,622,296)	(62,920,570)
Accumulated comprehensive income (loss)	36,248	8,284
Total stockholders’ deficit	(5,964,726)	(5,810,964)

Total liabilities, minority interest and stockholders’ deficit	$12,874,051	$11,071,299

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2007 and 2006

	2007	2006
Revenues:
Service fees — power generation plant	$971,313	$916,922
Finance lease revenue	122,274	173,021
Construction revenues	1,530,891	—
Gross revenues	2,624,478	1,089,943
Costs and expenses:
Operation and maintenance costs -power generation plant	893,176	925,783
Construction costs	1,382,348	542
Cost of revenues	2,275,524	926,325
Gross profit	348,954	163,618
Operating expenses:
Salaries and employee benefits	272,116	211,360
Occupancy and equipment	45,952	55,507
General and administrative	460,556	678,954
Total operating expenses	778,624	945,821
Operating loss	(429,670)	(782,203)
Other income (expense):
Interest expense, net	(270,165)	(294,206)
Other income/(expense), net	70,436	58,765
Total other expense	(199,729)	(235,441)
Loss before income taxes and minority interest	(629,399)	(1,017,644)
Income tax expense	71,026	47,416
Net loss to common stockholders before minority interest	(700,425)	(1,065,060)
Minority interest	1,301	—
Net loss to common stockholders after minority interest	$(701,726)	$(1,065,060)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	105,547,073	93,438,140

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months
	Ended March 31,
	2007	2006
Net Loss	(701,726)	(1,065,060)
Other comphensive income (expense):
Foreign currency translation adjustment	27,964	(59,483)

Comprehensive loss	(673,762)	(1,124,543)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(701,726)	$(1,065,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,323	82,339
Gain on sale or disposal of fixed assets	(26,345)	(39,524)
Minority interest	1,301	—
Changes in assets and liabilities:
Accounts Receivable	(162,102)	408,231
Accounts Receivable - related party	(3,476)	10,397
Prepaid expenses and other current assets	(1,295,722)	(61,004)
Net investment in sales-type lease	567,727	516,979
Other assets	(21,750)	—
Accounts payable	444,828	(315,047)
Accounts payable - related party	153,184	(110,288)
Accrued expenses	(84,297)	(256,344)
Billings in excess of cost and estimated earnings	1,055,240	—
Other liabilities	(8,411)	13,430
Net cash used in operating activities	(32,226)	(815,891)

Cash flows from investing activities:
Proceeds from sale of equipment	33,000	197,295
Capital expenditures	(131,229)	(14,626)
Net cash provided by (used in) investing activities	(98,229)	182,669
Cash flows from financing activities:
Payments of short-term debt	(155,712)
Proceeds from borrowings - related party	—	1,650,000
Principal payments on borrowings - related party	—	(703,823)
Payments of long-term debt	(549,700)	—
Proceeds from sale of common stock	520,000	—
Capital contributions from minority interest holders	1,100,080	—
Net cash provided by financing activities	914,668	946,177

Effect of exchange rate changes on cash	27,964	(55,653)

Net increase in cash and cash equivalents	812,177	257,302
Cash and cash equivalents at beginning of period	2,194,207	477,944
Cash and cash equivalents at end of period	$3,006,384	$735,246
Supplemental disclosure:
Cash paid during the year for interest	$266,510	$383,965
Cash paid during the year for income taxes	141,184	26,466

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Reclassifications

Certain prior period balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on the reported net loss.

Revenue Recognition

In connection with the Company’s construction project, the Company’s policy is to report revenues recognized in excess of amounts billed as an asset “Costs and Estimated Earnings in Excess of Billings”.  Additionally, in circumstances when billings are made in excess of revenue recognized the Company will report a liability “Billing in Excess of Costs and Estimated Earnings.”

2. Description of Business

Telesource is an international company engaged primarily in the operation of energy conversion power plants. During 2005 the Company restructured its construction business after it had completed all construction projects that existed at that time. In a strategic shift from prior construction contracts, the Company will seek new projects on a limited basis in coordination with other companies in possible joint venture partnerships. The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co. W.L.L. (“SHBC”). SHBC, together with certain of its affiliates, owns in excess of 95% of the Company’s outstanding shares. The Company has begun to bid on international engineering and construction projects in a joint venture arrangement with SHBC. One of these bids recently resulted in the award of a $42.6 million contract during 2006 to build a United States Embassy in Fiji.  The joint venture (as explained below) received notice to proceed with construction in 2007.

The Company conducts its operations through the parent company and its three subsidiaries located in four geographic locations. Telesource, located in Lombard, Illinois U.S.A, is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the continental U.S.

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., that maintains and operates diesel fired electric power generation plants for the sale of electricity in the country. Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji. The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth). The Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, the Company maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company’s construction joint venture with SHBC, named Telesource International, Inc./ Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. (“TSI/SHBC JV”), also operates from its Lombard office. TSI/SHBC JV is a limited partnership, with an equity split of 51% Telesource and 49% SHBC. The total start up equity of the joint venture is $2,245,000. Telesource International Inc., is the general partner of the TSI/SHBC JV and accordingly is authorized to determine the appropriate allocation of profit and losses. It is the general partners’ intention to allocate profits and losses 99% Telesource and 1% SHBC. The joint venture company also has a wholly owned subsidiary in Fiji, named Telesource SHBC (Fiji) Ltd. (“TSF”).

The Company was previously engaged independently in the construction of airports, correctional facilities, museum improvements, radio towers and single family homes. The Company’s new strategy, effective in 2006, is to engage in construction activities through TSI/SHBC JV.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Liquidity

As of March 31, 2007, the Company’s total liabilities exceeded total assets by $4.9 million.  This was a $0.9 million improvement from December 31, 2006.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of March 31, 2007 the Company had total outstanding debt of $13.9 million of which $2.4 million is due within the next twelve months.  As of March 31, 2007 the Company had an accumulated deficit of $63.6 million and total stockholders’ deficit of $6.0 million.

The Company incurred operating losses of $0.4 million and $0.8 million for the quarters ended March 31, 2007 and 2006, respectively. The Company incurred net losses to common stockholders of $0.7 million and $1.1 million for the quarters ended March 31, 2007 and 2006, respectively.

Cash used in operating activities was $32,226  and $815,891 for the quarters ended March 31, 2007 and 2006, respectively. Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $914,668 and $946,177, respectively, for the quarters ended March 31, 2007 and 2006.

Although the Company has been experiencing a net working capital deficiency, as well as recurring losses and negative cash flows from operations, the Company plans to raise approximately $2.6 million of funding from its principal shareholder, SHBC in 2007 to cover planned operating deficits in 2007.  SHBC related companies have signed a Stock Purchase Agreement that commits to purchasing $2.6 million of equity shares during 2007.  These funds would work to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion. SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $13.9 million.

The Company, in unregistered sales of securities to SHBC, received $520,000 in exchange for 1,040,000 of common shares during the first quarter of 2007.  In addition, the Company received $440,000 in exchange for 880,000 common shares to SHBC, subsequent to March 31, 2007.  These sales were consummated under a Stock Purchase Agreement with SHBC, described above.

4. Stock Options

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

There was no stock based compensation granted in the three months ended March 31, 2007 and 2006.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term debt:

	March 31,	December 31,
	2007	2006
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	117,217	235,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC.	37,491	74,983

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	6,160,000	6,700,000

Arab Banking Corporation Loan Facility with interest payments due in either three or six month intervals at Telesource’s option. The next interest payment is due June 30, 2007 and the principal balance is due June 15, 2008. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

ANZ Vehicle Leases, two due on November 9, 2009 and the third due on November 22, 2009 with monthly principal and interest payments of $698, $1,481 and $1,315 collateralized by the respective vehicles. Interest is charged at rates between 10.5% and 11.5%.	110,276	119,446

Total notes payable	13,924,984	14,630,396

Less current portion	2,357,395	2,513,107
Long-term portion	$11,567,589	$12,117,289

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $122,000 USD at March 31, 2007) for the purchase or leasing of vehicles. Interest will be charged at the then applicable leasing rate. This facility is revolving and is subject to annual review. As of March 31, 2007 the Company has drawn upon the credit facility in the amount of FJD $180,100 (approximately $110,276 USD).

6.  Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued nor outstanding as of March 31, 2007. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of March 31, 2007 and December 31, 2006, respectively, 106,107,661 and 105,067,661 shares of the Company’s common stock were issued and outstanding. During the first quarter of 2007, an additional 1,040,000 shares were issued at a price of $0.50 per share.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3,179,999 at March 31, 2007 and 3,224,999 at March 31, 2006.

8.  Commitments and Contingent Liabilities

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Mariana Housing  Corporation, a government unit. The houses were built and subsequently occupied.  The Northern Mariana Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company has accrued for an estimated loss of $500,000 which continues to be reflected under accrued expenses as of March 31, 2007 and December 31, 2006. Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (approximately $765,375 USD at March 31, 2007).

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $968,000 in costs associated with this update through March 31, 2007. The Company will be seeking certification of the upgrade by the client. Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade. The Company projects the completion of the upgrade in 2007 and at this time estimates the additional costs to be approximately in the range of $48,000 to $125,000.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $122,000 USD at March 31, 2007). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the applicable leasing rate.

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

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Related Party Transactions — Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource prior to July 1999 and as of March 31, 2007 owned approximately 95.9% of the common stock outstanding. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

Furthermore, as noted above, SHBC and Telesource have formed a joint venture (TSI/SHBC JV) to bid on future construction projects.  This joint venture currently has a contract to construct a U.S. Embassy in Fiji.  SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month for the duration of the U.S. Embassy Project.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Consulting Fees	$75,000	$—
Interest	10,383	—
Total	85,383	—

Computhink, Inc. charged the Company  $6,038 and $38,623 for the three months ended March 31, 2007 and 2006, respectively. The charges by Computhink, Inc. include rent for office space occupied by the Company utilities, computer hardware and software services provided by Computhink, Inc., and other outside services.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.

The Company also rents office space as well as land from Retsa in Saipan and Tinian. Retsa is an affiliated company of SHBC. The Company paid Retsa $14,064 and $12,083 through three months of the year in 2007 and 2006, respectively.

Total related party accounts payable are summarized as follows:

	March 31, 2007	December 31, 2006
Accounts payable to SHBC	$360,497	$197,397
Accounts payable to Computhink	0	14,527
Accounts payable to Retsa	5,661	1,050

10.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of March 31, 2007, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $3,052,000.

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

	For the Three Months Ended March 31, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,093,587	—	1,530,891	2,624,478
Interest expense	259,782	—	10,383	270,165
Depreciation and amortization	41,251	—	8,072	49,323
Net income/(loss) to common stockholders	(830,566)	—	128,840	(701,726)
Total capital expenditures	11,156	—	120,073	131,229
Total assets	7,940,414	6,058	4,927,579	12,874,051

	For the Three Months Ended March 31, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,089,943	—	—	1,089,943
Interest income	—	—	—	—
Interest expense	294,206	—	—	294,206
Depreciation and amortization	82,339	—	—	82,339
Net income/(loss) to common stockholders	(1,065,060)	—	—	(1,065,060)
Total capital expenditures	14,626	—	—	14,626
Total assets	10,230,024	3,754	891,923	11,125,701

The basis used to attribute revenues to individual countries is based upon where the services are provided.  The power generation segment includes revenues from the Company’s power station in Fiji and the island of Tinian.

The existing construction project is related to the joint venture with SHBC to build a Unites States Embassy in Fiji.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Subsequent Events

Subsequent to March 31, 2007, the Company issued a total of 880,000 shares of common stock through May 5, 2007 to SHBC affiliates Ernil Continental S.A. and Halbarad Group, Ltd. for proceeds totaling $440,000.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein and 2006 annual consolidated financial statements and notes thereto included in the Company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission.

Results of Operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues

Construction Revenues. Construction revenues increased to $1,530,891 from $0 for the three months ended March 31, 2007 compared to March 31, 2006. The increase is solely attributed to the U.S. Embassy Project in Fiji which is expected to be completed by February 28, 2009.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 5.9% to $971,313 from $916,922 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The revenue increase stemmed from the Transmission Distribution (installing poles and wire) and Butoni Projects (providing labor to a French wind power contractor and establishing a distribution grid) which more than offset the decline in actual power generation revenues at both TCNMI and Fiji.

Finance Lease Revenues. Finance lease revenues decreased 29.3% to $122,274 from $173,021 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. Total construction costs increased to $1,382,348 from $542 for the three months ended March 31, 2007 compared to March 31, 2006. The increase is solely attributed to the U.S. Embassy Project.  Construction costs as a percentage of construction revenues were 90.3% for the three months ended March 31, 2007, whereas, for the like period of 2006, the percentage was undefined because construction revenue was zero.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased 3.5% to $893,176 for the three months ended March 31, 2007 compared to $925,783 for the three months ended March 31, 2006 due to not having an engine overhaul in the Fijian power plant, and to downsizing in Saipan.

Salaries and Employee Benefits.  Salaries and employee benefits increased 28.7% to $272,116 for the three months ended March 31, 2007 from $211,360 for the three months ended March 31, 2006. The increase occurred from a higher headcount within Telesource due to the start-up of the U.S. Embassy Project and to management’s pay raises.  This was partially offset by the downsizing in Saipan.

General and Administrative Expenses.  General and administrative expenses decreased 32.2% to $460,556 for the three months ended March 31, 2007 from $678,954 for the three months ended March 31, 2006. The decrease is due to lower depreciation expenses, especially in Saipan, due to the impairment and sale of  fixed assets, as well as to lower professional fees in 2007.

Other Expense, Net. Other expense decreased 15.2% to $199,729 for the three months ended March 31, 2007 from $235,441 for the three months ended March 31, 2006. The decrease is attributed to lower debt balances and the related reduction in interest expense.

Net Loss To Common Stockholders.  Net losses to common stockholders were $701,726 for the three months ended March 31, 2007 and $1,065,060 for the three months ended March 31, 2006.  The lower net loss during the first three months of 2007 versus 2006 resulted from the positive impact of the U.S. Embassy Project, an improvement in the profitability of  the power generation business, and lower general and administrative and interest expenses.

Liquidity

As of March 31, 2007, the Company’s total liabilities exceeded total assets by $4.9 million.  This was a $0.9 million improvement from March 31, 2006.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of March 31, 2007 the Company had total outstanding debt of $13.9 million of which $2.4 million is due within the next twelve months.  As of March 31, 2007 the Company had an accumulated deficit of $63.6 million and total stockholders’ deficit of $6.0 million.

The Company incurred operating losses of $0.4 million and $0.8 million for the like quarter periods ended March 31, 2007 and 2006, respectively.  Also, during the same respective periods, the Company incurred net losses to common stockholders of $0.7 million and $1.1 million.

Cash used in operating activities was $32,226 and $815,891 for the quarters ended March 31, 2007 and 2006, respectively. Funds provided by financing activities amounted to $914,668 and 946,177, respectively, for the quarters ended March 31, 2007 and 2006.

During 2006 management addressed operating and working capital deficits by working with its key investor, SHBC.  Management raised $5.7 million in 2006 and $9.0 million in 2005 through the combination of short term debt and issuance of common stock.   The short term debt was converted into equity in December of 2006 subsequent to shareholder approval to increase the number of outstanding shares to 200,000,000.  The sales of common stock were made through private, unregistered sales of the Company’s securities.  The additional equity raised during 2006 was used to pay down debt and fund continuing operations.  Much of the debt obligations coming due during 2006 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.  These collections along with the additional equity and short term debt were sufficient to cover Telesource’s 2006 obligations.  Beyond the cash expected to be generated by the U.S. Embassy Project in Fiji the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.   SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.6 million in 2007.  These funds would work to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion. SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $13.9 million.

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

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy Project which is accounted for using the percentage-of-completion method of accounting in progress at March 31, 2007:

Uncompleted as of December 31, 2006 (Project initiated as of January 1, 2007)	$0
Cumulative billings through the three months ended March 31, 2007	2,586,131

2,586,131

Less: Construction revenue for the three months ended March 31, 2007	1,530,891

Balance at March 31, 2007 — Billings in excess of cost	$1,055,240

Item 3.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There were no changes to our internal controls during the 1st quarter of 2007.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

We issued unregistered securities in the following transactions during the three months ended March 31, 2007.

•                  On February 15, 2007 we issued 310,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $155,000.

•                  On February 27, 2007 we issued 730,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $365,000.

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

Telesource International, Inc.
(Registrant)

Date May 10, 2007	/s/ Nidal Zayed
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