Form 10QSB
period 2007-06-30
TELESOURCE INTERNATIONAL INC
filed 2007-08-14
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

There were 108,335,661 shares of common stock, par value $0.01 per share, of the Registrant outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐         No  ☒

TELESOURCE INTERNATIONAL, INC.

Part I. Financial Information

Item  1. Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$3,126,196	$2,194,207
Accounts receivable less allowance for doubtful accounts of $87,235 at June 30, 2007 and $62,345 at December 31, 2006	2,287,313	1,226,912
Accounts receivable — related party	7,684	2,582
Current portion of net investment in sales-type lease	2,465,638	2,352,864
Inventories	1,223,526	1,117,723
Prepaid expenses and other current assets	1,284,268	546,191
Total current assets	10,394,625	7,440,479
Net investment in sales-type lease — long term	1,776,797	3,038,470
Property, plant, and equipment, net	655,971	553,016
Other assets	78,774	39,334
Total assets	$12,906,167	$11,071,299
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$9,703,941	$2,513,107
Accounts payable	1,654,427	484,701
Accounts payable — related party	445,215	212,974
Accrued expenses	1,662,730	1,544,082
Other current liabilities	200	10,110
Billings in excess of costs and estimated earnings	439,416	—
Total current liabilities	13,905,929	4,764,974
Long-term debt	3,518,591	12,117,289
Total liabilities	17,424,520	16,882,263

Minority interest	1,103,693	—

Commitments and Contingencies

Stockholders’ deficit:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at June 30, 2007 and December 31, 2006.
Common stock, $0.01 par value. Authorized 200,000,000 shares, 108,335,661 issued at June 30, 2007 and 105,067,661issued at December 31, 2006.	1,083,357	1,050,677
Additional paid-in capital	57,651,965	56,050,645
Accumulated deficit	(64,453,807)	(62,920,570)
Accumulated comprehensive income (loss)	96,439	8,284
Total stockholders’ deficit	(5,622,046)	(5,810,964)
Total liabilities, minority interest and stockholders’ deficit	$12,906,167	$11,071,299

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Six Months Ended June 30, 2007 and 2006

	2007	2006
Revenues:
Construction revenues	$4,271,649	$—
Service fees — power generation plant	1,983,692	2,051,652
Finance lease revenue	231,102	333,797
Other revenue	1,484	956
Gross revenues	6,487,927	2,386,405
Costs and expenses:
Construction costs	3,824,082	—
Operation and maintenance costs — power generation plant	2,053,212	1,605,009
Provision for unbilled and uncollected accounts	24,890	12,280
Cost of revenues	5,902,184	1,617,289
Gross profit	585,743	769,116
Operating expenses:
Salaries and employee benefits	598,800	448,112
Occupancy and equipment	102,432	104,681
General and administrative	925,905	1,069,405
Total operating expenses	1,627,137	1,622,198
Operating loss	(1,041,394)	(853,082)
Other income (expense):
Interest expense, net	(541,888)	(630,969)
Other income/(expense), net	154,930	118,661
Total other expense	(386,958)	(512,308)

Loss before income taxes and minority interest	(1,428,352)	(1,365,390)
Income tax expense	101,272	181,706

Net loss to common stockholders before minority interest	(1,529,624)	(1,547,096)
Minority interest	3,613	—

Net loss to common stockholders after minority interest	$(1,533,237)	$(1,547,096)
Basic and diluted net loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding	106,363,620	93,438,140

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended June 30, 2007 and 2006

	2007	2006
Revenues:
Construction revenues	$2,740,758	$—
Service fees — power generation plant	1,012,378	1,134,531
Finance lease revenue	108,828	160,776
Other revenue	1,484	956
Gross revenues	3,863,448	1,296,263
Costs and expenses:
Construction costs	2,441,733	—
Operation and maintenance costs — power generation plant	1,160,036	667,706
Provision for unbilled and uncollected accounts	24,890	12,280
Cost of revenues	3,626,659	679,986
Gross profit	236,789	616,277
Operating expenses:
Salaries and employee benefits	326,684	270,532
Occupancy and equipment	56,480	49,174
General and administrative	465,349	356,670
Total operating expenses	848,513	676,376
Operating loss	(611,724)	(60,099)
Other income (expense):
Interest expense, net	(271,723)	(336,763)
Other income/(expense), net	84,494	49,116
Total other expense	(187,229)	(287,647)

Loss before income taxes and minority interest	(798,953)	(347,746)
Income tax expense	30,246	134,290

Net loss to common stockholders before minority interest	(829,199)	(482,036)
Minority interest	2,312	—

Net loss to common stockholders after minority interest	$(831,511)	$(482,036)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	107,192,270	94,438,140

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Six Months Ended June 30, 2007 and 2006

	Six Months
	Ended June 30,
	2007	2006
Net Loss	(1,533,237)	(1,547,096)
Other comphensive income/(loss):
Foreign currency translation adjustment	88,155	(39,139)

Comprehensive loss	(1,445,082)	(1,586,235)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three Months Ended June 30, 2007 and 2006

	Three Months
	Ended June 30,
	2007	2006
Net Loss	(831,511)	(482,036)
Other comphensive income:
Foreign currency translation adjustment	60,191	20,344

Comprehensive loss	(771,320)	(461,692)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,533,237)	$(1,547,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119,309	115,363
Gain on sale or disposal of fixed assets	(34,345)	(58,795)
Provision for unbilled and uncollected accounts	24,890	12,280
Minority interest	3,613	—
Changes in assets and liabilities:
Accounts Receivable	(1,085,291)	742,265
Accounts Receivable — related party	(5,102)	10,397
Prepaid expenses and other current assets	(843,880)	(324,550)
Net investment in sales-type lease	1,148,899	1,046,203
Other assets	(39,440)	5,000
Accounts payable	1,169,726	(419,133)
Accounts payable — related party	232,241	82,660
Accrued expenses	118,649	(328,305)
Billings in excess of cost and estimated earnings	439,416	—
Other liabilities	(9,910)	60,124
Net cash used in operating activities	(294,462)	(603,587)
Cash flows from investing activities:
Proceeds from sale of equipment	41,000	225,295
Capital expenditures	(228,920)	(69,353)
Net cash provided by (used in) investing activities	(187,920)	155,942
Cash flows from financing activities:
Proceeds from borrowings — related party	—	2,730,000
Principal payments on borrowings	(1,407,864)	(1,424,759)
Proceeds from sale of common stock	1,634,000	—
Capital contributions from minority interest holders	1,100,080	—
Net cash provided by financing activities	1,326,216	1,305,241
Effect of exchange rate changes on cash	88,155	(39,139)
Net increase in cash and cash equivalents	931,989	818,457
Cash and cash equivalents at beginning of period	2,194,207	477,944
Cash and cash equivalents at end of period	$3,126,196	$1,296,401
Supplemental disclosure:
Cash paid during the year for interest	$401,838	$566,705
Cash paid during the year for income taxes	141,184	28,026

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

Revenue Recognition

Construction revenues are determined by applying the “Percentage of Completion” method, which requires the use of estimates on the future revenues and costs of a construction project.  The U.S. Embassy project is a design/build contract with a fixed contract price.  This contract is with the United States Government and includes provisions of termination for convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination.  Revenues recognized under the Percentage of Completion method require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price.  The resultant amount is recorded as revenue for the applicable period.  This method of revenue recognition requires us to estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.  In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

In connection with the Company’s construction revenue, the Company’s policy is to report revenues recognized in excess of amounts billed as an asset “Costs and Estimated Earnings in Excess of Billings”.  Additionally, in circumstances when billings are made in excess of revenue recognized, the Company will report a liability “Billing in Excess of Costs and Estimated Earnings.”

We do not record unapproved change order revenue.  Only approved change orders are included in our computation of percentage of completion for revenue recognition.

2. Description of Business

Telesource is an international company engaged primarily in the operation of energy conversion power plants.  During 2005 the Company restructured its construction business after it had completed all construction projects that existed at that time.  In a strategic shift from prior construction contracts, the Company seeks new projects on a limited basis in coordination with other companies in possible joint venture arrangements.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co., W.L.L. (“SHBC”).  SHBC, together with certain of its affiliates, owns in

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

excess of 95% of the Company’s outstanding shares.  The Company has begun to bid on international engineering and construction projects in a joint venture arrangement with SHBC.  One of these bids during 2006 resulted in the award of a $42.6 million contract to build a United States Embassy in Fiji.   The joint venture (as explained below) received notice to proceed with construction in 2007.

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

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., which maintains and operates diesel-fired electric power generation plants for the sale of electricity in the country.  Additionally, the Company also is attempting to develop future construction and other energy related business activities in Fiji.  The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth).  Telesoruce Commonwealth Northern Mariana Islands (“TCNMI”) operates a diesel-fired electric power generation plant for the sale of electricity to the local power grid.  In Saipan,  this subsidiary maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy conversion opportunities in the region.

The Company’s construction joint venture with SHBC, named Telesource International, Inc. / Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. (“TSI/SHBC JV”), also operates from its Lombard office.  TSI/SHBC JV is a limited partnership, with an equity split of 51% Telesource and 49% SHBC.  The total start up equity of the joint venture was $2,245,000.  Telesource is the general partner of TSI/SHBC JV and accordingly is authorized to determine the appropriate allocation of profit and losses.  It is the general partner’s intention to allocate profits and losses 99% Telesource and 1% SHBC.  The joint venture also has a wholly owned subsidiary in Fiji, named Telesource SHBC (Fiji) Ltd. (“TSF”).   The Company consolidated TSI/SHBC JV under the guidance of Emerging Issues Task Force 04 -5.

Previously, the Company was engaged independently in the construction of airports, correctional facilities, museum improvements, radio towers and single family homes.  The Company’s new strategy, effective from 2006, is to engage in construction activities through TSI/SHBC JV.

3. Liquidity

As of June 30, 2007, the Company’s total liabilities exceeded total assets by $4.5 million.   This was a $1.3 million improvement from December 31, 2006.   The Company continues to rely on equity sales to SHBC and bank financing to support its operations.   The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of June 30, 2007, the Company had total outstanding debt of $13.2 million, of which $9.7 million is due within the next twelve months.  As of June 30, 2007, the Company had an accumulated deficit of $64.4 million and total stockholders’ deficit of $5.6 million.

The Company incurred operating losses of $1.0 million and $0.9 million for the six month periods ended June 30, 2007 and 2006, respectively. The Company incurred net losses to common stockholders of $1.5 million during each of the six month periods ended June 30, 2007 and 2006, respectively.

Cash used in operating activities was $294,462 and $603,587 for the six month periods ended June 30, 2007 and 2006, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $1,326,216 and $1,305,241, respectively, for the six month periods ended June 30, 2007 and 2006.

Although the Company has been experiencing a net working capital deficiency, as well as recurring losses and negative cash flows from operations, the Company plans to raise approximately $2.6 million of funding from its principal shareholder, SHBC in 2007 to cover planned operating deficits in 2007.  SHBC related companies have signed a Stock Purchase Agreement that commits to purchasing $2.6 million of equity shares during 2007.  These funds would be used to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion.  SHBC

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $13.2 million.

The Company, in unregistered sales of securities to SHBC, received $1,634,000 in exchange for 3,268,000 common shares during the first half of 2007.  These sales were consummated under a Stock Purchase Agreement with SHBC, described above.  See footnote 12 Subsequent Events for unregistered sales made after this reporting period.

4. Long-term debt:

	June 30,	December 31,
	2007	2006
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable, standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	$—	$235,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable, standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	—	74,983

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. The bank has a lien on the Tinian Power plant. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	5,620,000	6,700,000

Arab Banking Corporation Loan Facility with interest payments due in either three or six month intervals at Telesource’s option. The next interest payment is due September 27, 2007 and the principal balance is due June 15, 2008. Interest is charged at 1.25% plus LIBOR. Guaranteed by Al Ahli Bank of Kuwait.	7,500,000	7,500,000

ANZ Vehicle Leases, two due on November 9, 2009 and the third due on November 22, 2009, with monthly principal and interest payments of $698, $1,481 and $1,315 collateralized by the respective vehicles. Interest is charged at rates between 10.5% and 11.5%.	102,532	119,446

Total notes payable	13,222,532	14,630,396

Less current portion	9,703,941	2,513,107
Long-term portion	$3,518,591	$12,117,289

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately $126,060 USD at June 30, 2007) for the purchase or leasing of vehicles.  Interest will be charged at the then applicable leasing rate.  This facility is revolving and is subject to annual review.  As of June 30, 2007, the Company has drawn upon the credit facility in the amount of FJD $162,672 (approximately $102,532 USD).

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized.  None of these Preferred Shares are issued nor outstanding as of June 30, 2007.  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of June 30, 2007 and December 31, 2006, respectively, 108,335,661 and 105,067,661 shares of the Company’s common stock were issued and outstanding.  During the first half of 2007, an additional 3,268,000 shares were issued at a price of $0.50 per share.

6.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.   In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,179,999 at June 30, 2007, and 3,224,999 at June 30, 2006.

7.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

TCNMI, in 1999 was awarded a contract to build 45 housing units for the Northern Mariana Housing  Corporation, a government unit.  The houses were built and subsequently occupied.   The Northern Mariana Housing Corporation filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  These claims involve allegations of various construction defects.  The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000.  The Company has accrued for an estimated loss of $500,000, which continues to be reflected under accrued expenses as of June 30, 2007 and December 31, 2006.  Telesource has denied any liability and will aggressively defend itself to dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately $787,875 USD at June 30, 2007) in accordance with its agreement with the Fiji Electric Authority.

Telesource offers warranties on its construction services and power generating plants.  Telesource does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors.  Should Telesource be required to cover the cost of repairs not covered by the warranties of Telesource’s vendors, or should one of Telesource’s major vendors be unable to cover future warranty claims, Telesource could be required to outlay substantial funds, which could harm its financial condition.  The Company has incurred approximately $87,000 in warranty claims during the prior three years ended June 30, 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $968,000 in costs associated with this upgrade through June 30, 2007.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  The Company projects the completion of the upgrade in 2007 and at this time estimates the additional costs to be approximately in the range of $48,000 to $125,000.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately $126,060 USD at June 30, 2007).  This credit facility is primarily for the purchase or lease of vehicles.  Interest is charged at the applicable leasing rate.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month to month leases without escalation or capital improvement funding terms or other lease concessions.  In May 2007, Telesource International, Inc. signed a lease with Computhink, Inc., a related party.  This lease includes certain escalation terms as follows:

Year	Total Lease payment
2007	$152,888
2008	157,444
2009	162,203
2010	167,063

The lease with Computhink, as well as all other leases, do not have provisions that relate future increases to any index.  For the recently signed lease with Computhink, the minimum lease payments are recorded in accordance with SFAS 13 Accounting for Leases utilizing  the straight line basis over the minimum lease term.  The Company does not have contingent rentals.

8. Related Party Transactions — Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait.  SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 50 years of experience.  SHBC and its affiliates were the sole stockholder of Telesource prior to July 1999 and as of June 30, 2007, owned approximately 95.9% of the issued shares of common stock.  Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch.  SHBC and its majority stockholders also have signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans, which were completely paid during June of 2007.  These credit facilities were used to finance the construction activities on the Tinian power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

Furthermore, as noted above, SHBC and Telesource have formed a joint venture (TSI/SHBC JV) to bid on future construction projects.  This joint venture currently has a contract to construct the new U.S. Embassy in Fiji.  SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month for the duration of the U.S. Embassy project.  The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
Consulting Fees	$150,000	$—
Interest (on unreturned capital)	28,329	—
Total	178,329	—

Computhink charged the Company $24,714 and $53,372 for the six months ended June 30, 2007 and 2006, respectively.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.

The Company also rents office space as well as land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company paid Retsa $33,500 and $36,583 through six months of the year in 2007 and 2006, respectively.

Total related party accounts payable are summarized as follows:

	June 30, 2007	December 31, 2006
Accounts payable to SHBC	$435,497	$197,397
Accounts payable to Computhink	9,061	14,527
Accounts payable to Retsa	657	1,050
Total	$445,215	$212,974

9.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.   Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, (“FDIC”) insurance.   Those accounts covered by the FDIC are insured up to $100,000 per institution.   As of June 30, 2007, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2,987,633.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Business Segment Information

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

	For the Six Months Ended June 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,216,278	—	4,271,649	6,487,927
Interest expense	513,559	—	28,329	541,888
Depreciation and amortization	81,038	—	38,271	119,309
Net income/(loss) to common stockholders	(1,890,887)	—	357,650	(1,533,237)
Total capital expenditures	40,912	—	188,008	228,920
Total assets	6,366,964	—	6,539,203	12,906,167

	For the Six Months Ended June 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,386,406	—	—	2,386,406
Interest expense	630,969	—	—	630,969
Depreciation and amortization	115,363	—	—	115,363
Net income/(loss) to common stockholders	(1,547,096)	—	—	(1,547,096)
Total capital expenditures	69,353	—	—	69,353
Total assets	11,072,584	—	14,085	11,086,669

The basis used to attribute revenues to individual countries is based upon where the services are provided.   The power generation segment includes revenues from the Company’s power station in Fiji and the power station on the island of Tinian located in the Commonwealth of Northern Mariana Islands.

The existing construction project is related to the joint venture with SHBC to build a U.S. Embassy in Fiji.

	For the Three Months Ended June 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,122,691	—	2,740,757	3,863,448
Interest expense	253,777	—	17,946	271,723
Depreciation and amortization	39,787	—	30,200	69,987
Net income/(loss) to common stockholders	(1,060,321)	—	228,810	(831,511)
Total capital expenditures	29,756	—	67,935	97,691
Total assets	6,366,964	—	6,539,203	12,906,167

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

11.  Subsequent Events

Subsequent to June 30, 2007, the Company issued a total of 280,000 shares of common stock through July 31, 2007, to SHBC affiliates Ernil Continental S.A. and Halbarad Group, Ltd., for proceeds totaling $140,000.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2006 annual consolidated financial statements and notes thereto included in the Company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission.

The financial information discussed in the MD&A includes amounts that may be derived from utilizing certain accounting estimates and assumptions.  The following highlights accounting estimates and assumptions which the Company considers to be critical to the preparation of our financial statements because they inherently involve significant judgments and uncertainties.  The Company cautions that these estimates are developed based upon available information at the time that the estimate was developed.  However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment as more current information is known.

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project.  Our current project is a design/build contract with a fixed contract price.  This contract is with the United States Government and includes provisions of termination for convenience by the party contracting with us, such provisions also allow payment to us for the work performed through the date of termination.  Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price.  The resultant amount is recorded as revenue for the applicable period.  This method of revenue recognition requires us to estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.   In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company.  The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience.  However, the actual amounts could be significantly different from our estimates.

“K” represents $1,000 when used below.

Results of Operations for the six months ended June 30, 2007, compared to the six months ended June 30, 2006

Revenues

Construction Revenues.  Construction revenues increased to $4,271,649 from $0 for the six months ended June 30, 2007, compared to June 30,2006.  The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007, and is expected to be completed by February 28, 2009.  This $43 million project’s revenue is recorded on the Percentage of Completion method and approximately ten percent of the project’s revenue is reported through June 30, 2007.

Service Fees — Power Generation Plant.  Service fees — power generation plant decreased 3.4% to $1,983,692 from $2,051,652 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  The revenue decrease resulted primarily from the power generation activities in Tinian ($51K).  Significant rate increases implemented during the year by the Commonwealth Utilities Corporation (the governing organization that controls utilities in Tinian) resulted in reduced demand for electricity and, consequently, a decrease in power generation.  The lower power generation resulted in reduced demand for the power we generate and the related lower revenue.  Fiji’s total power related revenues decreased by a net $17K.  In Fiji, the power generation revenues decreased by $227K due to greater reliance on hydro- generated power as a result of high rainfalls.  The decrease in power generation was offset by revenues from work performed for the Butoni Wind farm ($91K), as well as work performed on the island’s power distribution grid ($119K).

Finance Lease Revenues.  Finance lease revenues decreased 44.4% to $231,102 from $333,797 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs.  Total construction costs increased to $3,824,082 from $0 for the six months ended June 30, 2007, compared to June 30, 2006.  The increase emanated from the U.S. Embassy project in Fiji.  Construction costs as a percentage of construction revenues were 89.5% for the six months ended June 30, 2007, whereas, for the like period of 2006, there was no construction business.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased 27.9% to $2,053,212 for the six months ended June 30, 2007, compared to $1,605,009 for the six months ended June 30, 2006.  The $448K increase in costs was due to an increase in costs in Fiji of $197K related to the work performed on the Butoni wind farm and the islands’ power distribution grid.  In addition, the Wartsila engines were retrofitted to operate on a different grade of fuel.  These maintenance costs were incurred during the second quarter of 2007 and contributed $173K to the increase in costs.  However, maintenance costs vary each year depending on the number of hours that the machines operate and any special maintenance that the engines may require.  Therefore, the net marginal increase in maintenance costs, due primarily to the retrofit of the Wartsila machines, as compared to maintenance costs for the same period a year ago was $87K.  In Tinian, power generation and maintenance costs increased due to the write off of $145K of inventory related to the Transmission Overhead Distribution upgrade.  Telesource purchased this inventory for this project but, in accordance with the agreement with the Commonwealth Utilities Corporation, ownership of inventory located in Tinian will transfer to them at the end of the agreement.  Therefore, with the near completion of the upgrade work, the remaining inventory was charged to cost of revenues.  The remaining increase of $19K was due to normal on-going power generation and distribution maintenance.

Salaries and Employee Benefits.   Salaries and employee benefits increased 33.6% to $598,800 for the six months ended June 30, 2007, from $448,112 for the six months ended June 30, 2006.  The increase was principally due to more personnel at Telesource’s corporate office, increases in salaries for existing management combined with the addition of personnel, including a General Counsel as well as positions in procurement, accounting and administration related to the U.S. Embassy project ($242K).  These increases were offset by decreases in Saipan ($116K) from the redeployment of staff to the U.S. Embassy project and a reduction of staff related to the upgrade work on Tinian.  Finally, we have increased the engineering staff in Fiji to support our expanded operations ($25K).

General and Administrative Expenses.   General and administrative expenses were $925,905 at June 30, 2007, or a decrease of  13.4%  from $1,069,405 for the six months ended June 30, 2006.  The $144K decrease was due to lower accounting and professional fees during 2007.  During 2006, the Company incurred higher professional fees for compliance work related to its SEC filings.

Other Expense, Net.  Other expense decreased 24.5% to $386,958 for the six months ended June 30, 2007, from $512,308 for the six months ended June 30, 2006.  The decrease is a result of the combination of less interest expense due to a reduction of debt and an increase in interest income from improved cash management.

Net Loss To Common Stockholders.   Net losses to common stockholders were $1,533,237 for the six months ended June 30, 2007, and $1,547,096 for the six

months ended June 30, 2006.   The slightly lower net loss during the first six months of 2007 versus 2006 resulted from the positive impact of the U.S. Embassy project, which was offset by the aforementioned decrease in net income from our Fiji and Tinian operations as a result of lower energy production.

Liquidity

As of June 30, 2007, the Company’s total liabilities exceeded total assets by $4.5 million.   This was a $1.3 million improvement from December 31, 2006.   The Company continues to rely on equity sales to SHBC and bank financing to support its operations.   The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of June 30, 2007, the Company had total outstanding debt of $13.2 million of which $9.7 million is due within the next twelve months.  As of June 30, 2007, the Company had an accumulated deficit of $64.4 million and total stockholders’ deficit of $5.6 million.

The Company incurred operating losses of $1.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.  Also, during the same respective periods, the Company incurred net losses to common stockholders of $1.5 million in each period.

Cash used in operating activities was $294,462 and $603,587 for the first six months ended June 30, 2007 and 2006, respectively.  Cash used in investing activities was $187,920 through the first six months of 2007, compared to cash provided by investing activities of $155,942 for the first six months of 2006.  Financing activities provided funds of $1,326,216 and $1,305,241, respectively, for the first six month periods ended June 30, 2007 and 2006.

Results of Operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues

Construction Revenues.  Construction revenues increased to $2,740,758 from $0 for the three months ended June 30, 2007, compared to June 30, 2006.  The increase is solely attributed to the U.S. Embassy project in Fiji, which began in January, 2007.  This $43 million project is expected to be completed by February 28, 2009.

Service Fees — Power Generation Plant.  Service fees — power generation plant decreased 10.8% to $1,012,378 from $1,134,531 for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  Fiji operations contributed $96K of this decline due to less diesel-generated power demands in Fiji ($202K).  The decrease in diesel-generated power demands was partially offset by an increase in revenues from work performed on the island’s power distribution grid  ($60K) and the Butoni wind farm ($45K).  Revenue from the Tinian power plant operations were less ($25K) for the same three month period than one year ago due to less demand as a result of the increase in consumer electrical rates.

Finance Lease Revenues.  Finance lease revenues decreased 32.3% to $108,828 from $160,776 for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expense

Construction Costs.  Total construction costs increased to $2,441,733 from $0 for the three months ended June 30, 2007, compared to June 30, 2006.  The increase was directly related to the U.S. Embassy project.  Construction costs as a percentage of construction revenues were 89.1% for the three months ended June 30, 2007, whereas, for the like period of 2006, there was no construction business.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased 73.7% to $1,160,036 for the three months ended June 30, 2007, compared to $667,706 for the three months ended June 30, 2006.  In Tinian, as noted above, the upgrade to the island’s distribution grid has been completed and awaiting certification, in accordance with the terms of the agreement with our customer, ownership of the remaining inventory will transfer to the customer at the end of the contract.  Consequently, the remaining inventory with a value of $145,000 was expensed to cost of revenue during this three month period ended June 30, 2007.  Additionally, the Tinian power plant incurred higher maintenance costs of $65K due to the purchase of spare parts that are required for future maintenance or in case of an emergency break down.  These purchases are made when the inventory of spare parts becomes depleted.  Spare part usage is dependent upon each engines operating hours and maintenance requirements.  In Fiji, the Wartsila machines were retrofitted to operate with a different grade of fuel.  Therefore, maintenance costs were higher for the three month period ended June 30, 2007, as a result of this work ($173K).  In addition, higher costs were incurred for the work performed on the islands power distribution grid ($76K) and the Butoni wind farm ($29K).

Salaries and Employee Benefits.   Salaries and employee benefits increased 20.7% to $326,684 for the three months ended June 30, 2007, from $270,532 for the three months ended June 30, 2006.  The increase was a combination of executive salary increases and the hiring of a General Counsel, purchasing, accounting and administrative personnel at the corporate headquarters.  These additional positions were required due to the U.S. Embassy project ($125K).  Partially offsetting these increases were decreases in our Saipan and Tinian operations ($69K).  The decreases in Saipan and Tinian were the result of redeployment of certain staff to the U.S. Embassy project as well as the termination of employees at the completion of the upgrade project on Tinian.

General and Administrative Expenses.   General and administrative expenses increased to $465,349 for the three months ended June 30, 2007, from $356,670 for the three months ended June 30, 2006.  The $109K increase in expenses was primarily due professional fees for the installation of accounting software, legal and application costs associated with an energy related bid in Saipan and legal costs in Fiji associated with the U.S. Embassy project.

Other Expense, Net.  Other expense decreased 34.9% to $187,229 for the three months ended June 30, 2007, from $287,647 for the three months ended June 30, 2006.  The decrease is primarily due to a reduction in interest expense as a result of lower debt combined with an increase in interest income as a result of improved cash management processes.

Net Loss to Common Stockholders.   Net losses to common stockholders were $831,511 for the three months ended June 30, 2007, and $482,036 for the three months ended June 30, 2006.   The greater net loss during the three months ended June 30, 2007, versus 2006 resulted from lower production levels in the power generation business as well as significantly higher general and administrative expenses.

During 2006 management addressed operating and working capital deficits by working with its key investor, SHBC.   Management raised $5.7 million in 2006 and $9.0 million in 2005 through the combination of short term debt and issuance of common stock.   The short term debt was converted into equity in December 2006 subsequent to shareholder approval to increase the number of outstanding shares to 200,000,000.   The sales of common stock were made through private, unregistered sales of the Company’s securities.   The additional equity raised during 2006 was used to pay down debt and fund continuing operations.   Much of the debt obligations coming due during 2006 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.   These collections along with the additional equity and short term debt were sufficient to cover Telesource’s 2006 obligations.   Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.   SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.6 million in 2007.   Through June 30, 2007, $1.6 million of the guarantee was provided.  These funds would work to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion.  SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $13.2 million.

During 2006 the Company received $4.0 million in loans from SHBC related companies.   On October 31, 2006, at the annual general meeting, results of the shareholder proxy were reported.   Five incumbent members of the Board of Directors were re-elected and a measure to increase the authorized number of common stock shares to 200,000,000 was passed.   Afterward, the entirety of the $4.0 million in debt, plus another $1.7 million of cash infusion, were converted into 11,629,521 shares of common stock.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at June 30, 2007:

Uncompleted as of December 31, 2006 (Project initiated as of January 1, 2007)	$0
New contract	42,550,000
Contract adjustments	317,000
42,867,000

Less: Construction revenue earned for the six months ended June 30, 2007	4,271,648

Backlog balance at June 30, 2007	$38,595,352

Item 3.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by us in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no changes to our internal controls during the 2nd quarter of 2007.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

We issued unregistered securities in the following transactions during the six months ended June 30, 2007.

•                  On February 15, 2007, we issued 310,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $155,000.

•                  On February 27, 2007, we issued 730,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $365,000.

•                  On April 16, 2007, we issued 530,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $265,000.

•                  On May 4, 2007, we issued 350,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $175,000.

•                  On June 5, 2007, we issued 1,348,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $674,000.

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

Telesource International, Inc.
(Registrant)

Date August 14, 2007	/s/ Nidal Zayed
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