Form 10QSB
period 2007-09-30
TELESOURCE INTERNATIONAL INC
filed 2007-11-14
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

There were 124,025,661 shares of common stock, par value $0.01 per share, of the Registrant outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

TELESOURCE INTERNATIONAL, INC.

Part 1:  Financial Information

Item 1:  Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$3,171,184	$2,194,207
Accounts receivable less allowance for doubtful accounts of $87,586 at September 30, 2007 and $62,345 at December 31, 2006	2,514,796	1,226,912
Accounts receivable - related party	6,014	2,582
Current portion of net investment in sales-type lease	2,524,037	2,352,864
Inventories	1,116,478	1,117,723
Prepaid expenses and other current assets	1,104,372	546,191
Total current assets	10,436,881	7,440,479
Net investment in sales-type lease – long term	1,123,461	3,038,470
Property, plant, and equipment, net	647,527	553,016
Other assets	95,507	39,334

Total assets	$12,303,376	$11,071,299
Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities:
Current portion of long-term debt	$2,204,562	$2,513,107
Accounts payable	1,815,803	484,701
Accounts payable – related party	349,459	212,974
Accrued expenses	1,600,813	1,544,082
Other current liabilities	—	10,110
Billings in excess of costs and estimated earnings	259,910	—
Total current liabilities	6,230,547	4,764,974

Long-term debt	2,968,277	12,117,289
Total liabilities	9,198,824	16,882,263

Minority interest	1,108,087	—

Commitments and Contingencies

Stockholders’ equity/(deficit):
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at September 30, 2007 and December 31, 2006.
Common stock, $0.01 par value. Authorized 200,000,000 shares, 124,025,661 issued at September 30, 2007 and 105,067,661issued at December 31, 2006.	1,240,257	1,050,677
Additional paid-in capital	65,340,065	56,050,645
Accumulated deficit	(64,758,558)	(62,920,570)
Accumulated comprehensive income (loss)	174,701	8,284
Total stockholders’ equity/(deficit)	1,996,465	(5,810,964)

Total liabilities, minority interest and stockholders’ equity/(deficit)	$12,303,376	$11,071,299

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
Nine Months Ended September 30, 2007 and 2006

	2007	2006
Revenues:
Construction revenues	$8,350,121	$—
Service fees – power generation plant	3,323,106	3,494,212
Service Fees – related party	—	8,407
Finance lease revenue	326,165	482,038
Other revenue	3,422	956
Gross revenues	12,002,814	3,985,613
Costs and expenses:
Construction costs	7,186,140	—
Construction costs - related party	225,000	—
Operation and maintenance costs - power generation plant	3,012,860	2,564,687
Provision for unbilled and uncollected accounts	25,241	13,302
Cost of revenues	10,449,241	2,577,989
Gross profit	1,553,573	1,407,624
Operating expenses:
Salaries and employee benefits	941,291	684,390
Occupancy and equipment	46,064	41,774
Occupancy - related party	115,901	118,015
General and administrative	1,417,217	1,751,675
Total operating expenses	2,520,473	2,595,854
Operating loss	(966,900)	(1,188,230)
Other income (expense):
Interest expense	(751,706)	(964,461)
Interest expense - related party	(46,569)	—
Other income/(expense), net	190,862	269,057
Total other expense	(607,413)	(695,404)

Loss before income taxes and minority interest	(1,574,313)	(1,883,634)
Income tax expense	255,668	372,538

Net loss to common stockholders before minority interest	(1,829,981)	(2,256,172)
Minority interest	8,007	—

Net loss to common stockholders after minority interest	$(1,837,988)	$(2,256,172)
Basic and diluted net loss per share	$(0.017)	$(0.024)
Weighted average shares outstanding	107,381,678	93,438,140

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2007 and 2006

	2007	2006
Revenues:
Construction revenues	$4,078,472	$—
Service fees – power generation plant	1,339,414	1,442,560
Service fees – related party	—	8,407
Finance lease revenue	95,063	148,241
Other revenue	1,938	—
Gross revenues	5,514,887	1,599,208
Costs and expenses:
Construction costs	3,512,058	—
Construction costs - related party	75,000	—
Operation and maintenance costs - power generation plant	959,648	959,678
Provision for unbilled and uncollected accounts	351	1,022
Cost of revenues	4,547,057	960,700
Gross profit	967,830	638,508
Operating expenses:
Salaries and employee benefits	342,491	236,279
Occupancy and equipment	13,839	10,650
Occupancy - related party	45,694	44,458
General and administrative	491,312	682,269
Total operating expenses	893,336	973,656
Operating income/(loss)	74,494	(335,148)

Other income (expense):
Interest expense	(238,148)	(333,492)
Interest expense - related party	(18,239)	—
Other income/(expense), net	35,932	150,395
Total other expense	(220,455)	(183,097)

Loss before income taxes and minority interest	(145,961)	(518,245)
Income tax expense	154,396	190,832

Net loss to common stockholders before minority interest	(300,357)	(709,077)
Minority interest	4,394	—

Net loss to common stockholders after minority interest	$(304,751)	$(709,077)

Basic and diluted net loss per share	$(0.003)	$(0.008)
Weighted average shares outstanding	109,364,027	94,438,140

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Nine Months Ended September 30, 2007 and 2006

	Nine Months
	Ended September 30,
	2007	2006

Net Loss	$(1,837,988)	$(2,256,172)
Other comphensive income:
Foreign currency translation adjustment	166,417	21,100

Comprehensive loss	$(1,671,571)	$(2,235,072)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three Months Ended September 30, 2007 and 2006

	Three Months
	Ended September 30,
	2007	2006

Net Loss	$(304,751)	$(709,077)
Other comphensive income:
Foreign currency translation adjustment	78,262	60,239

Comprehensive loss	$(226,489)	$(648,838)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,837,988)	$(2,256,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187,536	161,829
Gain on sale or disposal of fixed assets	(37,578)	(153,568)
Provision for unbilled and uncollected accounts	25,241	29,169
Minority interest	8,007	—
Changes in assets and liabilities:
Accounts Receivable	(1,288,075)	526,847
Accounts Receivable - related party	(3,432)	6,016
Prepaid expenses and other current assets	(481,790)	(315,945)
Net investment in sales-type lease	1,743,836	1,587,962
Other assets	(54,657)	3,025
Accounts payable	1,308,223	(348,878)
Accounts payable - related party	136,486	64,544
Accrued expenses	24,610	(238,429)
Billings in excess of cost and estimated earnings	259,909	—
Other liabilities	(10,110)	20,419
Net cash used in operating activities	(19,782)	(913,181)
Cash flows from investing activities:
Proceeds from sale of equipment	44,500	375,431
Capital expenditures	(261,838)	(226,631)
Net cash provided by (used in) investing activities	(217,338)	148,800
Cash flows from financing activities:
Proceeds from borrowings - related party	—	3,491,000
Principal payments on borrowings	(9,463,469)	(2,122,782)
Proceeds from sale of common stock	9,479,000	—
Capital contributions from minority interest holders	1,100,080	—
Net cash provided by financing activities	1,115,611	1,368,218

Effect of exchange rate changes on cash	98,486	21,100

Net increase in cash and cash equivalents	976,977	624,937
Cash and cash equivalents at beginning of period	2,194,207	477,944
Cash and cash equivalents at end of period	$3,171,184	$1,102,881
Supplemental disclosure:
Cash paid during the year for interest	$769,287	$982,222
Cash paid during the year for income taxes	328,139	29,130

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

2. Description of Business

Telesource is an international company engaged primarily in the operation of energy conversion power plants.  During 2005 the Company restructured its construction business after it had completed all construction projects that existed at that time.  In a strategic shift from prior construction contracts, the Company seeks new projects on a limited basis in coordination with other companies in possible joint venture arrangements.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co., W.L.L. (“SHBC”).  SHBC, together with certain of its affiliates, owns

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately 96.5% of the Company’s outstanding shares.  The Company has begun to bid on international engineering and construction projects in a joint venture arrangement with SHBC.  One of these bids during 2006 resulted in the award of a $42.6 million contract to build a United States Embassy in Fiji.   The joint venture (as explained below) received notice to proceed with construction in 2007.

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

Previously, the Company was engaged independently in the construction of airports, correctional facilities, museum improvements, radio towers and single family homes.  The Company’s current strategy, effective from 2006, is to engage in construction activities through TSI/SHBC JV.

3. Liquidity

As of September 30, 2007, the Company’s total assets exceeded total liabilities by $3.1 million.   This was an $8.9 million improvement from December 31, 2006.   The Company continues to rely on equity sales to SHBC and bank financing to support its operations.   The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of September 30, 2007, the Company had total outstanding debt of $5.2 million, of which $2.2 million is due within the next twelve months.  As of September 30, 2007, the Company had an accumulated deficit of $64.8 million and total stockholders’ equity of $2.0 million.

The Company incurred operating losses of $1.0 million and $1.2 million for the nine month periods ended September 30, 2007 and 2006, respectively. The Company incurred net losses to common stockholders of $1.8 million and $2.3 million, respectively, during each of the nine month periods ended September 30, 2007 and 2006.

Cash used in operating activities was $19,782 and $913,181 for the nine month periods ended September 30, 2007 and 2006, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $1,115,611 and $1,368,218, respectively, for the nine month periods ended September 30, 2007 and 2006.

Although the Company had been experiencing net working capital deficiencies until this quarter and continues to experience recurring losses and negative cash flows from operations.  SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.6 million in 2007.  Through September 30, 2007, $2.0 million of the guarantee was provided.  SHBC related companies have signed a Stock Purchase Agreement that commits to purchasing $2.6 million of equity shares during 2007.  These funds would be used to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering the remaining balance due to the Commercial Bank of Kuwait.

The Company, in unregistered sales of securities to SHBC, received $9,479,000 in exchange for 18,958,000 common shares during the first nine months of 2007.  These sales were consummated under a Stock Purchase Agreement with SHBC as described above and a separate sale of 15,000,000 shares to SHBC affiliates.  The proceeds from the second sale were used to payoff  the $7,5 million Arab Banking Corporation Loan Facility.  See footnote 12 Subsequent Events for unregistered sales made after this reporting period.

4. Long-term debt:

	September 30,	December 31,
	2007	2006
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable, standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	$—	$235,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable, standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	—	74,983

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. The bank has a lien on the Tinian Power plant. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	5,080,000	6,700,000

Arab Banking Corporation Loan Facility with interest payments due in either three or six month intervals at Telesource’s option. The loan was paid off on September 26, 2007. Interest had been charged at 1.25% plus LIBOR, and the loan had been guaranteed by Al Ahli Bank of Kuwait. On September 26,2007 Telesource paid $7,749,492 to the Arab Banking Corporation for the entire loan balance plus interest. Of this amount $7,500,000 was derived from the sale of 15,000,000 shares of common shares to Ernil and Halbarad at a price of $0.50 per share and the remaining amount for interest was derived from operations.

	—-	7,500,000

ANZ Vehicle Leases, two due on November 9, 2009 and the third due on November 22, 2009, with monthly principal and interest payments of $698, $1,481 and $1,315 collateralized by the respective vehicles. Interest is charged at rates between 10.5% and 11.5%.	92,839	119,446

Total notes payable	5,172,839	14,630,396

Less current portion	2,204,562	2,513,107
Long-term portion	$2,968,277	$12,117,289

The Arab Banking Corporation Loan Facility balance of $7,500,000 was paid on September 26, 2007 from the proceeds of sale of 15,000,000 shares of common stock at a price of $0.50 per share.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately $127,840 USD at

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007) for the purchase or leasing of vehicles.  Interest will be charged at the then applicable leasing rate.  This facility is revolving and is subject to annual review.  As of September 30, 2007, the Company has drawn upon the credit facility in the amount of FJD $145,242 (approximately $92,839 USD).

5.  Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized.  None of these Preferred Shares are issued nor outstanding as of September 30, 2007.  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of September 30, 2007 and December 31, 2006, respectively, 124,025,661 and 105,067,661 shares of the Company’s common stock were issued and outstanding.  During the first nine months of 2007, an additional 18,958,000 shares were issued at a price of $0.50 per share.

6.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.   In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants, and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,179,999 at September 30, 2007, and 3,179,999 at September 30, 2006.

7.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

TCNMI, in 1999 was awarded a contract to build 45 housing units for the Northern Mariana Housing  Corporation, a government unit.  The houses were built and subsequently occupied.   The Northern Mariana Housing Corporation filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  Subsequently, the homeowners filed claims against Telesource and other parties.  These claims against Telesource involve allegations of various construction defects.  Telesource has settled with some, but not all, of the homeowners.  The Company estimates that, if the remaining plaintiffs are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000.  The Company has accrued for an estimated loss of $500,000, which continues to be reflected under accrued expenses as of September 30, 2007 and December 31, 2006.  Telesource has denied any liability and will aggressively defend itself.  See Note 11.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately $799,000 USD at September 30, 2007) in accordance with its agreement with the Fiji Electric Authority.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Telesource offers warranties on its construction services and power generating plants.  Telesource does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors.  Should Telesource be required to cover the cost of repairs not covered by the warranties of Telesource’s vendors, or should one of Telesource’s major vendors be unable to cover future warranty claims, Telesource could be required to outlay substantial funds, which could harm its financial condition.  The Company has incurred approximately $88,000 in warranty claims during the prior three years ended September 30, 2007.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $968,000 in costs associated with this upgrade through September 30, 2007.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  The Company projects the completion of the upgrade in 2007 and at this time estimates the additional costs to be approximately in the range of $48,000 to $125,000.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately $127,840 USD at September 30, 2007).  This credit facility is primarily for the purchase or lease of vehicles.  Interest is charged at the applicable leasing rate.

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

8. Related Party Transactions — Not described Elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait.  SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 50 years of experience.  SHBC and its affiliates were the sole stockholder of Telesource prior to July 1999 and as of September 30, 2007, owned approximately 96.5% of the issued shares of common stock.  Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch.  SHBC and its majority stockholders also have signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans, which were completely paid during June of 2007.  These credit facilities were used to finance the construction activities on the Tinian power plant, the West Tinian Airport expansion project, and to provide financing for other projects.

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
Consulting Fees	$225,000	$—
Interest (on unreturned capital)	46,569	—
Total	271,569	—

Computhink charged the Company $56,543 and $57,354 for the nine months ended September 30, 2007 and 2006, respectively.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  The Company’s Chief Executive Officer, Nidal Zayed, serves on the Board of Directors for Computhink.

The Company also rents office space as well as land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced by Retsa in the amounts of $59,358 and $60,661 through the nine months ended September 30, 2007 and 2006, respectively.

Total related party accounts payable are summarized as follows:

	September 30, 2007	December 31, 2006
Accounts payable to SHBC	$335,497	$197,397
Accounts payable to Computhink	8,447	14,527
Accounts payable to Retsa	5,515	1,050
Total	$349,459	$212,974

9.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.   Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, (“FDIC”) insurance.   Those accounts covered by the FDIC are insured up to $100,000 per institution.   As of September 30, 2007, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $3,234,278.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Business Segment Information

Telesource has three operating segments:  power generation and construction of power plants, trading, and construction services.  The power generation and construction of power plants segment includes sales-type lease revenues recognized.  There were no material amounts of transfers between segments.  Any inter-segment revenues have been eliminated.  The following table sets forth certain segment information for the periods indicated:

	For the Nine Months Ended September 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,652,693	—	8,350,121	12,002,814
Interest expense	751,706	—	46,569	798,275
Depreciation and amortization	118,543	—	68,993	187,536
Net income/(loss) to common stockholders	(2,640,833)	—	802,845	(1,837,988)
Total capital expenditures	17,655	—	244,183	261,838
Total assets	4,011,886	—	8,291,490	12,303,376

	For the Nine Months Ended September 30, 2006
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,985,613	—	—	3,985,613
Interest expense	964,461	—	—	964,461
Depreciation and amortization	161,829	—	—	161,829
Net income/(loss) to common stockholders	(2,256,172)	—	—	(2,256,172)
Total capital expenditures	226,631	—	—	226,631
Total assets	10,589,105	—	14,016	10,603,121

The basis used to attribute revenues to individual countries is based upon where the services are provided.   The power generation segment includes revenues from the Company’s power station in Fiji and the power station on the island of Tinian located in the Commonwealth of Northern Mariana Islands.

The existing construction project is related to the joint venture with SHBC to build a U.S. Embassy in Fiji.

	For the Three Months Ended September 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,436,415	—	4,078,472	5,514,887
Interest expense	238,147	—	18,240	256,387
Depreciation and amortization	37,505	—	30,722	68,227
Net income/(loss) to common stockholders	(749,946)	—	445,195	(304,751)
Total capital expenditures	(23,257)	—	56,175	32,918
Total assets	4,011,886	—	8,291,490	12,303,376

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

11.  Subsequent Events

Regarding the Koblerville lawsuit, payments related to settlements with some of the homeowners were made in October, 2007.  These payments will be applied against the accrual on TCNMI’s books.

On October 9, 2007, the Company issued 510,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $255,000.

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

“K” represents $1,000 when used below.

Results of Operations for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006

Revenues

Construction Revenues. Construction revenues increased to $8,350,121 from $0 for the nine months ended September 30, 2007, compared to September 30,2006. The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007, and is expected to be completed by February 28, 2009. The estimated $43.4 million revenue from this project is recorded on the Percentage of Completion method. Approximately nineteen percent of the project’s revenue has been reported through September 30, 2007.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased 4.9% to $3,323,106 from $3,494,212 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The revenue decrease resulted primarily from the power generation activities in Tinian ($71K). Significant rate increases implemented during the year by the Commonwealth Utilities Corporation (the governing organization that controls utilities in Tinian) resulted in reduced demand for electricity and, consequently, a decrease in power generation. The lower power generation resulted in reduced demand for the power we generate and the related lower revenue. Fiji’s total power related revenues decreased by a net $100K. In Fiji, the power generation revenues decreased by $347K due to greater reliance on hydro- generated power as a result of high rainfalls. The decrease in power generation was offset by revenues from work performed for the Butoni Wind Farm ($102K), as well as work performed on the island’s power distribution grid ($145K).

Finance Lease Revenues. Finance lease revenues decreased 32.3% to $326,165 from $482,038 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expenses

Construction Costs. including Construction Costs – Related Party. Total construction costs, including construction costs – related party,  increased to $7,411,140 from $0 for the nine months ended September 30, 2007, compared to September 30, 2006. The increase emanated from the U.S. Embassy project in Fiji. Construction costs as a percentage of construction revenues were 88.8% for the nine months ended September 30, 2007, whereas, for the like period of 2006, there was no construction business.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased 17.5% to $3,012,860 for the nine months ended September 30, 2007, compared to $2,564,687 for the nine months ended September 30, 2006. The $448K increase in costs was due to an across the board $514K increase in costs in Fiji, partially offset by a $66K reduction at TCNMI. Fiji experienced higher costs in power generation ($224K), as well as in work performed on the Butoni Wind Farm ($83K) and the islands’ power distribution grid ($207K). The higher power generation costs resulted primarily from the retrofit of Wartsila engines to operate on a different grade of fuel. These maintenance costs were incurred during the second quarter of 2007 and contributed $173K to the increase in costs. Also, during the third quarter, major maintenance was performed on the G8 and G9 engines at Kinoya at a total cost of $103K, and on the Wartsila engines — G3 and G4 – at Vuda at a cost of $46K. Through nine months maintenance costs totaled $430K. However, maintenance costs vary each year depending on the number of hours that the machines operate and any special maintenance that the engines may require. Therefore, the net marginal increase in maintenance costs, due primarily to the retrofit of the Wartsila machines, as compared to maintenance costs for the same period a year ago was $87K. In Tinian, power generation and maintenance costs were down due to the reduction in the quantity of power produced relating to lower demand. These lower costs more than offset higher costs associated with the write off of $145K of inventory relating to the Transmission Overhead Distribution upgrade. Telesource purchased this inventory for this project but, in accordance with the agreement with the Commonwealth Utilities Corporation, ownership of inventory located in Tinian will transfer to them at the end of the agreement. Therefore, with the near completion of the upgrade work, the remaining inventory was charged to cost of revenues.

Salaries and Employee Benefits.   Salaries and employee benefits increased 37.5% to $941,291 for the nine months ended September 30, 2007, from $684,390 for the nine months ended September 30, 2006. The increase was principally due to more personnel at Telesource’s corporate office, increases in salaries for existing management combined with the addition of personnel, including a General Counsel as well as positions in procurement, accounting and administration related to the U.S. Embassy project ($393K). These increases were offset by decreases in Saipan ($174K) from the redeployment of staff to the U.S. Embassy project and a reduction of staff related to the upgrade work on Tinian. Finally, we have increased the engineering staff in Fiji to support our expanded operations ($36K).

General and Administrative Expenses.   General and administrative expenses were $1,417,217 at September 30, 2007, or a decrease of  19.1%  from $1,751,675 for the nine months ended September 30, 2006. The $334K decrease was due to lower accounting and professional fees, travel, depreciation, miscellaneous taxes and insurance expenses. During 2006, the Company incurred higher professional fees for compliance work related to its SEC filings.

Other Expense, Net. Other expense decreased 12.7% to $607,413 for the nine months ended September 30, 2007, from $695,404 for the nine months ended September 30, 2006. The decrease is a result of the combination of less interest expense due to a reduction of debt and an increase in interest income from improved cash management.

Net Loss To Common Stockholders.   Net losses to common stockholders were $1,837,988 for the nine months ended September 30, 2007, and $2,256,172 for the nine months ended September 30, 2006.   The slightly lower net loss during the first nine months of 2007 versus 2006 resulted from the positive impact of the U.S. Embassy project, which was offset by the aforementioned decrease in net income from our Fiji and Tinian operations as a result of lower energy production.

Liquidity

As of September 30, 2007, the Company’s total assets exceeded total liabilities by $3.1 million.   This was an $8.9 million improvement from December 31, 2006.   The Company continues to rely on equity sales to SHBC and bank financing to support its operations.   The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of September 30, 2007, the Company had total outstanding debt of $5.2 million of which $2.2 million is due within the next twelve months. As of September 30, 2007, the Company had an accumulated deficit of $64.8 million and total stockholders’ equity of $2.0 million.

The Company incurred operating losses of $1.0 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. Also, during the same respective periods, the Company incurred net losses to common stockholders of $1.8 million in 2007 and $2.3 million in 2006.

Cash used in operating activities was $19,782 and $913,181 for the first nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities was $217,338 through the first nine months of 2007, compared to cash provided by investing activities of $148,800 for the first nine months of 2006. Financing activities provided funds of $1,115,611 and $1,368,218, respectively, for the first nine month periods ended September 30, 2007 and 2006.

Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues

Construction Revenues. Construction revenues increased to $4,078,472 from $0 for the three months ended September 30, 2007, compared to September 30, 2006. The increase is solely attributed to the U.S. Embassy project in Fiji, which began in January, 2007. This $43 million project is expected to be completed by February 28, 2009.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased 7.2% to $1,339,414 from $1,442,560 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Fiji operations contributed $84K of this decline due to less diesel-generated power demands in Fiji ($121K). The decrease in diesel-generated power demands was partially offset by an increase in revenues from work performed on the island’s power distribution grid  ($25K) and the Butoni Wind Farm ($11K). Revenue from the Tinian power plant operations were higher ($4K) for the same three month period than one year ago due to a slight increase in consumer electrical rates, but this was more than offset by a reduction in transmission revenue ($23K).

Finance Lease Revenues. Finance lease revenues decreased 35.9% to $95,063 from $148,241 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.

Expense

Construction Costs, including Construction Costs – Related Party. Total construction costs, including construction costs – related party,  increased to $3,587,058 from $0 for the three months ended September 30, 2007, compared to September 30, 2006. The increase was directly related to the U.S. Embassy project. Construction costs as a percentage of construction revenues were 88.0% for the three months ended September 30, 2007, whereas, for the like period of 2006, there was no construction business.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant were essentially flat at $959,648 for the three months ended September 30, 2007, compared to $959,678 for the three months ended September 30, 2006. In Tinian, as noted above, the upgrade to the island’s distribution grid has been completed and is awaiting certification, in accordance with the terms of the agreement with our customer, ownership of the remaining inventory will transfer to the customer at the end of the contract. Consequently, the remaining inventory with a value of $145,000 was expensed to cost of revenue during the three month period ended June 30, 2007. Purchases of spare parts are made when inventory becomes depleted. Spare part usage is dependent upon each engine’s operating hours and maintenance requirements. This amount was partially offset by lower transmission operating costs. Additionally, the Tinian power plant incurred lower maintenance costs of $273K due to the lessened demand for power. In Fiji, major maintenance was performed on the G8 engine in Kinoya at a cost of $85K in the third quarter. Lesser maintenance was carried out on the G9 engine in Kinoya, and both the G3 and G4 Wartsila engines in Vuda at a total cost of  $64K. Therefore, maintenance costs were higher for the three month period ended September 30, 2007, as a result of this work ($149K). In addition, higher costs were incurred for the work performed on the islands power distribution grid ($81K) and the Butoni Wind Farm ($12K).

Salaries and Employee Benefits.   Salaries and employee benefits increased 45.0 % to $342,491 for the three months ended September 30, 2007, from $236,279 for the three months ended September 30, 2006. The increase was a combination of executive salary increases and the hiring of a General Counsel, purchasing, accounting and administrative personnel at the corporate headquarters. These additional positions were required due to the U.S. Embassy project ($151K). Partially offsetting these increases were decreases in our Saipan and Tinian operations ($58K). The decreases in Saipan and Tinian were the result of redeployment of certain staff to the U.S. Embassy project as well as the termination of employees at the completion of the upgrade project on Tinian.

General and Administrative Expenses.   General and administrative expenses decreased to $491,312 for the three months ended September 30, 2007, from $682,269 for the three months ended September 30, 2006. The $191K decrease in expenses was primarily due a reduction in travel expenses and miscellaneous taxes and licenses..

Other Income/Expense, Net. Other income/expense, net increased 20.4% to $220,455 for the three months ended September 30, 2007, from $183,097 for the three months ended September 30, 2006. This increase is primarily due to a significantly lower gain on sale of fixed assets, partially offset by lower interest expense as a result of lower debt.

Net Loss to Common Stockholders.   Net losses to common stockholders were $304,751 for the three months ended September 30, 2007, and $709,077 for the three months ended September 30, 2006.   The lower net loss during the three months ended September 30, 2007, versus 2006 resulted primarily from the U.S. Embassy project in Fiji.

During 2006 management addressed operating and working capital deficits by working with its key investor, SHBC.   Management raised $5.7 million in 2006 and $9.0 million in 2005 through the combination of short term debt and issuance of common stock.   The short term debt was converted into equity in December 2006 subsequent to shareholder approval to increase the number of outstanding shares to 200,000,000.   The sales of common stock were made through private, unregistered sales of the Company’s securities.   The additional equity raised during 2006 was used to pay down debt and fund continuing operations.   Much of the debt obligations coming due during 2006 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.   These collections along with the additional equity and short term debt were sufficient to cover Telesource’s 2006 obligations.   Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.   SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.6 million in 2007.   Through September 30, 2007, $2.0 million of the guarantee was provided. These funds would work to supplement cash needs arising from operational working capital shortages, debt repayment, and business expansion. SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $5.2 million.

During 2006 the Company received $4.0 million in loans from SHBC related companies.   On October 31, 2006, at the annual general meeting, results of the shareholder proxy were reported.   Five incumbent members of the Board of Directors were re-elected and a measure to increase the authorized number of common stock shares to 200,000,000 was passed.   Afterward, the entirety of the $4.0 million in debt, plus another $1.7 million of cash infusion, was converted into 11,629,521 shares of common stock.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at September 30, 2007:

Uncompleted as of December 31, 2006 (Project initiated as of January 1, 2007)	$0
New contract	42,550,653
Contract adjustments	828,852
43,379,505

Less: Construction revenue earned for the nine months ended September 30, 2007	8,312,062

Backlog balance at September 30, 2007	$35,067,443

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

(b) Changes in internal controls.

There were no changes to our internal controls during the 3rd quarter of 2007.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

We issued unregistered securities in the following transactions during the nine months ended September 30, 2007.

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

•                  On July 5, 2007, we issued 280,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $140,000.

•                  On September 5, 2007, we issued 410,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $205,000.

•                  On September 26, 2007, we issued 15,000,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $7,500,000.

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

Telesource International, Inc.
(Registrant)

Date November 14, 2007	/s/ Nidal Zayed
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