Form 10-K
period 2007-12-31
TELESOURCE INTERNATIONAL INC
filed 2008-03-31
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes  ☐  No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation S-B contained in this form, and no disclosure will  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $16,681,283

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The Registrant’s voting stock held by non-affiliates of the Registrant on March 12, 2008 was approximately $4,386,000.

Number of shares of Common Stock outstanding as of the close of business on March 12, 2008: 128,885,661 shares.

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

GENERAL

Telesource is an international company engaged in two business segments. We offer construction services as  a Design Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale  and construction capabilities. Telesource does not have in-house design capabilities so we rely on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.   As a general contractor Telesource  pursues  US government federal contracts with a focus on expanding our presence in the continental U.S. Our international construction experience has primarily been on US territories abroad and the vast majority of our future targeted market will be projects located on US soil.

The Company’s energy business is generally  predicated on executing bankable contracts with  credit worthy customers on a project financing basis without recourse to the Company..  The Company has experience as an Independent Power Producer (IPP) and with Build Own Operate Transfer (BOOT) projects. Our energy projects have been in the North and South Pacific but our focus will now be in North America.

 Telesource conducts its operations through its three subsidiaries located in four geographic locations. Telesource, was formed in November 1996 and its headquarters are at 860 Parkview Blvd., Lombard, Illinois U.S.A., 60148.

The Company has a subsidiary located in Fiji, Telesource Fiji, Ltd. (TFL).  TFL has a 20-year contract with the Fiji Electricity Authority to operate and maintain  two separate  diesel-fired  power generation plants, with a total output of 78 Mega Watts.   The power produced at the power plants is connected directly into the main power grid of Fiji.  In addition, our contract is to sell power on a wholesale level at a contractually determined rate.  The  Company has been operating in Fiji for over seven years and  is attempting to develop and expand its services in the country and the South Pacific region.

The Company maintains a second wholly owned subsidiary in the Commonwealth of Northern Mariana Islands (CNMI).  This Mariana subsidiary, Telesource CNMI, Inc. (TCNMI)  is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of the CNMI which is a  U.S. Territory. Since its incorporation in 1997 TCNMI has executed over Eighty Million Dollars worth of construction work in the CNMI.  TCNMI also designed and built a 20 Mega Watt power plant on the Island of Tinian on a 20 year BOOT basis. The contract for this project will expire in 2020.  Our agreement with the Commonwealth Utility Corporation stipulates that we will sell  into the grid at wholesale.  All marketing and business development activities in the North Pacific and the Oceania regions are directed through the Saipan office.

The Company has re-established its construction business and  implemented effective project management tools and systems. We have extensive references from projects executed during the past 10 years and are leveraging these credentials and experiences for future growth. Our past experience includes: airport and runway expansion; adult correctional facility; museum; shortwave radio relay station with high-power transmitters and antennas; and single-family development projects to mention a few. The Company will now conduct its construction business both on its own and through strategic joint ventures and other alliances.

In 2006, the Company entered into a  joint venture with SHBC, called Telesource International, Inc./ Sayed Behbehani & Sons Company, Joint Venture, L.P. (“TSI/SHBC JV”). This JV  operates out of the Company’s  Lombard, Illinois office. TSI/SHBC JV is a limited partnership, with an equity split of 51% for Telesource and 49% for SHBC. Telesource International, Inc., is the general and controlling partner of the TSI/SHBC JV and it earns  99% of the  JV profits.  TSI/SHBC JV was formed for the purpose of bidding  US federal construction and infrastructure development projects.   In January, 2007 the JV received a final award and notice to proceed with a $42.5 million contract to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute the local works the JV formed a wholly owned subsidiary in Fiji, called Telesource SHBC Fiji (“TSF”).

The Company plans to become a major provider of construction services to the US Federal Government. In furtherance of this strategic objective and with the support of the US Department of State, the Company was recently granted its secret level facility security clearance. Key Company managers have also been  granted secret level clearance ..

Construction Services

As noted above, Telesource has implemented a new strategy for the construction market. It will seek out business on its own and will also bid on projects under the JV with SHBC as well as other potential joint ventures.  When bidding with SHBC,  the Company will have the benefit of  SHBC’s experienced personnel and success in the construction industry. In both cases the Company will be employing its new systems for project management and controls, all designed to heighten the likelihood of success and profitability on our projects. Telesource has augmented its management team by hiring prominent construction industry professionals who have a proven track record of realizing a healthy profit on construction projects. Our future growth will be built on a solid foundation of transparency, customer satisfaction, stage of the art technology and always focused on making a fair profit..

As stated  TSI/SHBC JV has been awarded the contract to build a United States Embassy in Suva, Fiji. The Company has extensive experience in Fiji, primarily from building and operating power plants in the country. Through this experience it has developed a strong understanding of the economic and business climate and has developed strong relations with local businesses. Our experience in Fiji was very helpful in mobilizing and starting up the Embassy Project. The Department of State intends to build over 70 new embassies in the next 8 years and TSI/SHBC JV will continue to bid embassy work.  As noted above, the Company recently received secret facility clearance from the State Department which expands its market opportunities to include bids on and execution of secret classified projects.  All secret level classified embassy projects will be bid by the Company and not the TSI/SHBC JV.

Telesource has worked extensively with the United States Information Agency (previously known as Voice of America).  Along with our recent experience on the Suva U.S. Embassy project with the Overseas Buildings Office (OBO) the Company is now poised to take advantage of our ability to work with, understand and respond to complex US federal government contractual and regulatory requirements. These experiences have tremendously improved our identification of potential projects and the  technical proposal responses. The ability to competently and competitively respond to government-issued requests for proposals and to execute projects when awarded to the satisfaction of government contracting officers is a skill set that Telesource has now demonstrated on numerous projects.

The Company is employing state of the art management tools and technology to ensure that all risks inherent with the construction of complex buildings and structures is controlled and mitigated. It is the Company’s intention to continue to employ state-of-the art management practices and to employ the best project managers and superintendants resulting in producing the most value possible on our customer’s projects.

Telesource may pursue opportunities at the municipal and state levels. We may consider international projects but we will be extremely selective and only do so when the customer is very creditworthy and meets certain Company-established criteria. The Company may also bid on US based non-government projects if the customers are creditworthy and the projects meet the Company’s financial pre-requisites and conditions.

Although our focus over the past years has been on the international markets, the Company intends to pursue US federal government projects located  in the continental United States. In furtherance of this effort the Company is developing a strategy to secure and expand its bonding capacity. By extinguishing over $10.0 million of debt in 2007 the Company has taken a major step in enhancing its financial strength and hence its standing with the surety markets.

Active Construction Projects and Services

As noted earlier, the TSI/SHBC JV was awarded the contract to build the new United States Embassy in Fiji in November of 2006. This contract is a design-build contract valued at $42.6 million.  As of December 31, 2007, the project was 27% completed.   The project is forecasted to be completed in March of 2009.

US Federal Government Construction Business Opportunity

The Company’s future strategy is to pursue design-build projects with five government agencies. We will also consider public private partnerships and enhanced-use land opportunities where feasible and within our core capabilities. The following factors make the US federal government construction business a worthwhile opportunity.

•                  Design-Build is becoming more prevalent. U.S. government agencies like a design-build project’s ability to speed up the construction process. Overseas Buildings Operations (OBO) is trying to move to a “true” design-build delivery method for its embassy projects by providing the building team a standard design that equals approved construction documents.

•                  The government is shifting more functions and responsibilities to the private sector. The Office of Management and the Budget encourages agencies to consider privatizing services. The military services are privatizing family housing on bases as part of an effort to upgrade the quality of life for service members. With the success of privatized residential construction, the military is currently considering privatizing base construction in the future.

•                  Aging government buildings are creating increased construction opportunities. The GSA, DOD, DOS and VA all have significant renovation programs. The programs are in place to rehabilitate buildings that are currently out-of-date or are in need of upgrades.

•                  The desire for increased speed and efficiency has led to the development of standardized building programs. The DOS has had success using standard designs in the construction of international embassies. Its performance ratings indicate that the agency’s efforts in standardization and productivity are well-received, resulting in further funding and increased construction spending for the agency through 2012.

•                  Construction spending across the five identified federal agencies increased $2.73 billion between FY 2003 and FY 2007.

•                  In 2007, more than $10.9 billion was awarded for federal construction projects of $1 million or more. The Department of Defense represents the lion’s share; its construction projects alone account for 75% of the total.

Selected Agency Profiles

The Company believes their greatest opportunities are with the Department of State and the Department of Defense.  However, there are a total of five Agencies that may offer a potential market forTelesource. These are:

Department of Defense (includes USACE)

General Services Administration

Department of Justice (includes FBOP)

Department of State (includes OBO)

Department of Veterans Affairs

The Department of Defense

The Department of Defense has the most construction expenditures of all agencies observed in this report. The construction budget between 2003 and 2007 totaled $50 billion and had a 20% compound annual growth rate for the period (taken from the Federal Budget Authority, 2009). In 2008, the department’s construction budget is $21.2 billion, a 34% increase over the 2007 budget due to new construction requirements. The proposed budget for 2009 requests $22.6 billion, a 7% increase over the 2008 budget. Construction spending over the two-year 2008 and 2009 period could potentially approximate $43.9 billion.

Construction Spending History and Forecast

Historical and forecasted construction spending shows large annual increases for the 15-year 1998-2012 period, with significant increases in the 2008-2012 period. During the period, annual spending grows from $6.2 billion to approximately $32 billion with a CAGR of 12%. By the end of 2011, the Army, the largest military division of the DOD, plans to re-station one-third of its active global personnel. This effort will affect nearly 400,000 people at more than 300 locations. Construction spending for the Army is reported to be an estimated $66.4 billion though 2013 with 743 projects.

General Services Administration

Facilities and Construction Program Overview

•                  The U.S. General Services Administration helps federal agencies better serve the public by offering workplaces, consulting services, acquisition services and management policies.

GSA is in charge of maintaining the Federal Building Fund, which provides capital for expenses in operating, maintaining and constructing federal buildings. The GSA’s Public Building Service (PBS) is the largest public real estate organization in the United States. The PBS’s mission is “To provide superior workplaces for federal customer agencies at good economies to the American taxpayer.” The GSA 2008 construction budget as noted by the Federal Budget Authority is $76 million; however, expenses on the construction and acquisition of facilities are expected to reach an estimated $1.2 billion as a result of several large upcoming new construction projects.

The largest portion (46%) of the GSA’s construction spending is in public buildings, which would include the majority of the government’s office buildings and courthouses.

Construction Spending History and Forecast

In the last ten years, construction spending at the GSA has more than doubled. Contract spending in 1998 was $204 million and contract spending in 2007 was $564 million. The GSA currently has a strong backlog of planned projects as seen in the table in the Facilities and Construction Program Overview section.

Department of Justice (Including Federal Bureau of Prisons)

Facilities and Construction Program Overview

The Department of Justice (DOJ) has $563 million available for its FY 2008 construction programs. The FY 2009 President’s Budget requests an additional $139 million, for a combined construction-funding total of more than $700 million during the next two fiscal years.  The proposed FY 2009 President’s Budget has $96 million allocated for the Bureau of Prisons (BOP) buildings and facilities, which is a 74% decrease from $373 million in FY 2008. The Department’s remaining construction funding will be primarily allocated to the Federal Bureau of Investigation (FBI) as well as the Drug Enforcement Administration (DEA) and several department offices.

Construction Spending History and Forecast

Following two years of record-high construction, totaling over $1 billion, spending for the DOJ  will decrease to $141 million per year through 2012. In 2007, several large DOJ construction contracts, with an average value of more than $180 million were awarded. These three projects represented 97% of the agency’s total construction contracts value in 2007. While projects greater than $20 million totaled $541 million in 2007, the previous three years’ projects of this magnitude totaled

$119 million.  Since 2003, the annual number of DOJ projects less than $10 million has been at least 75% of the total number of awarded contracts.  Penal facilities represented more than 90% of awarded DOJ construction contracts.

Department of State (Including Overseas Buildings Operations)

Facilities and Construction Program Overview

The Department of State (DOS) has $1.67 billion available for its FY 2008 construction programs, and the FY 2009 President’s Budget requested an additional $1.83 billion, an increase of 22% over FY 2007. The Bureau of Overseas Buildings Operations (OBO) will use nearly 98% of the requested amount for embassy security, construction and maintenance. The International Boundary and Water Commission (IBWC) will use the remaining $40 million in requested construction funding.

More than 80,000 United States government employees from 30 agencies at more than 265 posts and their families depend on the facilities support provided by OBO. As a direct result of OBO’s performance, more than 4,900 overseas employees were moved into safer, more secure facilities in 2007, bringing the total number to more than 16,000 since the year 2000. Since 2001, OBO has delivered a total of 55 new facilities and has an additional 34 under design or construction, totaling more than $4 billion. The FY 2006-2011 Long-Range Overseas Building Plan includes 76 New Embassy Compound (NEC) projects worth $6.5 billion.

Construction Spending History and Forecast

Exhibit 34 shows that DOS construction spending will increase 277% between 2006 and 2012. This growth is a result of six consecutive years of increased construction spending. Driving this increase is the construction of new embassies. The agency’s Long-Range Overseas Building Plan includes more than 75 NEC projects worth $6.5 billion. Over the next two years, 20 new facilities are planned for construction worldwide.

Department of Veterans Affairs

Facilities and Construction Program Overview

The Department of Veterans Affairs (VA) has undergone a profound transformation in the delivery of its health care over the last two decades and has moved from a hospital-driven health care system to an integrated delivery system that emphasizes a full continuum of care. New technology and treatment modalities have altered how and where care is provided, with a considerable shift from inpatient to outpatient services. The Veterans Health Administration’s (VHA) infrastructure was designed and built decades ago, under a different concept of health care delivery. Capital Asset Realignment for Enhanced Services (CARES) is a comprehensive, system wide approach to, and ongoing process for, identifying the demand for VA care and projecting into the future the appropriate function, size and location for VA facilities. Since the VHA’s capital assets often do not fully align with current health care needs for optimal efficiency and access, the capital investment needs are vast. Nearly 75% of the FY 2009 President’s Budget request for the VA is allocated to the VHA.

Construction Spending History and Forecast

VA construction spending has been very inconsistent since 2004 with several peaks and valleys. This trend should continue through 2012 with a low of $389 million in 2008 and a high of $551 million in 2011. The building of hospitals and their associated facilities drives the VA’s construction spending. These two groupings typically represent more than 70% of the agency’s construction projects, as shown in exhibit 46.

Third-Party Financing and EUL Overview

Third-Party Financing Involvement in Federal Projects

Rather than relying on regular appropriations or other forms of federal financing, agencies have arranged for third-party financing (or Public-Private Partnerships) of various federal projects. Projects include housing on military bases, government office buildings and electrical power facilities. Federal agencies arrange this financing through long-term commitments to use the facilities. From 1998 through 2005, the Congressional Budget Office estimates that third parties have borrowed approximately $12 billion in PPPs to fund federal projects.

Federal funding for these projects is primarily driven by the income that would be generated by the building’s operation, which usually comes from federal spending. Assurance of future cash flows from the government is important, and investors would need to carefully look at the use agreements in place when a project is approved to determine if the income will cover its costs. For most third party financed projects done so far, the government is the only dominant source of capital. Financial considerations follow historical trends in funding levels as well as other management actions and collateral agreements. Projects completed to-date have been rated as investment grade suggesting that sponsors have given lenders good proof that the government will pay for the projects.

One common use of third party financing is military housing by the DOD. The DOD has raised about $6 billion since 1996 in constructing and renovating housing on military bases. Although private companies build and manage the houses, the DOD chooses the developers and managers of the projects, sets the guidelines for construction and operations, controls the assets and is the source of capital backing. In addition, the developer can not use the property as a source of collateral for other debt or sell its interest in the project without governmental approval. The government controls the cash flows, who is eligible to rent the house and how much they can be charged. However, it also ensures that most of the project’s income will come from funds paid to the military personnel.

Enhanced-Use Leasing Involvement in Federal Projects

Enhanced-Use Lease (EUL) is a method for funding construction or renovations on military property by allowing a private developer to lease underutilized property, with rent paid by the developer in the form of cash in-kind services. Since the agency can issue enhanced use leases only on land that is excess to their needs, the improvements must not be directly tied to any programmatic requirements of the installation. The Department of Defense (DOD) and the Veterans Administration use EULs. Temporary authority has also been given to the U.S. General Services Administration and the National Aeronautics and Space Administration. EUL authority is derived from Congress and is specific to each agency.

EULs are becoming a very popular tool for the DOD to accommodate the realignment of military functions under BRAC. Currently, there are more than 30 projects on the U.S. Army’s EUL project list, including Redstone Arsenal in Huntsville, Alabama. It remains to be seen whether this form of privatization will create increased financial, security or environmental risks. Legal complications that have emerged include how EUL-encumbered property will be handled when an installation is targeted for closure under BRAC (e.g., Building 40 at Walter Reed Hospital).

Energy Business

Telesource’s energy business has historically been focused on building and operating fossil fuel  power generation plants. We have designed and built and now operate and maintain on a 20 year contract a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20 year contract basis, two separate plants with a total output of 78 MW. Looking forward, there is no doubt that the world needs less fossil fuel based power output and more renewable and clean energy. As an IPP, Telesource may well expand on its fossil fuel portfolio, when customer demand dictates, but we are committed to pursuing clean and renewable energy projects.

The Company is uniquely situated to bring state of the art construction and design capabilities to its power generation/utility customers. As a potential stake holder in BOOT or IPP power contracts, Telesource would be involved not only on the operations and financial side of projects, but also in constructing the power plants thereby giving us a vested interest to ensure that the power facilities are built under the most stringent and highest international standards.  We believe that this approach will be very appealing to our customers and will give Telesource a competitive advantage.

Telesource has had longstanding financial relationships with many international banks and equity investors. We feel confident in our ability to raise the required equity and project financing necessary to pursue financially sound and bankable  energy projects .

Current Energy Business

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of two diesel power plants with generation capacity of 78 MW. The two power plants are located in Kinoya and Vuda, Fiji. In 2006, the Company negotiated a revised contract to manage a new power plant in Kinoya and is responsible for managing the new Caterpillar engines in the  power plant and will receive additional fees for providing these services.  In addition, the Company also negotiated to receive increased fees for the conversion of certain of the engines to Heavy Fuel Oil (HFO).  Furthermore, the Company has expanded its operations and receives fees for the maintenance on transmission and distribution lines in certain regions of Fiji.

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

Change Order No. 3 requires Telesource to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2007. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that will have a immaterial effect on the remaining cost to complete the upgrade. The Company has completed the upgrade in 2007 however some minor additional costs not to exceed $25,000 may be incurred.

Future Energy Opportunities

Based on previous experience, extensive research and  basic knowledge of the energy markets,  management believes there will be a growing demand for power around the world.  While competition and deregulation could limit the market potential and opportunities for Telesource, there is no question that demand will continue to increase for the foreseeable future. In the

U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. Our focus will be on small power plants with generating capacity of less than 50 MW. This will ensure that regulatory and environmental risks associated with larger plants are mitigated and controlled.

Market

Broad market - North America

According to the Energy Policy Act of 2001, energy usage in the United States will increase at the rate of 1.5% per year from 2000 to 2020. This is projected to occur while energy production remains relatively constant. This fact alone helps to explain rising costs for energy in any form. More efficient use of energy and better control of it has moderated the effect of rising costs of energy.

In the industrialized world, electricity consumption is expected to grow at a more modest pace.  Slower population and economic growth, along with the market saturation and gains from more efficient electrical drives and appliances help to explain expected slower growth of electricity use (in the range of 1.5% to 2.5%) although growing computer usage and the introduction of new electrical entertainment devices could accelerate that trend.

While the United States, like Europe, represents a mature market for electric power, the generation and distribution assets are aging, and growth has occurred in geographic areas that the supporters of national grid did not anticipate. Further, planning, approval, and financing of large electric power generation plants have become very difficult whether the technology employed is nuclear, coal-fired, or gas-fired.

It often takes many years to bring a large plant on stream, and by then the assumptions that were used to support its development are frequently obsolete. That is especially the case with coal fired plants at this time. The Company will pursue smaller projects based on technologies that can be planned and brought to service in a much shorter time.

Over 50% of electrical power is currently obtained from large, pollution-intensive central generating plants. Large new or replacement plants are hard to permit, costly to build, and represent technologies that are becoming obsolete or have image problems to overcome, such as with coal-based or nuclear technologies.

Thermal efficiencies (use of the heat contained in the fuel consumed) of such plants are approximately 30-35%. But such plants and similar new ones will continue to provide the vast majority of electric power in North America in the next decade and beyond. Power from these plants is diminished by high losses of electrical power when it is transmitted over great distances to remote loads. Still, transmission lines must be sized to accommodate peak requirements of demand.

Over the past 10 to 15 years, as demand has grown, improvements in generating and control technologies have resurrected an old market called DGCHP. Distributed generation (DG) makes and uses electrical power near to the load. Combined heat and power (CHP) makes better use of heat that is wasted by inefficient generating and transmission assets.

According to the U.S. Energy Information Administration Energy Outlook for 2008, Cumulative Unplanned Additions to Distributed Generation from 2008 to 2030 amounts to 197.2 gigawatts (or 197200 MW). If the average size of new plant was 10 MW each, that represents 19,720 new plants to be brought online over the next 22 years.

These plants are in addition to larger coal fired, nuclear, and renewable fuel plants also to be needed over the same period, per this same report. These plants represent application of existing proven technologies such as gas-fueled combustion turbines, reciprocating engine driven generation, wind farms, and more advanced cutting edge technologies such as fuel cells.

Such projects are usually used for both “peak shaving” and base load applications.  Peak shaving facilities are used to moderate the highest unit costs charged by traditional utilities during times of high demand, while base loaded plants are used to supply power on continuous bases.

These plants represent application of existing proven technologies such as gas-fueled combustion turbines, reciprocating engine driven generation, wind farms, and more advanced cutting edge technologies such as fuel cells. Such projects are planned to be used for both “peak shaving” and base load applications.

Growth in this market will not replace very large projects (over 100MW), but will bring these resources on line much more quickly and require much less capital exposure than the very large projects. Some very large coal-fueled and nuclear projects have been delayed for a wide variety of reasons — some economic, some having to do with permitting resistance, and some having to do with real or perceived potential for adding to pollution. Delays of these large projects only help smaller DGCHP projects progress.

The large, central, monopoly based business is being reconsidered by not only environmentalists, but by owners and communities interested in reliability of available power and greater control over their energy costs. That is the potential client and market that the Company intends to address. In addressing this market the Company will reply on proven technologies with a focus on renewable green energy.

In North America, along with other industrialized regions, certain industries require around-the-clock certainty of electric power. In the event of a large scale loss of electric power, as has happened in recent years in North America, these industries can experience significant economic loss.  Depending on the industry, the timing, and duration of electric power loss involved, these economic losses can amount to millions of dollars per facility.

For many of these industries, reliability and availability of electric power can be as important if not more important than actual cost savings over the prices paid for power to traditional utilities.  An added attraction for owners and power developers is that the distributed generation facility itself can represent a captive market that does not have to compete with other customers for access to sometimes overcrowded transmission assets.  Many of these facilities consume large amounts of both electric power and conventional heat energy from hydrocarbon fuels such as natural gas.  Heat energy is used for steam production at various pressures to support manufacturing processes.  These plants often purchase and consume 1 to 10 MW of power in addition to the natural gas used for process steam generation.

If the heat energy can be used to generate electric power as well as supply process steam, there may be an advantage to considering co-generation.  Such opportunities represent a strong population of potential projects based on process economies that make better use of the energy the plant currently consumes.

In North America, some smaller communities, such as small towns and counties, purchase electric power on a wholesale basis from traditional electric utility firms.  They supply their populations, as retail customers, with electric power.  Recently, some of these communities have experienced substantial cost increases for their purchased wholesale electric power.

Some of these communities are now actively exploring generation of their own electric power in lieu of purchasing it wholesale from traditional large utilities.  This approach to energy supply is especially attractive to those communities that own their distribution asset, and do not have to pay a fee to transmission and distribution companies that frequently are associated with large generating companies.

However, these same communities may lack the financial muscle to put distributed generation in place. Those situations where the local governments lack the up-front funding to build the additional power plants represent an opportunity for a resourceful developer to find alternative solutions to execution of the project That might include Telesource offering to locate the needed project financing in return for the overall program management of the project.

After carefully screening such opportunities, Telesource may consider offering “Build-Own-Operate-Transfer” (BOOT) services to such customers.  These services were previously available only to the large traditional utilities, and the providers of such services have traditionally been very large engineering and construction firms.

Few of the large engineering and construction firms are interested in projects of less than 100 megawatts in size, and are not eager to alienate large utility customers by assisting with an approach that can dilute the utility’s market. But without the additional energy, Telesource believes that many of the infrastructure upgrades envisioned by local governments, such as potable water supply and treatment, wastewater treatment, and communications infrastructure will be unable to occur.

In Telesource’s experience, in return for securing project financing in a manner similar to that obtained for the project in the Commonwealth of the Northern Mariana Islands, local governments will be willing to enter into contracts which guarantee Telesource a minimum amount of power consumption, coupled with long-term operation and maintenance contracts.

International Market

While the Company’s focus will be on the North American market, we will consider international projects that meet our strict project financial and risk profiles or pre-conditions.

The most rapid expansion in electricity use is expected for developing countries in Asia, Central and South America, and other less-developed regions. According to estimates from the Energy Statistics Yearbook published by ENERDATA 2007, these regions are estimated to grow annually at rates exceeding 3.5 percent between 1999 and 2020.

Telesource has an international presence through its construction business and existing power facilities.  We also have strong alliances and strategic partners in various parts of the world.  Our partners and affiliations include equipment manufacturers, financial institutions, existing customers and investors.

The world electricity demand is expected to grow at a rate upwards of 2.0% per annum, from 16 trillion kilowatt-hours in 2004 to 30 trillion kilowatt-hours in 2030. As expected most of this growth will take place in the developing world. The biggest growth is expected in Asia followed by Africa. Central/ South America and Middle East regions follow next. In developed regions North America is expected to have a higher growth as compared to Europe. The growth in non-OECD countries is expected to be three times faster than OECD countries.

World Energy Council had projected an investment requirement of $11 trillion in electricity generation and distribution sector in the period 2005-2030 with generation accounting for 46% of the same. Private participation is a must to ensure such huge investments. Those situations where the local governments lack the up-front funding to build the additional smaller power plants will represent an opportunity for Telesource to find alternative solutions locating the needed project financing. However lack of legislative frame work, political will, subsidized electricity rates and transparency particularly in developing and under-developed countries are some of the key impediments to private sector investment in the electrical power sector.

Electricity generation projects have a long gestation period from concept to bid stage. Market intelligence regarding upcoming opportunities, well in advance of an RFP being issued is necessary. The companies and equipment manufacturers active in a particular country are the first to know about an upcoming or prospective opportunity giving them a head start in evaluating the project, assembling the right team and ultimately preparing the winning proposal once the RFP documents are issued. At times it allows them to provide input to the RFP development process itself.

The big developers are only interested in large power plant projects. These large plants have large risks. Telesource plans to actively seek business in 10-50MW range conventional oil / gas power plants and renewables based plants by way of Build-Own-Operate (BOO) or Build-Own-Operate-Transfer (BOOT) schemes, with minimum take or pay guarantees, based on recourse project financing. To this end Telesource is looking at having strategic business alliances with equipment manufacturers for locating and developing bankable power generation projects.

Technologies

Telesource envisions the application of any or all the available technologies in its projects. There will be no wedding of DGCHP projects to any technology that will put economic or technological constraints on proposal presentation or project development. That being said, financial viability combined with the most appropriate technology will be a primary test for project viability in this marketing effort.

A wide variety of technologies are available for use in DGCHP projects. The technologies fall into two main categories, older proven technologies and newer sometimes cutting edge technologies that may or may not be widely accepted in future power generation applications.

Older technologies usually require less initial capital outlay, and are generally more readily available in the marketplace. Operational data is more readily available for proven technologies as well.

Some older proven technologies such as reciprocating engines are of the type used worldwide for nearly 100 years to power vehicles, construction equipment, pumping equipment, generators, and a multitude of other applications. There are many manufacturers of these engines, and in the market for the lower end of electric power generating capacity, 1 to 10 MW, they may be the most useful.

They have been proven by decades of reliable service, and have been adapted to many hydrocarbon fuels. These technologies may find a very good application for such renewable fuels as bio-diesel.

Other older technologies that have an updated twist are wind powered generators. These applications may be suitable for sale of power to the grid since fuel is not a consideration, and power generation may be very competitive with the largest hydrocarbon powered plants.

However, these technologies are disadvantaged by having an intermittent energy source, and therefore may not be the most useful technology for applications that require around-the-clock power supply. Further, they are not especially useful for combined heat and power applications that such markets as hotels, hospitals, and certain industries may find most beneficial.

Sales and Marketing Strategies

The Company is primarily interested in government-funded and government-sponsored construction and power  projects    Due to the nature of these projects they often are obtained through a public bid process.  In obtaining contracts:

•                  Telesource reviews market trends in the geographic locations it presently operates, or where it wishes to expand Telesource’s research also includes analyzing numerous government documents and reviewing previous and current international tenders and requests for proposals..

•                  Telesource utilizes its relationships with industry specialists and equipment manufacturers, including consultants who have experience and have been in their respective industries for a long period of time.

•                  Telesource is actively involved in public relations with the governments and agencies that might contract for Telesource’s services. Much of this effort is informational and intelligence gathering, learning the specific needs of each governmental agency while at the same time explaining what services Telesource has to offer.

•                  Telesource has created and provides to potential clients a survey to help governmental agencies evaluate whether Telesource’s resources and services might be more efficient and cost-effective than their current system.

Competition

The population and composition of the competition has created a fragmented market. Aggregators and brokers of electric power and natural gas seek profits from that portion of the commodity price structure that can be brokered. Utilities with an interest in maintaining their customer base will often discount to large customers such as oil refiners. Equipment suppliers bring innovative lease financing that supports sales of their equipment. Creating a complete development package that addresses this fragmentation of revenue and profit is challenging.

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

Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry. Many of the companies competing in this market have substantially greater resources. Telesource believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Telesource to continue to compete effectively in the development market if and when opportunities arise. Presently, Telesource believes there are a number of opportunities for project development  similar to those previously developed by Telesource.

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

Customer Dependence

Telesource depends on two customers, CUC and FEA, for power-generation revenues. The loss of either single customer would have a material adverse impact on the company’s financial performance. Together, CUC and FEA represent 24.2% of Telesource’s total revenues of $16.7 million. Revenues from CUC totaled $925,784 or 22.9% of combined power generation revenues whereas FEA totaled $3,115,072 or 77.1% of combined power generation revenues.

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

Environmental Regulation

Telesource’s projects are subject to regulation under federal, foreign and local environmental laws and regulations and must also comply with the applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal and local agencies. As regulations are enacted or adopted in any of these jurisdictions, Telesource cannot predict the effect of compliance therewith on its business. Telesource’s failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, Telesource’s operating facilities may be forced to shut down until the instances of non-compliance are corrected. Telesource is responsible for ensuring compliance of its facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Insurance and Bonding

Telesource maintains general and excess liability, construction equipment, and workers’ compensation insurance: all in amounts consistent with industry practices. Telesource believes its insurance programs are adequate subject to deductibles some of which are approximately $800,000.

TSI/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York. The total of these stand-by letters of credit are $21.5 million.

Employees

As of December 31, 2007, Telesource employed 145 people, consisting of 14 managers, 21 engineers and technicians, 24 support staff and 86 hourly employees. All of Telesource’s employees are non-union workers, although Telesource may employ union subcontractors from time to time.

Telesource’s non-engineering level employees are hourly workers, while its engineering and supervisory staffs are full-time employees on monthly salaries.

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

ITEM 2.          PROPERTIES

Telesource maintains leased office space and leases land for storage of construction equipment. In the corporate offices in Lombard, Illinois, Telesource has leased space through April 30, 2011. Telesource’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands is leased for a term which extended through December 2004 and is currently on a month-to-month renewal. In Fiji, Telesource’s power generation subsidiary is leasing office space for a three-year term ending December 31, 2009.  Management believes its existing arrangements for its office facilities and the condition of such facilities are adequate.

ITEM 3.          LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

In 1999, the Company was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007.  Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss this claim.

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported on Pink Sheets:

	HIGH	LOW
2007
First Quarter	1.10	1.05
Second Quarter	1.05	1.05
Third Quarter	1.05	1.05
Fourth Quarter	1.05	0.51

2006
First Quarter	0.25	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.25
Fourth Quarter	1.10	0.25

On the most recent trade date of December 27, 2007, the stock traded at $0.51 per share for 1,000 shares. The Company did not declare any dividends in 2006 or 2007.

HOLDERS. As of December 31, 2007, there were 185 shareholders of record.

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

	December 31, 2007		December 31, 2006
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	60,000		60,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2007, no options had been awarded under this plan.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities to SHBC in the following transactions during 2007:

•                  On February 1, 2007 we issued 310,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $155,000.

•                  On February 19, 2007 we issued 730,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $365,000.

•                  On April 10, 2007 we issued 530,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $265,000.

•                  On May 4, 2007 we issued 350,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $175,000.

•                  On June 6, 2007 we issued 1,348,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $674,000.

•                  On July 5, 2007 we issued 280,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $140,000.

•                  On September 5, 2007 we issued 410,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $205,000.

•                  On September 26, 2007 we issued 15,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $7,500,000.

•                  On October 8, 2007 we issued 510,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $255,000.

•                  On November 12, 2007 we issued 800,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $400,000.

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

HIGHLIGHTS

Revenues for the year ended December 31, 2007 were $ 16.7 million compared to $5.5 million for the year ended December 31, 2006.  Net loss to common stockholders was $2.9 million for 2007 compared to $3.5 million for 2006, a decrease of $0.6 million or 17.1%.  Basic and diluted net loss to common stockholders per share was $0.03 for 2007 compared to $0.04 per share for 2006.

Liquidity

As of December 31, 2007, the Company’s total assets exceeded total liabilities by $2.7 million.  This was a $8.5 million improvement over 2006.  The Company continues to rely on equity sales to SHBC to support its operations.  As of December 31, 2007 the Company had total outstanding debt of $4.6 million of which $2.2 million is due in 2008. As of December 31, 2007 the Company had an accumulated deficit of $65.8 million and total stockholders’ equity of $1.6 million.

The Company incurred operating losses of $2.2 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. The Company incurred net losses to common stockholders of $2.9 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively.

Cash provided by operating activities was $0.8 million in 2007 whereas cash used in operating activities was $1.3 million in  2006. Funds provided through financing activities representing either debt or common stock issuance amounted to $1.2 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

During 2006 management addressed operating and working capital deficits by working with its key investor, SHBC.  As reported in Item 5, herein, management raised $10.1 million in 2007 and $5.7 million in 2006 through the combination of short term debt and issuance of common stock.   The short term debt was converted into equity in December of 2006 subsequent to shareholder approval to increase the number of outstanding shares to 200,000,000.  The sales of common stock were made through private, unregistered sales of the Company’s securities.  The additional equity raised during 2007 was used to pay down debt and fund continuing operations.  Much of the debt obligations coming due during 2007 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.  These collections along with the additional equity and short term debt were sufficient to cover Telesource’s 2007 obligations.  Beyond the cash expected to be generated by the U.S. Embassy Project in Fiji the Company expects to  seek support from its principal stockholder, SHBC, on an as-needed basis only.   SHBC has signed a Stock Purchase Agreement that provides  a guarantee of $2.950 million cash infusion in 2008.  These funds would supplement cash needs arising from operational working capital shortages and debt repayment.  SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $4.6 million.

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

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: Construction, power generation  and trading. Revenue of the power generation segment includes sales-type lease revenues. The construction segment represents revenue from building a U.S. Embassy in Suva, Fiji. The power generation activities occurred in Fiji and the Commonwealth of Northern Mariana Islands, a U.S. territory, (“CNMI”).While trading activities occurred in the United States. Telesource is responsible for certain warranty work associated with the Adult Correctional Facility located in Saipan.

OVERVIEW

During 2007, total assets increased from 2006 by $1,977,312 due primarily to higher cash  ($1.8 million), accounts receivable ($0.9 million) and prepaid expenses and other current assets ($1.4 million) levels, partially offset by a decrease in the net investment in sales-type-lease ($2.4 million).  Changes in property, plant and equipment and other assets made up the remaining portion of the increase.  On a subsidiary level the U.S. Embassy Project generated the majority of the increase in cash ($3.2 million), accounts receivable ($1.3 million) and prepaid expenses and other current assets ($1.5 million), while the Corporate Office and TCNMI were net users of cash.  TCNMI reduced its receivable balance due to collections on delinquent balances from the Commonwealth Utility Corporation.  Net investment in sales-type lease was reduced through the normal amortization of the sale/leaseback amount related to the construction agreement of the Tinian power plant.

The Company’s vendor and related party payables increased by $1.7 million primarily due to the U.S. Embassy Project ($1.2 million) and higher balances maintained with CUC ($0.2 million) and SHBC ($0.3 million).  On the other hand, the Company reduced total debt by $10.0 million by extinguishing the loan with the Arab Banking Corporation ($7.5 million), the Bank of Hawaii ($300K) and the normal principal payments on the Commercial Bank of Kuwait loan ($2.2 million).  The cash for extinguishing the Arab Banking Corporation loan came from the proceeds of equity sales.  The sales of the securities were primarily to SHBC and their affiliates.

Total revenues increased in 2007 by $11.2 million.  This was solely due to the U.S. Embassy Project ($11.9 million), partially offset by a $0.7 million decrease in power generation revenues and a $0.2 million decrease in finance lease revenues.  A $0.1 million reduction in service fees made up the remaining offset.  The cost of revenues increased by $10,779,653 from 2006 levels attributed to the U.S. Embassy ($10.7 million) and the Fijian Transmission Distribution ($0.2 million) Projects, partially offset by lower power generation costs ($0.2 million).

Operating expenses increased by $0.4 million in 2007 due to higher salaries and related costs ($0.3 million) and general and administrative expenses ($0.1 million).

RESULTS OF OPERATIONS

Comparison of the twelve months ended December 31, 2007 and 2006

Construction Revenues – Construction revenues increased to $11.9 million in 2007 from $46,000 in 2006 due to the Company’s U.S. Embassy Project in Fiji.  Management’s efforts to implement its new joint-venturing strategy under the name of TSI/SHBC JV gave rise to a $42.6 construction project award in late November, 2006 from the Department of State to build the United States Embassy.  Revenue, including change orders are recognized on a percentage of completion method.  Change orders are only recognized when approved.

Service Fees – Power Generation Plant. Service fees – power generation plant decreased 15.3 % to $4.0 million in 2007 from $4.8 million in 2006. The $728K decrease in service fees – power generation plant is attributed to a reduction in diesel power demand in Fiji due to a greater reliance on hydro-generated power as a result of increased rainfalls throughout the year ($675K).  The decrease in Tinian ($53K) was due to a significant rate increases implemented during the prior year by the Commonwealth Utilities Corporation (the governing organization that controls utilities in Tinian) which continues to reduce demand for electricity, and, consequently, a decrease in power generation.

Service Fees – increased to $307K in 2007 from $67K in 2006 was primarily a result of additional workorders to repair and maintain transmission lines in our Fiji operations ($193K).  Fiji Electric Authority issues RFP’s for this work and awards the contracts to the lowest and most experienced bidders.  In addition, we also provide services to the Butoni Wind Farm operation.  These services are basically administrative in nature and contributed $46K to the increase.

Service Fees – related party – Service fees decreased to $5,962 in 2007 from $9,544 in 2006.  The decrease was due to a lower demand for TSI’s purchasing services in locating products to be used by SHBC, our primary customer for this line of revenue.

Other Income – represents rental income, which increased to $2,103 in 2007 from $956 in 2006 from slightly higher power generation equipment rentals.  This business is very erratic and is offered only to supplement our services to our major customers.

Finance Lease Revenues. Finance lease revenues decreased 34.1% to $0.4 million in 2007 from $0.6 million in 2006. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales-type-lease is fully amortized in March, 2009.

Expenses

Construction Costs – Total construction costs increased to $10.7 million in 2007 from $0 in 2006.  Construction costs are recorded upon completion of a service or receipt of goods.  All construction costs are related to the Fiji Embassy Project.  This increase resulted solely from the start of the U.S. Embassy project during 2007.

Operation and Maintenance Costs – Power Generation Plant - Operation and maintenance costs – power generation plant decreased 6.1% to $3.6 million in 2007 from $3.7 million in 2006.  The slight decrease was attributed to lower maintenance costs in Fiji on the G8 and G9 engines at Kinoya and on the G3 and G4 engines at Vuda.  Maintenance costs include items such as labor, engine parts and lubrication of the engines.  The lower costs were associated with the lower production levels as noted above in Service Fees – Power Generation Plant service fees.

Provision for Uncollectible Accounts – Provision for uncollectible accounts decreased to $29,496 in 2007 from $36,168 in 2006. The decrease in the 2007 expense was wholly related to TCNMI receivables from our primary customer the Commonwealth Utility Corporation.

Salaries and Employee Benefits – Salaries and employee benefits increased by $307K due to more personnel at Telesource’s Corporate Office and increases in salaries for existing management.  The addition of personnel included a General Counsel as well as positions in procurement, accounting, and administration.  These positions were added due in part to the U.S. Embassy project as well as the Company’s strategy to improve systems, develop new procedures and controls for expected future growth.

Occupancy and Equipment – Occupancy and equipment expenses decreased $2K to $219K in 2007 from $221K in 2006. The decrease resulted from the net affect of no lease expenses for the first four months of 2007 offset by the increase in the monthly rent at the Corporate Office in Lombard, Illinois.  The increase in Lombard rent was due to increasing the space for the new hires.  In addition, the Company has leased new space in Fiji for the some of the administrative staff related to our power operations.

General and Administrative Expenses – General and administrative expenses increased 5.5% to $2.7 million in 2007 from $2.6 million in 2006, mostly due to an increase in the accrual for Koblerville, partially offset by lower travel ($100K), insurance ($50K), miscellaneous taxes ($40K) and postage and shipping  ($40K) expenses.

Other income/ (expense) – Net other expense decreased to $405K in 2007 from $870K in 2006 due primarily to lower interest expense resulting from  extinguishing  the Arab Banking Corporation and Bank of Hawaii loans.  Also contributing to the decrease was a reduction on gain/(losses) on the sales of fixed assets in the TCNMI subsidiary ($128K).  Partially offsetting this decrease was foreign exchange gains related to the U.S. embassy project in Fiji.

Income Tax Expense – Telesource recognized an income tax provision of $301,355 in 2007 down from $464,565 in 2006, the result of lower before tax income in the Fijian operation.  Telesource had net operating loss carry forwards for U.S. purposes of approximately $15 million and $13 million at December 31, 2007 and 2006, respectively.  The Company has approximately $41 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

SUBSEQUENT EVENTS

The Company issued unregistered securities to SHBC in the following transactions subsequent to December 31, 2007:

•                  On January 7, 2008 we issued 2,950,000 shares of common stock for $1,475,000.

•                  On February 1, 2008 we issued 600,000 shares of common stock  for $300,000.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Telesource International, Inc.
Lombard, Illinois

We have audited the accompanying balance sheets of Telesource International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As discussed in Note 2 and 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of January 1, 2007 in connection with its foreign currency forward contracts.

L J Soldinger Associates, LLC

Deer Park, Illinois
March 21, 2008

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

Assets	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$4,032,631	$2,194,207
Accounts receivable less allowance for doubtful accounts of $91,841 at December 31, 2007 and $62,345 at December 31, 2006	2,129,419	1,226,912
Accounts receivable – related party	—	2,582
Current portion of net investment in sales-type lease	2,583,819	2,352,864
Inventories – Engine Components	1,091,870	1,117,723
Prepaid expenses and other current assets	2,021,013	546,191
Total current assets	11,858,752	7,440,479
Net investment in sales-type lease – long term	454,651	3,038,470
Property, plant, and equipment, net	623,304	553,016
Other assets	111,904	39,334
Total assets	$13,048,611	$11,071,299

Liabilities and Stockholders’ Equity/(Deficit)

Current liabilities:
Current portion of long-term debt	$2,197,497	$2,513,107
Accounts payable	1,952,349	484,701
Accounts payable – related party	504,332	212,974
Accrued expenses	1,975,312	1,544,082
Other current liabilities	—	10,110
Billings in excess of costs and estimated earnings	1,325,384	—
Total current liabilities	7,954,874	4,764,974

Long-term debt	2,424,994	12,117,289
Total liabilities	10,379,868	16,882,263

Minority interest	1,112,757	—

Commitments and Contingencies

Stockholders’ equity/(deficit):
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at December 31, 2007 and December 31, 2006.
Common stock, $0.01 par value. Authorized 200,000,000 shares, 125,335,661 issued at December 31, 2007 and 105,067,661 issued at December 31, 2006.	1,253,357	1,050,677
Additional paid-in capital	65,981,965	56,050,645
Accumulated deficit	(65,829,850)	(62,920,570)
Accumulated comprehensive income (loss)	150,514	8,284
Total stockholders’ equity/(deficit)	1,555,986	(5,810,964)

Total liabilities, minority interest and stockholders’ equity/(deficit)	$13,048,611	$11,071,299

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007 and 2006

	2007	2006
Revenues:
Construction revenues	$11,918,054	$46,000
Service fees	307,172	66,825
Service fees – power generation plant	4,040,856	4,769,011
Service fees – related party	5,962	9,544
Finance lease revenue	407,136	617,448
Other revenue	2,103	956
Gross revenues	16,681,283	5,509,784
Costs and expenses:
Construction costs	10,398,833	—
Construction costs – related party	311,269	—
Operation and maintenance costs – power generation plant	3,552,955	3,729,472
Costs of service	404,258	151,518
Provision for unbilled and uncollected accounts	29,496	36,168
Cost of revenues	14,696,811	3,917,158
Gross profit	1,984,472	1,592,626
Operating expenses:
Salaries and employee benefits	1,255,324	948,325
Occupancy and equipment	218,967	220,726
General and administrative	2,700,322	2,560,676
Total operating expenses	4,174,613	3,729,727
Operating (loss)	(2,190,141)	(2,137,101)
Other income (expense):
Interest expense	(914,658)	(1,304,840)
Foreign exchange gain/(loss)	243,178	—
Other income/(expense), net	266,353	434,687
Total other expense	(405,127)	(870,153)

Loss before income taxes and minority interest	(2,595,268)	(3,007,254)
Income tax expense	301,335	464,565

Net loss to common stockholders before minority interest	(2,896,603)	(3,471,819)
Minority interest	12,677	—

Net loss to common stockholders after minority interest	$(2,909,280)	$(3,471,819)

Basic and diluted net loss per share	$(0.03)	$(0.04)
Weighted average shares outstanding	111,801,721	93,501,812

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

Years ended December 31, 2007 and 2006

	Common stock		Additional			Accumulated	Total
		Par	paid-in	Accumulated	Comprehensive	comprehensive	stockholders’
	Shares	value	capital	deficit	loss	income (loss)	deficit
Balance at December 31, 2005	93,438,140	$934,381	$50,352,181	$(59,448,751)		$(81,528)	$(8,243,717)

Sale of common stock – 3,350,000 shares at $0.50 per share	3,350,000	33,500	1,641,500	—	—	—	1,675,000
Conversion of debt into common stock 8,279,521 shares at $0.50 per share	8,279,521	82,796	4,056,964	—	—	—	4,139,760
Net loss	—	—	—	(3,471,819)	(3,471,819)	—	(3,471,819)

Foreign currency translation adjustment	—	—	—	—	89,812	89,812	89,812
Comprehensive loss					$(3,382,007)
Total	11,629,521	116,296	5,698,464	(3,471,819)		89,812	2,432,753

Balance at December 31, 2006	105,067,661	$1,050,677	$56,050,645	$(62,920,570)		$8,284	$(5,810,964)

Sale of common stock at $0.50 per share	20,268,000	202,680	9,931,320	—	—	—	10,134,000
Net loss	—	—	—	(2,909,280)	(2,909,280)	—	(2,909,280)
Foreign currency translation adjustment					142,230	142,230	142,230
Comprehensive loss	—	—	—	—	$(2,767,050)	—	—
Total	20,268,000	202,680	9,931,320	(2,909,280)		142,230	7,366,950

Balance at December 31, 2007	125,335,661	$1,253,357	$65,981,965	$(65,829,850)		$150,514	$1,555,986

See accompanying notes to consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,909,280)	$(3,471,819)
Adjustments to reconcile net loss to net cash used in operating activities:
cash used in operating activities:
Depreciation	260,201	203,735
Gain on sale or disposal of fixed assets	(37,404)	(166,824)
Interest expense paid through issuance of common stock	—	147,760
Provision for unbilled and uncollected accounts	29,496	36,168
Minority interest	12,677	—
Changes in assets and liabilities:
Accounts Receivable	(906,095)	758,056
Accounts Receivable - related party	2,582	7,815
Prepaid expenses and other current assets	(1,351,596)	(343,403)
Net investment in sales-type lease	2,352,864	2,142,553
Other assets	(70,288)	3,022
Accounts payable	1,424,355	(565,872)
Accounts payable - related party	291,358	78,636
Accrued expenses	397,620	(130,837)
Billings in excess of cost and estimated earnings	1,325,384	—
Other liabilities	(10,110)	(12,629)
Net cash used in operating activities	811,764	(1,313,639)

Proceeds from sale of equipment	44,500	391,282
Capital expenditures	(311,280)	(288,646)
Net cash provided by (used in) investing activities	(266,780)	102,636
Cash flows from financing activities:
Payments of short-term debt	(398,123)	—
Proceeds from borrowings - related party	—	3,992,000
Principal payments on borrowings - related party	—	—
Payments of long-term debt	(9,616,413)	(2,829,546)
Proceeds from sale of common stock	10,134,000	1,675,000
Capital contributions from minority interest holders	1,100,080	—
Net cash provided by financing activities	1,219,544	2,837,454

Effect of exchange rate changes on cash	73,896	89,812
Net increase in cash and cash equivalents	1,838,424	1,716,263
Cash and cash equivalents at beginning of period	2,194,207	477,944
Cash and cash equivalents at end of period	$4,032,631	$2,194,207
Supplemental disclosure:
Cash paid during the year for interest	$873,970	$1,268,610
Cash paid during the year for income taxes	423,580	118,186

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     Background

Telesource International, Inc. (“Telesource” or the “Company”) was incorporated in Delaware in 1994. Telesource was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource entered into contracts as an international engineering and construction company for various projects including airport runways as well as moving large radio broadcast towers. In addition, Telesource also constructed and manages the operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. In addition, it bids on construction projects with its joint venture partner, SHBC under the name, Telesource International, Inc./Sayed Hamid Behbehani & Sons, Co., Joint Venture, LP (“TSI/SHBC JV”). TSI/SHBC JV was awarded a $42.6 million contract in November, 2006 to build a United States Embassy in Suva, Fiji. Construction was in process during 2007.

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

(b)                      Liquidity

The Company has been experiencing recurring losses and negative cash flows from operations and prior to the current year, working capital deficits.  The Company plans to raise approximately $2.950 million of funding from its principal shareholder, SHBC in 2008 to cover planned operating deficits in 2008. SHBC related companies have signed a Stock Purchase Agreement that commits to purchasing $2.950 million of equity shares during 2008. The Company received $2.6 and $4.0 million in equity infusion from SHBC related companies in 2007 and 2006, respectively. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has implemented new marketing and sales plans as well as improvements in the systems and controls.  Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, debt repayment, and business expansion as may be required. SHBC has continued its support of the Company.

The company entered into a Joint Venture Agreement with SHBC during 2006. Telesource International Inc. is the General Partner and is expected to allocate profits/losses to the Company and SHBC on a 99% to 1% basis, respectively. SHBC has provided a stand by letter of credit in the amount of $21.5 million for the performance bond requirements of the $42 million embassy project in Fiji.

As of December 31, 2007, the Company’s total assets exceeded its total liabilities by $2.7 million. The Company relies heavily on financing its principal investors, SHBC to support its operations. As of December 31, 2007 the Company had total outstanding debt of $4.6 million of which $2.2 million is due in 2008 and $2.4 million is due in 2009. As of December 31, 2007 the Company had an accumulated deficit of $65.8 million and total stockholders’ equity of $1.6 million.

The Company incurred a net loss to common stockholders of $2,909,280 and $3,471,819 for the years ended December 31, 2007 and 2006, respectively.

Net cash provided by financing activities was $1,219,544 and $2,837,454 for the years ended December 31, 2007 and 2006, respectively.

(c)                       Cash Equivalents

Telesource records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

(d)                      Foreign Currency

Except for the Company’s TSI/SHBC JV operations in Fiji, all assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders’ equity.

However, the financial position and results of operations of the Company’s TSI/SHBC JV operations are recorded using the local currency (Fijian dollars) however, the Company’s functional currency is U.S. dollars.  The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities.  The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities.  An annual average exchange rate is used for each period for revenues and expenses.  The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of operations.

The Company is exposed to foreign currency exchange risk on foreign payments to vendors related to the U.S. embassy construction project in Fiji.  The Company attempts to reduce the exposure to exchange risk by entering into foreign forward exchange contracts.  The Company manages cash flow exposure of certain payables and anticipated transactions through the use of foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of a currency for a fixed amount of a second currency. At December 31,2007, the Company did not apply hedge accounting treatment to any of its foreign currency forward exchange contracts. Accordingly, the change in fair value of these contracts was recorded in income.  (See footnote 13)

(e)                       Deposits in Excess of Federal Deposit Insurance Corporation Insurance

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of December 31, 2007, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $4,089,822.

(f)                         Revenue Recognition

The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Construction revenues are determined by applying the Percentage-of-Completion method which requires the use of estimates on the future revenues and costs of a construction project.    Our current project is a design/build contract with a fixed contract price.   This contract is with the United States Government and includes provisions of termination for convenience by the party contracting with us, such provisions also allow payment to us for the work performed through the date of termination.  Revenues recognized under the Percentage of Completion methodology, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price.  The resultant amount is recorded as revenue for the applicable period.  This method of revenue recognition requires that we estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.   In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the company.   The Company will record a provision for losses when estimated costs exceed estimated revenues.

Revenue from construction contracts, with the exception of the power plant constructed on Tinian which is accounted for using the sales-type lease method of accounting as discussed below, is recognized using the percentage-of-completion method of accounting, based upon costs incurred and estimated total projected costs. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

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

(h)                      Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2007 and 2006 Telesource did not recognize asset impairment charges.

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

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning

January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $79,677 and  $163,566 in 2007 and 2006, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

There was no stock based compensation granted in 2007 or 2006.

(m)                   Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity. The Company accounts for this maintenance as costs are incurred.

(n)                      Recent Accounting Pronouncements

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standard does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. The standard applies prospectively to business combinations in 2009 and is not subject to early adoption. We are currently evaluating the potential impact of this new guidance on business combinations and related valuations.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We are currently evaluating the potential impact, if any, of this new guidance.

(3)                     Customer Concentrations

The Company has a concentration of risk with two significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $0.9 million and  $1.0 million for 2007 and 2006, respectively.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was $2.5 million and $4.7 million as of December 31, 2007 and 2006, respectively. The discounted value of the promissory notes was $2.4 million and $4.2 million at December 31, 2007 and 2006, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was $0.7 million and $1.2 million at December 31, 2007 and 2006, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 6. Revenues from the Tinian power plant were 5.5% and 29.0% of the Company’s revenues for 2007 and 2006, respectively. Gross receivables for the investment in sales-type lease were $3.2 million and $6.0 million at December 31, 2007 and 2006, respectively.

The second significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $3.1 million and $3.8 million in 2007 and 2006, respectively. Revenues from FEA were 19% and 69% of the Company’s total revenues for 2007 and 2006, respectively.

The Company previously had several construction contracts for projects that were completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company began to bid on new contracts under the TSI/SHBC JV company during 2006. As noted earlier, the Company was awarded a $42.6 million contract to build a

United States Embassy in Suva, Fiji. This project began in 2007. Revenue from this customer totaled $11.9 million in 2007.

(4)                     Accounts Receivable

Accounts receivable consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006

Construction contracts completed and in progress	$1,262,635	$0
Trade and Other	935,625	1,289,257
	2,221,260	1,289,257
Less allowance for doubtful accounts	91,841	62,345
Net accounts receivable	$2,129,419	$1,226,912

Direct write-offs of uncollectible accounts were $0 in 2007 and 2006.

During the twelve month period ended December 31, 2007 the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, decreased $341,774 or 40.4% to $503,456 from $845,230. The accounts receivable balance represents the total amount billed for variable and fixed service fees related to power production that had not been collected from the CUC during this period. During the year, CUC had become delinquent in their payments to TCNMI . However CUC had reduced the outstanding delinquent amount through payments in accordance with an agreed upon payment plan.  CUC continues to be slow to delinquent on its current receivables and the Company is working with CUC to resolve the continual delinquency problem.

(5)                     Property, Plant, and Equipment

	2007	2006
Buildings/Leasehold improvements	$90,208	$84,570
Transportation equipment	525,702	412,375
Construction machinery and equipment	19,452	275,557
Office furniture and equipment	486,630	322,218
Computer and communication equipment	233,710	141,065
	1,355,702	1,235,785
Less accumulated depreciation and amortization	732,398	682,769
Net property, plant, and equipment	$623,304	$553,016

Total depreciation expense was $260,201 and $203,735, in 2007 and 2006, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

(6)                     Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2007 and 2006 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997
	2007	2006	inception
Guaranteed monthly payment	$2,520,000	$4,680,000	$21,600,000
Minimum operation and maintenance fee	700,000	1,300,000	6,000,000
Total minimum lease payments receivable	3,220,000	5,980,000	27,600,000
Less unearned income	181,530	588,666	9,750,000
Net investment in sales-type lease	$3,038,470	$5,391,334	$17,850,000

Current portion	$2,583,819	$2,352,864
Long-term portion	454,651	3,038,470

	$3,038,470	$5,391,334

The future minimum lease payments to be collected by the Company are $2,760,000 each year through 2008 and $460,000 in 2009.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $925,784 and $978,534 for the years ended December 31, 2007 and 2006, respectively.

(7)                     Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. In 2007 and 2006, respectively, balances for billings in excess of cost and estimated earnings were $1,325,384 and $0. Total billings for the project in 2007 and 2006 totaled $13,205,379 and $0 respectively.

(8)                     Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Bank of Hawaii loan, due in quarterly principal installments of $118,750 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of Credit for $625,000 issued by the Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	$0	$235,967

Bank of Hawaii loan, due in quarterly principal installments of $37,491 and interest payable monthly at prime with the loan maturing on June 3, 2007, secured by an irrevocable standby letter of credit for $625,000 issued by Bank of New York on behalf of SHBC. The remaining balance of this loan was paid on June 3, 2007.	0	74,983

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two shareholders of SHBC. In the event the Company defaults on one installment payment, the entire loan and accrued interest become due and payable.	4,540,000	6,700,000

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

	0	7,500,000

ANZ Motor Vehicle Principal. Consists of three leases each running 36 months from November 22, 2006 through October 31, 2009, total monthly payments of $3,513.05 bearing interest rates ranging between 10.5% and 11.5% per annum.	82,491	119,446

Notes Payable	$4,622,491	$14,630,396

Less current portion	2,197,497	2,513,107
Long term portion	$2,424,994	$12,117,289

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $129,080 USD at December 31, 2007) for the purchase or leasing of vehicles. Interest will be charged at the rate of 11.5% per annum. This facility is revolving and is subject to annual review. As of December 31, 2007 the Company has drawn upon the credit facility in the amount of FJD $127,814 (approximately $82,491 USD).

Scheduled maturities of debt outstanding as of December 31, 2007 are as follows:

Years ending December 31:
2008	$2,197,497
2009	2,424,994
$4,622,491

(9)                 401K Plan

The Company discontinued the former 401K non-matching plan that was previously managed by Aetna.  The Company has a new 401K non-matching retirement plan named Telesource International, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the allowable maximum amount into a fund managed by Paychex. There were no contributions to this plan in 2007 or 2006.

(10)              Stockholder’s Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these Preferred Shares are issued nor outstanding as of December 31, 2007 or 2006. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock Offerings

As of December 31, 2007, 125,335,661 shares of the Company’s common stock were issued and outstanding compared to 105,067,661 shares at December 31, 2006.

During 2007 Telesource issued 20,268,000 Common Shares to Ernil and Halbarad at a price of $0.50 per share.  With the proceeds the company paid off the Arab Banking Corporation loan of $7,500,000 and covered working capital needs.  An incremental amount for loan interest of $249,492 was paid from operations.

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

(11)     Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2007	2006
Numerator – basic and diluted loss per share Net loss	$(2,909,280)	$(3,471,819)
Less: Preferred stock dividends	—	—
Net loss available to common stockholders	$(2,909,280)	$(3,471,819)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	111,801,721	93,501,812
Basic and diluted earnings per share	$(0.03)	$(0.04)

Fully-vested options to purchase 180,000 shares of common stock granted under the 2000 non-employee director stock option plan, and 2,999,999 warrants were outstanding at December 31, 2007 and 2006, but not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e. reduce the loss per share).

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

Changes in options outstanding are summarized as follows:

	December 31, 2007		December 31, 2006
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	60,000		60,000

During 2006, Wes Marsh resigned as a Director. Participants of this plan have 90 days to exercise their options after separation of service. Mr. Marsh did not exercise his options.

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2007, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2007, no options had been awarded under this plan.

(13)     Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Telesource utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji.  As of December 31, 2007, the Company had entered into foreign exchange contracts in Fijian dollars amounting to $20.2 million and in U.S. dollars in the amount of $13.3 million.  These contracts are for delivery of Fijian dollars over a period of ten months.  The Company has recorded $63K of foreign exchange gains in it’s consolidated statement of operations as of December 31, 2007.

Standby letters of credit and financial guarantees – The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $4.6 million and $14.6 million at December 31, 2007 and 2006, respectively. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)     Related-party Transactions – Not described elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholders of Telesource International prior to July 1999 and now own approximately 96.5% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two installment loans. These credit facilities were used to finance the construction activities on the power plant, the West Tinian Airport expansion project, and to provide financing for other projects. These loans were paid off during 2007.  See note 8. Furthermore, as noted above SHBC and Telesource International, Inc. have formed a joint venture (TSI/SHBC JV) to bid on future construction projects.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees to provide assistance on contracts during 2007 and 2006.

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	December 31,
	2007	2006
Sales	$5,962	$9,544
Total related party revenues

The following table summarizes all balances related to transactions with SHBC as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Accounts payable to SHBC	$493,626	$197,397

The following table provides a summary of expense related to all services provided by SHBC to the Company:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Consulting Fees	$300,000.00	$—
Costs on standby letters of credit	99,369.00	90,391.00
Interest (on unreturned capital)	66,915.00

Total	$466,284.00	$90,391.00

SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month for the duration of the U.S. Embassy project in Fiji. The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum on the unreturned capital.

During 2006, the Company had short term borrowings of $3,992,000 from SHBC at an interest rate of 6%. The Company converted $3,992,000 principle and $148,760 of interest into common stock. See Footnote 10.

The Company paid Computhink, Inc. a total of $62,819 in 2007 and $ 87,888 in 2006 . The payments to Computhink, Inc. represent rent for office space occupied by the Company and for computer hardware and software provided by Computhink, Inc.  The Company owed Computhink $9,701 and $14,527, respectively, at December 31, 2007 and 2006. See note 16.

The Company also rents office space as well as land from Retsa in Saipan and Tinian. Retsa is an affiliated company of SHBC. The Company paid Retsa $83,932 and $125,526 in 2007 and 2006, respectively. The following table summarizes balances payable to Retsa as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Accounts payable to Retsa	$1,005	$1,050

Total related party accounts payable are summarized as follows:

	December 31
	2007	2006
Accounts payable to SHBC	$493,626	$197,397
Accounts payable to Computhink	9,701	14,527
Accounts payable to Retsa	1,005	1,050
	$504,332	$212,974

(15)    Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2007:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	301,335	—	301,335
	301,335	—	301,335
Year ended December 31, 2006:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	464,565	—	464,565
	$464,565	$—	$464,565

The foreign tax expense (benefit) was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 31%. The power generation business in Fiji had pre-tax income of $681,356 in 2007, while the construction business had pre-tax income of $472,862.

In 2007 and 2006 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and, therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$20,100,000	$18,900,000
Accrued expenses	300,000	100,000
Total gross deferred tax assets	20,400,000	19,000,000
Less valuation allowance	20,400,000	19,000,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $20,400,000 and $19,000,000 , respectively. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $1,400,000 and an increase of $2,285,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2007, the Company has total net operating loss carryforwards from U.S. operations of approximately $14 million and approximately $43 million from its operations in the Commonweath of Northern Mariana Islands. The net operating loss carryforwards expire in the years 2017 through 2027. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 31%, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006
Income tax (benefit) at statutory rate	$(882,391)	$(1,022,466)
Difference between U.S. tax rate and Fiji tax rate	(34,642)	(39,866)
Adjustment of prior year’s deferred tax estimate	(124,984)	(765,520)
Other	(56,628)	7,417
Provision/(benefit) not recognized due to valuation allowance	1,400,000	2,285,000

Provision (benefit) for income taxes	$301,355	$464,565

                                    As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertaintiy in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

(16)    Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2006 are:

Years ending December 31,
2008	$109,745
2009	109,779
2010	90,855
2011	30,700
2012	0
TOTAL	$341,079

Lease expense was $165,555 and $151,595 for the years ended December 31, 2007 and 2006, respectively.

On April 1, 2007 the Company entered into a sublease with Computhink for a term of  four years from May 1, 2007 through April 30, 2011.  The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years.  The base monthly amount includes rent and reception services.

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

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued a $300,000 estimated loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007. These amounts are reflected under accrued expenses as of December 31, 2007. Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (approximately $806,750 USD at December 31, 2007).

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2007. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner.  The Company projects the completion of the upgrade in 2008 and estimates the additional costs to be approximately in the range of $15,000 to $25,000.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $129,080 USD at December 31, 2007). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the rate of 11.5% per annum.

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

	December 31, 2007
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,757,267	$5,962	$11,918,054	$16,681,283
Interest expense, net	849,743	—	64,915	914,658
Depreciation and amortization	157,712	—	102,489	260,201
Income tax expense (benefit)	226,827	—	74,508	301,335
Net income (loss)	(4,142,688)	(21,598)	1,255,006	(2,909,280)
Total capital expenditures	59,722	—	251,558	311,280
Total assets	6,868,355	6,801	6,173,455	13,048,611

	December 31, 2006
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$5,454,240	$9,544	$46,000	$5,509,784
Interest expense, net	1,304,840	—	—	1,304,840
Depreciation and amortization	203,735	—	—	203,735
Income tax expense (benefit)	464,565	—		464,565
Net income (loss)	(3,459,502)	(58,317)	46,000	(3,471,819)
Total capital expenditures	397,166	—	—	397,166
Total assets	11,059,447	8,182	3,670	11,071,299

The basis used to attribute revenues to individual countries is based upon where the services are provided.

Revenues from the Construction segment in 2007 were directly attributed to the U.S. Embassy Project.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands, as well as from interest income on sales-type lease totaling $1,334,170 and $1,596,938 for 2007 and 2006, respectively. Also included in power generation revenues are billings from the two power plants in Fiji, and from the transmission distribution and Butoni wind farm projects, totaling $3,423,097 and $3,857,303 for 2007 and 2006, respectively.

Revenues from the Company’s related party, SHBC, were $5,962 and $9,544 for 2007 and 2006, respectively.

Revenues recognized within the construction segment derived from the IBB Project in 2006.

Long-term assets located in the Commonwealth of the Northern Mariana Islands were $0.5 million and $3.1 million  as of December 31, 2007 and 2006, respectively. Fixed assets located at TFL in Fiji were $409,038 and $449,054 as of December 31, 2007 and 2006, respectively.

(18)              Subsequent Events

The Company issued unregistered securities to SHBC in the following transactions subsequent to December 31, 2007:

 •      On January 7, 2008 we issued 2,950,000 shares of common stock for $1,475,000.

•                On February 6, 2008 we issued 600,000 shares of common stock  for $300,000.

(19)              Supplementary Disclosure of Cash Flow Information

During the fourth quarter of 2006, the Company converted short term debt payable due to SHBC in the amount of $4,139,760 at a conversion price of $0.50 per share into 827,951 shares of common stock.

During 2006, the Company purchased vehicles in Fiji for $126,472 in exchange for long term debt.

(20)              Change in Accounting Estimate

In 2006, the Company changed the estimated useful life that is the basis for calculating depreciation expense on certain of its assets. This change was required as a result of evaluating these assets and their estimated future benefit. The estimated life of these assets was previously 120 months or 10 years and these assets had been purchased between 1997 and 2003. As of January 1, 2006, the remaining useful life of these assets was determined to be one year.

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

Evalution of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securites Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended December 31, 2007:

There were no changes in our internal control in the fourth quarter.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).

Internal control over financial reporting is a process, designed by, or under the supervision of, an entity’s principal executive and principal financial officers, and effected by an entity’s board of directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Management the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim Financial Statements will not be prevented or detected on a timely basis.

As of the end of the period covered by this report and prior to remediation efforts, Management concluded that its internal control over financial reporting was not effective because of the material weaknesses described below:

I.                 We did not establish adequate controls to maintain an appropriate environment relating to Integrity and Ethical Values as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that in aggregate constituted a material weakness:

•                  We did not communicate or reinforce the Code of Ethics on a regular basis with all employees. Personnel in Fiji were not given employee handbooks or the Code of Ethics upon employment.

•                  We did not establish sufficient communications channels for internal reports of potential fraud and violations of the Code of Ethics.  The Company did not have a “Whistleblower Hotline” in operation to serve as a separate communications channel for employees at all locations to report violations and a process for the Board of Directors to receive such reports.

•                  We did not establish sufficient communication channels for external parties to report suspected fraud or violations of the Code of Ethics.  The Company’s public website does not communicate our corporate governance policies or the Code of Ethics.  Contact information contained in the website is not up to date and does not provide a clear channel for external parties to report potential violations of our policies.

II.             We did not establish adequate controls to maintain an effective control environment related to Human Resources as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that in aggregate constituted a material weakness:

•                  We did not establish sufficient controls over personnel records at all locations.

•                  We did not establish sufficient formal policies and procedures governing HR processes.

III.         We did not establish adequate controls to maintain an effective Information Technology (IT) control environment as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that in aggregate constituted a material weakness:

•                  We did not establish sufficient IT systems and infrastructure in Fiji to support effective financial reporting objectives.

•                  We did not establish comprehensive IT policies and procedures across all locations.  Controls over areas such as IT Entity Level Controls and IT General Controls were not implemented, therefore, we lacked the necessary controls over application change management, application access and security,  operating systems, computer operations, and network security.

(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The Company retained the services of a third-party internal control consulting firm, SC&H, during 2007 to assist management, on an ongoing basis, with annual evaluations of internal controls over financial reporting.  To address the material weaknesses identified above, management has taken or is in the process of taking the following remediation steps to address the material weaknesses identified and to enhance internal control over financial reporting before the next annual financial report:

I.                 Control Environment - Integrity and Ethical Values

•                  We are in the process of reinforcing our Code of Ethics by developing an annual certification process for all employees to certify that they have received a copy, read and understood the Code of Ethics, and have signed and returned the signature page to Human Resources.

•                  We are in the process of developing internal communications channels in order to communicate suspected fraud or violations of the Code of Ethics by our Board of Directors, key managers, and/or others involved with governance.  Handbooks are being dispensed in March, 2008 to all employees.  A third party vendor has been selected to service the Whistleblower Hotline.

•                  We are in the process of enhancing external communication channels by updating our website to include corporate governance policies and to provide current contact information to all interested parties.  The Company has hired a third-party web-developer to complete this work.

II.             Control Environment - Human Resources

•                  We retained a third party HR service provider in December 2007 to assist with establishing HR operations, policies, and procedures as well as to conduct independent reviews of HR operations on a periodic basis at the Company’s headquarters (USA).

•                  We are in the process of updating our documented policies and procedures governing HR processes including the employee handbook for all operating units.

•                  We assigned new HR roles and responsibilities to key personnel at all locations and to ensure sufficient internal controls and segregation of duties at all operating units.

•                  We are in the process of retaining a third party internal audit services provider to provide regular internal audits of the financial and HR functions for our operations in Fiji.

III.         Control Environment - Information Technology

•                  We are in the process of implementing IT Entity Level Controls and IT General Controls to ensure the accuracy and validity of financial data and operations for all operating units.

•                  We are in the process of acquiring and installing new IT hardware, software, and backup systems for financial and accounting operations in order to support the efficient and accurate preparation of financial statements for our operations in Fiji.  A new server has been ordered and will be installed by Pacific Limited at the Fijian Headquarters in Vinod Patel.

•                  We have retained a third party IT service provider, Pacific Limited, to provide on-site IT service and support in Fiji.

•                  We have retained Pacific Limited to conduct regular audits of IT operations in Fiji.

Management has concluded that as of December 31, 2007 our internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managemts report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by Management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

ITEM 8B.       OTHER INFORMATION

NONE

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected for one-year terms and are elected at each annual meeting of stockholders. As of the date of this report Telesource’s Board of Directors and executive officers are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships
Ralph Beck Age 68 Chairman of the Board Director since 1999

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

Nidal Zayed Age 46 Director Since 1998 Chief Executive Officer since 2005

Nidal Zayed, President & Chief Executive Officer, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

Jeffery Adams Age 64 Director Since 1999

Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 57 Director Since 1997

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

Ibrahim M. Ibrahim Age 65 Director Since 1999

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

Trudy Clark Age 58 Director Since 2007

General Clark has over twenty years of experience in innovative delivery of support services at worldwide locations in units of 60-2000 members and budgets from $1M-2.9B. General Clark is an experienced leader with exceptional organizational and facilities management skills; she has served as the Deputy Director for the Defense Threat Reduction Agency, working to direct approximately 4,000 government and contractor personnel at 30 locations worldwide and conducting international and homeland security exercises for the Department of Defense. Additionally while serving as the Chief Information Officer and Director for Command, Control, Communications and Computers, US Strategic Command, General Clark supported the Government and Contractors to develop software, lifecycle management and strategic planning for modernization of over $5B of nuclear decision support systems. General Clark has a Masters in Guidance and Counseling from Troy State University in Alabama.

Carl Smith Age 59 Director Since 2007

Mr. Smith, a graduate of the University of Hawaii obtained his Juris Doctorate at University of California Law School and has over thirty years of experience in government contracting, defense acquisition, international agreements, telecommunication regulations, information security and is an expert when it comes to Cyber Law/Information Assurance, Fiscal Law, FOIA, Privacy Act and Ethics in Government Act. Mr. Smith served as the General Counsel for the Defense Information Systems Agency, offering advice and guidance to the Agency Director and the Senior Executive Team on a full spectrum of legal issues, including government contracting. While serving as the Chief Regulatory Counsel-Telecommunications for the Department of Defense, Mr. Smith was responsible for advising the Office of Science and Technology Policy and the Assistant Secretary of Defense in Telecommunication Regulatory matters that affected national security, emergency preparedness as well as the Department of Defense’s commercial interests. He is a member of the Hawaiian and D.C. Bar Association.

Greg Grosvenor Age 56 Chief Financial Officer Since August, 2005

Mr. Grosvenor has been a Chief Financial Officer with several companies including publicly traded companies such as AMCH. In addition, Mr. Grosvenor worked with William Blair Capital to restructure and sell one of their portfolio companies named Smith Bucklin & Associates. In addition, he completed a multi-million debt restructuring and funding for the Metropolitan Pier and Exposition Authority. He also worked at the parent holding company of Hyatt Corporation responsible for the reporting of multiple companies. He was a member of the team that spun off Galileo from United Airlines and worked at Anixter Bros. in various financial and accounting roles. He began his career working with the international audit firm of PriceWaterhouse Coopers. He is a CPA and graduated from Loyola University in 1976 with a B.A.

ITEM 10.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)

Nidal Zayed	2007	$215,000	$—	$23,072
Chief Executive Officer	2006	$168,000	$—	$21,340

Greg Grosvenor	2007	$160,000	$—	$20,009
Chief Financial Officer	2006	135,000	20,000	$17,502

(1)             Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International’s 401(k) Savings Plan.

(2)             Telesource provided a vehicle to Mr. Zayed at a cost of $11,080 in 2007 and $ 11,080 in 2006. Telesource provided Mr. Zayed with health insurance for him and his family at a cost of $11,992 in 2007 and $10,258 in 2006. The Company provided health insurance to Mr. Grosvenor and his family of $20,009 in 2007 and $17,502 in 2006.

Stock Options

As of December 31, 2007 there were no stock options outstanding to any persons other than nonemployee directors.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2007 and 2006, respectively. Such fees are paid in cash.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2007 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)

SHBC and Affiliated Companies	120,949,661	96.5%
Max Engler(3)	95,000	*
Ibrahim Ibrahim	55,000	*
Jeff Adams	46,000	*
Ralph Beck	45,000	*
Trudy Clark	—	*
Carl Smith	—	*
Nidal Z. Zayed	—	*
Greg Grosvenor	—	*
All Executive Officers and Directors as a Group (7 Persons)	241,000	0.2%

*                          Less than 1%

(1)                   Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Amounts include 45,000 options for non-employee directors.

(2)                   Calculated on the basis of 125,335,661 shares of Common Stock outstanding as of December 31, 2007. Excludes 45,000 options that were exercisable within 60 days of December 31, 2006 held by non-employee directors. None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)                   Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International’s common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler.

Shown below is information as of December 31, 2007 with respect to the shares of Common Stock that may be issued under Telesource’s equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	180,000	(1)	1.25	975,000	(2)

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

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with 750 employees and over 30 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 96.5% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, and as guarantors on a $7,500,000 credit facility for Telesource with the Arab Banking Corporation of Bahrain. SHBC and its majority stockholders have also signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure a $625,000 credit facility.  It should be noted that the loans with the Arab Banking Corporation and Bank of Hawaii were paid off during 2007.

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

The Company paid Computhink, Inc. $62,819 in 2007 for rent, and computer support. The Company shares office space with Computhink in its Lombard office.

Director Independence

The Company is a “Controlled Company” as that term is defined by the Listing Requirements of NASDAQ. As such, if the Company were a company listed on the NASDAQ trading market, it would not be required to comply with the director independence guidelines established thereby.

ITEM 13.        EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01	Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**

3.01	Certificate of Incorporation of Telesource International**

3.02	By-laws of Telesource International**

3.03	Amendment to Certificate of Incorporation**

10.01	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**

10.02	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**

10.03	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**

10.04	Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**

10.05	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**

10.06	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees**

10.07	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**

10.08	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001**

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc.**

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005**

10.13	Telesource International, Inc. 2000 Incentive Stock Option Plan**

10.14	Telesource International, Inc. 2000 Non-Qualified Stock Options Plan**

10.15	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan**

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc.**

10.17	Telesource International, Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement**

10.18	Common Stock Purchase Agreement between Telesource International, Inc. and Ernil Continental S.A., BVI dated February 26, 2007.**

10.19	Common Stock Purchase Agreement between Telesource International, Inc. and Halbarad Group, LTD., BVI dated February 26, 2007**

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification – Chief Executive Officer*

32.2	Section 1350 Certification Chief Financial Officer*

99.1	Code of Ethics**

*              Filed herewith

**       Previously filed

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, L J Soldinger Associates LLC. The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the respective periods indicated:

SERVICES PERFORMED	2007	2006

Audit Fees (Note 1)	$248,000	$210,000
Audit-Related Fees (Note 2)	23,000	0
Tax Fees (Note 3)	19,000	23,000

Total Fees	$290,000	$233,000

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

TELESOURCE INTERNATIONAL, INC.

(Registrant)

Dated: March 31, 2008	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 31, 2008.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/ Jeffery Adams	Director
Jeffery Adams

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer
Greg Grosvenor