Form 10-Q
period 2008-03-31
TELESOURCE INTERNATIONAL INC
filed 2008-05-15
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number – 333-43770

TELESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

(630) 620-4787

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated file,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐     No  ☒

On May 9, 2008, 130,885,661 shares of our common stock were outstanding.

TELESOURCE INTERNATIONAL, INC.

Part 1:  Financial Information

Item 1:  Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

as of March 31, 2008 and December 31,2007

	March 31, 2008	December 31, 2007
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$4,469,390	$4,032,631
Accounts receivable less allowance for doubtful accounts of $95,417 at March 31, 2008 and $91,841 at December 31, 2007	5,197,401	2,129,419
Current portion of net investment in sales-type lease	2,415,016	2,583,819
Inventories - engine components	1,374,285	1,091,870
Prepaid expenses and other current assets	1,438,590	2,021,013
Total current assets	14,894,682	11,858,752
Net investment in sales-type lease — long term	—	454,651
Property, plant, and equipment, net	581,724	623,304
Other assets	116,524	111,904
Total assets	$15,592,930	$13,048,611

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,046,869	$2,197,497
Accounts payable	3,742,964	1,952,349
Accounts payable — related party	594,805	504,332
Accrued expenses	1,963,643	1,975,312
Billings in excess of costs and estimated earnings	2,231,897	1,325,384
Total current liabilities	12,580,178	7,954,874

Long-term debt	27,343	2,424,994
Total liabilities	12,607,521	10,379,868

Minority interest	1,104,597	1,112,757

Commitments and Contingencies

Stockholders’ equity/(deficit):
Common stock, $0.01 par value. Authorized 200,000,000 shares, 128,885,661 issued at March 31, 2008 and 125,335,661 issued at December 31, 2007.	1,288,857	1,253,357
Additional paid-in capital	67,721,465	65,981,965
Accumulated deficit	(67,391,177)	(65,829,850)
Accumulated comprehensive income	261,667	150,514
Total stockholders’ equity	1,880,812	1,555,986

Total liabilities, minority interest and stockholders’ equity	$15,592,930	$13,048,611

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2008 and March 31, 2007

	2008	2007
Revenues:
Construction revenues	$3,723,216	$1,530,891
Service fees — power generation plant	1,128,396	971,313
Service fees — power generation plant, related party	22,131	—
Finance lease revenue	66,547	122,274
Gross revenues	4,940,290	2,624,478
Costs and expenses:
Construction costs	4,472,646	1,181,579
Construction costs - related party	211,587	200,769
Operation and maintenance costs - power generation plant	787,807	893,176
Provision for unbilled and uncollected accounts	3,927	—
Cost of revenues	5,475,967	2,275,524
Gross profit	(535,677)	348,954
Operating expenses:
Salaries and employee benefits	424,140	272,116
Occupancy and equipment	55,831	45,952
General and administrative	612,694	460,556
Total operating expenses	1,092,665	778,624
Operating income/(loss)	(1,628,342)	(429,670)
Other income (expense):
Interest expense, net	(70,801)	(252,826)
Foreign exchange gain	198,011	—
Other income/(expense), net	5,446	53,097
Total other expense	132,656	(199,729)
Loss before income taxes and minority interest	(1,495,686)	(629,399)

Income tax expense	73,801	71,026
Net loss to common stockholders before minority interest	(1,569,487)	(700,425)

Minority interest	(8,160)	1,301

Net loss to common stockholders after minority interest	$(1,561,327)	$(701,726)

Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	128,408,199	105,547,073

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three Months Ended March 31, 2008 and March 31, 2007

	Three Months
	Ended March 31,
	2008	2007

Net Loss	$(1,561,327)	$(701,726)
Other comphensive income:
Foreign currency translation adjustment	111,152	27,964

Comprehensive loss	$(1,450,175)	$(673,762)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2008 and March 31, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,561,327)	$(701,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,023	49,323
Gain on sale or disposal of fixed assets	—	(26,345)
Provision for unbilled and uncollected accounts	3,576	—
Minority interest	(8,160)	1,301
Changes in assets and liabilities:
Accounts Receivable	(3,053,902)	(162,102)
Accounts Receivable - related party	—	(3,476)
Prepaid expenses and other current assets	364,097	(1,295,722)
Net investment in sales-type lease	623,454	567,727
Other assets	(1,565)	(21,750)
Accounts payable	1,712,348	444,828
Accounts payable - related party	90,473	153,184
Accrued expenses	(30,681)	(84,297)
Billings in excess of cost and estimated earnings	906,513	1,055,240
Other liabilities	—	(8,411)
Net cash used in operating activities	(884,151)	(32,226)

Cash flows from investing activities:
Proceeds from sale of equipment	9,588	33,000
Capital expenditures	(14,087)	(131,229)
Net cash used in investing activities	(4,499)	(98,229)

Cash flows from financing activities:
Payments of short-term debt	(551,483)	(155,712)
Payments of long-term debt	—	(549,700)
Proceeds from sale of common stock	1,775,000	520,000
Capital contributions from minority interest holders	—	1,100,080
Net cash provided by financing activities	1,223,517	914,668

Effect of exchange rate changes on cash	101,892	27,964
Net increase in cash and cash equivalents	436,759	812,177
Cash and cash equivalents at beginning of period	4,032,631	2,194,207
Cash and cash equivalents at end of period	$4,469,390	$3,006,384
Supplemental disclosure:
Cash paid during the year for interest	$82,245	$266,510
Cash paid during the year for income taxes	67,012	141,184

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading.  The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are of a normal and recurring nature.  In April 2008, the Company revised its cost estimates for the Embassy project to reflect the impact of claims from the subcontractor as well as certain other costs.  The Company applied the cumulative catch-up method which resulted in a decrease of revenues by approximately $1.5 million.  This, in turn, reduced the cumulative profit recognized through March 31, 2008.  (See Footnote 12)  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

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

In connection with the Company’s construction revenue, the Company’s policy is to report revenues recognized in excess of amounts billed as an asset “Costs and Estimated Earnings in Excess of Billings.”  Additionally, in circumstances when billings are made in excess of revenue recognized, the Company will report a liability “Billing in Excess of Costs and Estimated Earnings.”

We do not record unapproved change order revenue.  Only approved change orders are included in our computation of percentage of completion for revenue recognition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued proposed FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP No. 157-2.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Description of Business

Telesource is an international company engaged primarily in two (2) business segments.  We offer construction services as a Design Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities.  Telesource does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.   As a general contractor, Telesource pursues U.S. Government federal contracts with a focus on expanding our presence in the continental U.S.  Our international construction experience has primarily been on U.S. territories abroad and the vast majority of our future targeted market will be projects located on U.S. soil.  The Company was awarded a $42.6 million contract to build a United States Embassy in Fiji.  The joint venture (as explained below) received notice to proceed with construction in 2007.

The Company seeks new projects on a limited basis in coordination with other companies in possible joint venture arrangements.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co., W.L.L. (“SHBC”).  SHBC, together with certain of its affiliates, owns 96.6% of the Company’s outstanding shares.

The Company conducts its operations through the parent company and its three (3) subsidiaries located in four (4) geographic locations.  Telesource, located in Lombard, Illinois U.S.A., is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S.-fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the continental U.S.

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., which maintains and operates diesel-fired electric power generation plants for the sale of electricity in the country.  Additionally, the Company is attempting to develop future construction and other energy-related business activities in Fiji.  The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth).  Telesource Commonwealth Northern Mariana Islands (“TCNMI”) operates a diesel-fired electric power generation plant for the sale of electricity to the local power grid.  In Saipan, this subsidiary maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy-conversion opportunities in the region.

The Company’s construction joint venture with SHBC, named Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. (“TSI/SHBC JV”), also operates from its Lombard office.  TSI/SHBC JV is a limited partnership, with an equity split of 51% Telesource and 49% SHBC.  The total start-up equity of the joint venture was $2,245,000.  Telesource is the general partner of TSI/SHBC JV and, accordingly, is authorized to determine the appropriate allocation of profit and losses.  It is the general partner’s intention to allocate profits and losses 99% Telesource and 1% SHBC.  The joint venture also has a wholly-owned subsidiary in Fiji, named Telesource SHBC (Fiji) Ltd. (“TSF”).  The Company consolidated TSI/SHBC JV under the guidance of Emerging Issues Task Force 04-5.

3. Liquidity

As of March 31, 2008, the Company’s total assets exceeded total liabilities by $3.0 million.  This was a $0.3 million improvement from December 31, 2007.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of March 31, 2008, the Company had total outstanding debt of $4.1 million, of which $4.0 million is due within the next twelve (12) months.  As of March 31, 2008, the Company had an accumulated deficit of $67.4 million and total stockholders’ equity of $1.9 million.

The Company incurred operating losses of $1.6 million and $0.4 million for the three (3) month periods ended March 31, 2008 and March 31, 2007, respectively.  The Company incurred net losses to common stockholders of $1.6 million and $0.7 million, respectively, during each of the three (3) month periods ended March 31, 2008 and March 31, 2007.

Cash used in operating activities was $884,151 and $32,226 for the three (3) month periods ended March 31, 2008 and March 31, 2007, respectively.  Funds used in investing activities for the three (3) month periods ended March 31, 2008 and March 31, 2007 were $4,499 and $98,229, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $1,223,517 and $914,668, respectively, for the three (3) month periods ended March 31, 2008 and March 31, 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although the Company had experienced net working capital deficiencies in prior years and continues to experience recurring losses and negative cash flows from operations, SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.95 million in 2008.  Through March 31, 2008, $1.5 million of the guarantee was provided and an additional $300,000 in proceeds from the sale of common shares were provided and earmarked for new development activities.  The additional $300,000 was not part of the Stock Purchase Agreement.  In 2007, SHBC-related companies signed a Stock Purchase Agreement that committed to purchase $2.6 million of equity shares.  These funds would be used to supplement cash needs arising from operational working capital shortages, debt repayment and business expansion.

SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering the remaining balance due to the Commercial Bank of Kuwait.

The Company, in unregistered sales of securities to SHBC, received $10,134,000 in exchange for 20,268,000 common shares during 2007.  These sales were consummated under a Stock Purchase Agreement with SHBC as described earlier.  From an incremental sale of 15,000,000 shares to SHBC affiliates proceeds were used to pay off the $7.5 million Arab Banking Corporation Loan Facility.  See Footnote 12 Subsequent Events for unregistered sales made after this reporting period.

4. Long-Term Debt:

	March 31,	December 31,
	2008	2007

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two (2) shareholders of SHBC. The bank has a lien on the Tinian Power Plant. In the event the Company defaults on one (1) installment payment, the entire loan and accrued interest becomes due and payable.	$4,000,000	$4,540,000

ANZ Vehicle Leases, two due on November 9, 2009 and the third due on November 22, 2009, with monthly principal and interest payments of $698, $1,481 and $1,315 collateralized by the respective vehicles. Interest is charged at rates between 10.5% and 11.5%.	74,212	82,491

Total notes payable	4,074,212	4,622,491

Less current portion	4,046,869	2,197,497
Long-term portion	$27,343	$2,424,994

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately USD $134,462 at March 31, 2008) for the purchase or leasing of vehicles.  Interest will be charged at the then applicable leasing rate.  This facility is revolving and is subject to annual review.  As of March 31, 2008, the Company has drawn upon the credit facility in the amount of FJD $110,385 (approximately USD $74,212).

5.  Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized.  None of these Preferred Shares are issued nor outstanding as of March 31, 2008.  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

As of March 31, 2008 and December 31, 2007, respectively, 128,885,661 and 125,335,661 shares of the Company’s common stock were issued and outstanding.  During the first three (3) months of 2008, an additional 3,550,000 shares were issued at a price of $0.50 per share.

6.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 3,179,999 at March 31, 2008 and March 31, 2007.

7.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit.  The houses were built and subsequently occupied.  The Northern Mariana Housing Corporation filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  These claims involve allegations of various construction defects.  The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000.  The Company accrued an estimated $300,000 loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007.  In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007.  No incremental accruals or payments were made during the first quarter of 2008.  Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $840,388 at March 31, 2008) in accordance with its agreement with the Fiji Electric Authority.

Telesource offers warranties on its construction services and power-generating plants.  Telesource does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors.  Should Telesource be required to cover the cost of repairs not covered by the warranties of Telesource’s vendors, or should one of Telesource’s major vendors be unable to cover future warranty claims, Telesource International could be required to outlay substantial funds, which could harm its financial condition.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2007.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  The Company projects the completion of the upgrade in 2008 and, at this time, estimates the additional costs to be approximately in the range of $15,000 to $25,000.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately USD $134,462 at March 31, 2008).  This credit facility is primarily for the purchase or lease of vehicles.  Interest is charged at the applicable leasing rate.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions.  In May 2007, Telesource International, Inc. signed a four (4) year lease with Computhink, Inc., a related party.  The lease expiration date is April 30, 2011.  Future minimum rental commitments under all non-cancelable leases in effect at March 31, 2008 are as follows:

Year	Total Lease payments
2008	120,256
2009	123,046
2010	92,390
2011	31,084

The lease with Computhink, as well as all other leases, does not have provisions that relate future increases to any index.  For the recently signed lease with Computhink, the minimum lease payments are recorded in accordance with SFAS 13 Accounting for Leases utilizing the straight-line basis over the minimum lease term.  The Company does not have contingent rentals.

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Telesource utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji.  At March 31, 2008, the Company had seven (7) Fijian Dollar foreign exchange contracts amounting to FJD $16.5 million and USD $11.0 million  when converted.  These contracts run monthly from April 11, 2008 through October 14, 2008 and are for the delivery of Fijian Dollars.  The Company has recorded $120K of estimated unrealized foreign exchange gains relating to these contracts, in its consolidated financial statements as of March 31, 2008.

Standby letters of credit and financial guarantees.  The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $4.6 million at December 31, 2007.  As of March 31, 2008, the remaining balance of $4.0 million on the loan from the Commercial Bank of Kuwait is guaranteed by SHBC.  This loan remains on TCNMI’s books.  The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

9. Fair Value Disclosures

Effective January 1, 2008, we adopted FAS 157, which requires disclosures about our assets and liabilities that are measured at fair value.  Further information about such assets and liabilities is presented below.  We have not applied the provisions of FAS 157 to non-financial assets, such as our property and equipment and certain other assets, which are measured at a fair value for impairment assessment.  We will apply the provisions of FAS 157 to these assets and liabilities, beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

The Company’s most significant non-financial asset that is affected by FAS 157 is our foreign exchange contracts as described in Footnote 8.  These contracts were reported in the financial statements as of March 31, 2008 at $119,563.

The foreign exchange contracts are for the purchase of Fijian dollars at specific dates.  The value of the foreign exchange contracts are developed from an active quotation market.  This market has significant volume, transactions and frequency to provide pricing in formation on an ongoing (hourly) basis.  Therefore, the Company classifies the pricing of these transactions to be a Level 1 input.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions — Not described Elsewhere

Certain of the Company’s executive officers, directors and major stockholders are also owners, officers and/or directors of SHBC which is located in Kuwait.  SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 750 employees and over fifty (50) years’ experience.  SHBC and its affiliates were the sole stockholders of Telesource prior to July 1999, and as of March 31, 2008, owned 96.6% of the issued shares of common stock.  Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch.  SHBC and its majority stockholders also had signed as guarantors on a $625,000 letter of credit issued to the Bank of Hawaii to secure two (2) installment loans which were completely paid in June of 2007.  These credit facilities were used to finance the construction activities on the Tinian Power Plant, the West Tinian Airport expansion project and to provide financing for other projects.

Additionally, from time to time the Company may hire, on a part-time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consulting Fees	$75,000	$75,000
Costs on standby letters of credit	115,386	115,386
Interest (on unreturned capital)	18,201	10,383
Fees on standby letters of credit	3,000	—
Total	$211,587	$200,769

Net Computhink charges to the Company were $33,201 and $6,038 for the three (3) months ended March 31, 2008 and March 31, 2007, respectively.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.

The Company also rents office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced by Retsa in the amounts of $19,275 and $14,064 through the three (3) months ended March 31, 2008 and March 31, 2007, respectively.

Total related party accounts payable are summarized as follows:

	March 31, 2008	December 31, 2007
Accounts payable to SHBC	$585,457	$493,626
Accounts payable to Computhink	1,240	9,701
Accounts payable to Retsa	8,108	1,005
Total	$594,805	$504,332

11.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $100,000 per institution.  As of March 31, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $4,454,664.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Business Segment Information

Telesource has three (3) operating segments:  power generation and construction of power plants, trading and construction services.  The power generation and construction of power plants segment includes sales-type lease revenues recognized.  There were no material amounts of transfers between segments.  Any inter-segment revenues have been eliminated.  The following table sets forth certain segment information for the periods indicated:

	For the Three Months Ended March 31, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,194,943	22,131	3,723,216	4,940,290
Interest expense	66,761	—	4,040	70,801
Depreciation and amortization	36,925	30	34,068	71,023
Net income/(loss) to common stockholders	(770,094)	16,561	(807,794)	(1,561,327)
Total capital expenditures	13,092	—	995	14,087
Total assets	7,290,199	281	8,302,450	15,592,930

	For the Three Months Ended March 31, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,093,587	—	1,530,891	2,624,478
Interest expense	259,782	—	10,383	270,165
Depreciation and amortization	41,251	—	8,072	49,323
Net income/(loss) to common stockholders	(830,566)	—	128,840	(701,726)
Total capital expenditures	11,156	—	120,073	131,229
Total assets	7,940,414	6,058	4,927,579	12,874,051

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

13.   Change in Estimate

The Company became aware of several revisions to the estimated cost to complete the Embassy project.  During April, the Company identified these changes and developed a revised estimated cost to complete the Embassy project.  These revisions were primarily due to changes in costs attributed to the primary subcontractor who is performing the work on the Embassy project.

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method.  Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $1.5 million.  This change also decreased the cumulative profit recognized on the project which has been reflected in the March 31, 2008 financial statements.

14.  Subsequent Events

On May 7, 2008, the Company issued 2,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000.

During April 2008, a primary customer, Fiji Electric Authority, announced they would begin to self-perform all transmission line work which was formerly outsourced to independent companies such as Telesource.  Therefore, Telesource in Fiji will discontinue performing this work.  Financial results from these operations were included in Service Fees — power generation plant revenue and cost of goods sold.  In addition, $105K of net book value in assets were included in the March 31, 2008 balance sheet.  The impact of discontinuing these services will be to write down the value of certain assets related to these services in the amount of $41,991 after considering estimated proceeds.  In addition, the company will pay $30,592 in severance payments during the second quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, contains forward-looking statements concerning future operations and performance of the Company.  Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein.  Factors that may cause such differences include, among others:  increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing.  Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2007 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

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

“K” represents $1,000 when used below.

Results of Operations for the three (3) months ended March 31, 2008 compared to the three (3) months ended March 31, 2007

Revenues

Construction Revenues.  Construction revenues increased to $3,723,216 from $1,530,891 for the three (3) months ended March 31, 2008 compared to March 31, 2007.  The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by the end of April, 2009.  The estimated $44.6 million revenue from this project is recorded on the Percentage of Completion method.  Approximately thirty-five (35%) percent of the project’s revenue has been reported through March 31, 2008.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $157,083 (or 16.2%) to $1,128,396 from $971,313 for the three (3) months ended March 31, 2008 compared to the three (3) months ended March 31, 2007.  The revenue increase resulted primarily from favorable pricing adjustments related to Fiji’s power generation business ($152K).  The favorable pricing adjustments are related to the formula calculation that is driven by a foreign exchange variation component and the operational conversion from light to heavy fuel oil which added FJD $0.05 per KWH.  While there was a higher volume ($55K) of Transmission and Distribution business in Fiji during the first quarter of 2008, it was partially offset by the end of Fiji’s Butoni Wind Farm contract ($46K).  The remaining revenue difference can be explained by an increase in TSI’s trading activity ($22K) and a small decline in revenues in the Tinian power operations ($3K).

Finance Lease Revenues.  Finance lease revenues decreased 45.6% to $66,547 from $122,274 for the three (3) months ended March 31, 2008 compared to the three (3) months ended March 31, 2007.  The decrease is due to the declining balance of minimum lease payments, which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.  The expected end date of this contract is February, 2009.  This accounts for the comparatively smaller annual amounts in Finance Lease Revenue.

Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased to $4,684,233 from $1,382,348 for the three (3) months ended March 31, 2008 compared to March 31, 2007.  The increase was due to the continued construction of the U.S. Embassy in Suva, Fiji.  The project was 35% complete at March 31, 2008 and 3.6% complete as of March 31, 2007, respectively.  Therefore, construction expenses increased due to the normal increase in activity to build the embassy.  In addition, a revised estimated cost to complete was developed during  the first quarter of 2008.  The revised estimated cost to complete was primarily a result of increases in costs associated with the subcontractor and, to a lesser degree, other Embassy-related construction costs.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant decreased 11.8% to $787,807 for the three (3) months ended March 31, 2008 compared to $893,176 for the three (3) months ended March 31, 2007.  The decrease was due to a significant reduction ($203,072) in TCNMI’s operations which is attributed to several factors.  These factors include lower purchases of spare parts for the Power Plant  Operation ($117K), lower salary expenses ($30K) and lower maintenance expenses ($19K) within the Transmission Overhead (TOD) business due to the completion of the TOD upgrade in 2007.  Other miscellaneous expense categories contributed $37K to the remaining favorable difference.  The decrease at TCNMI was partially offset by an increase in costs ($101,630) in the Fijian operations.  Both the Kinoya and Vuda plants experienced higher labor costs as a result of hiring more employees for the Transmission and Distribution overhead work (see subsequent events Footnote 12), a COLA wage hike and a change in the personnel wage rates.  TFL’s Kinoya plant also incurred higher spare parts expenses due to regular scheduled maintenance of the power plant engines which were not required during the same period last year.

Salaries and Employee Benefits.  Salaries and employee benefits increased 55.9% to $424,140 for the three (3) months ended March 31, 2008 from $272,116 for the three (3) months ended March 31, 2007.  The increase was principally due to more personnel in Telesource’s Corporate Office to accommodate the U.S. Embassy Project and increases in salaries for existing management and employees.  Included in the addition of personnel were a General Counsel as well as positions in procurement, accounting and administration.

General and Administrative Expenses.  General and administrative expenses were $612,694 at March 31, 2008 or $152,138 higher than the like period of March 31, 2007.  The increase stemmed from the following:  higher professional fees ($187,028) mostly driven by Sarbanes-Oxley compliance work; higher director fees ($54,367) from the addition of two (2) directors; and higher depreciation expense ($14,073) attributed mostly to the office equipment purchased for the Embassy project.  This increase was partially offset by lower bank charges ($87,372) owing to lower TCNMI loan fees.

Other Income/(Expense).  Other income/(expense) showed marked improvement ($332,385) during the first three (3) months of 2008 compared to the same period of 2007, as the 2007 expense of $199,729 was transitioned to income of $132,656 in 2008.  This improvement was due to significantly lower interest expense ($191,416) at TCNMI as a result of the payoff of the $7.5 million loan from Arab Banking Corporation during the third quarter of 2007 and both foreign exchange and forward contract gains totaling $198,011 from the Embassy Project in Fiji.

Net Loss to Common Stockholders.  Net losses to common stockholders was $1,561,327 for the three (3) months ended March 31, 2008 and $701,726 for the three (3) months ended March 31, 2007.  The difference is due mostly to the Company revising its estimated costs on the Embassy project as noted in Footnote 12 to the March 31, 2008 financial statements.  Due to the change in estimated costs, the Company’s net loss to shareholders included a loss of approximately $808,000 for the three (3) months ended March 31, 2008.  This is in comparison to an approximate $129,000 profit included in the net loss to shareholders reported for the three (3) months ended March 31, 2007.  This adverse effect was partially offset by an improvement in power generation profits, lower interest expenses and gains in foreign exchange rates and forward contract hedging.

Liquidity

As of March 31, 2008, the Company’s total assets exceeded total liabilities by $3.0 million.  This was a $0.3 million improvement from December 31, 2007.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of March 31, 2008, the Company had total outstanding debt of $4.1 million of which all but $27,343 is due within the next twelve (12) months.  As of March 31, 2008, the Company had an accumulated deficit of $67.4 million and total stockholders’ equity of $1.9 million.

The Company incurred operating losses of $1.6 million and $0.4 million for the three (3) months ended March 31, 2008 and March 31, 2007, respectively.  In addition, during the same respective periods, the Company incurred net losses to common stockholders of $1.6 million in 2008 and $0.7 million in 2007.

Cash used in operating activities was $884,151 and $32,226 for the first three (3) months ended March 31, 2008 and March 31, 2007, respectively.  Cash used in investing activities was $4,499 through the first three (3) months of 2008 compared to $98,229 for the first three (3) months of 2007.  Financing activities provided funds of $1,223,517 and $914,668, respectively, for the first three (3) month periods ended March 31, 2008 and March 31, 2007.

Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.  SHBC signed a Stock Purchase Agreement that provided a cash infusion guarantee of $2.6 million for 2007, and another in December 2007 that is to provide $2.95 million for 2008.  These funds would work to supplement cash needs arising from operational working-capital shortages, debt repayment and business expansion.  SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $4.1 million.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at March 31, 2008:

Uncompleted as of December 31, 2007 (Project initiated as of January 1, 2007)	$32,468,646
New contract	—
Contract adjustments	249,936

32,718,582

Less: Construction revenue earned for the three (3) months ended March 31, 2008	3,723,216

Backlog balance at March 31, 2008	$28,995,336

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended March 31, 2008:

There were no changes in our internal control in the first quarter.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

We issued unregistered securities in the following transactions during the three (3) months ended March 31, 2008.

•                  On January 7, 2008 we issued 2,950,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1,475,000.

•                  On February 7, 2008 we issued 600,000 shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $300,000.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    EXHIBITS

(a)              Exhibits.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telesource International, Inc.
(Registrant)

Dated: May 15, 2008	/s/Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer