Form 10-Q
period 2008-06-30
TELESOURCE INTERNATIONAL INC
filed 2008-08-14
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐     No  ☒

On August 14, 2008, 131,835,661 shares of our common stock were outstanding.

TELESOURCE INTERNATIONAL, INC.

Part 1:  Financial Information

Item 1:  Financial Statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,902,353	$4,032,631
Accounts receivable less allowance for doubtful accounts of $127,192 at June 30, 2008 and $91,841 at December 31, 2007	8,932,636	2,129,419
Accounts receivable - related party	110,905	—
Current portion of net investment in sales-type lease	1,776,797	2,583,819
Inventories - engine components	1,468,784	1,091,870
Prepaid expenses and other current assets	901,979	2,021,013

Total current assets	16,093,454	11,858,752

Net investment in sales-type lease – long term	—	454,651
Property, plant, and equipment, net	493,013	623,304
Other assets	107,109	111,904

Total assets	$16,693,576	$13,048,611
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,522,197	$2,197,497
Accounts payable	4,449,074	1,952,349
Accounts payable - related party	312,649	504,332
Accrued expenses	1,896,095	1,903,106
Interest payable – related party	101,401	72,206
Billings in excess of costs and estimated earnings	3,147,841	1,325,384
Total current liabilities	13,429,257	7,954,874

Long-term debt	—	2,424,994
Total liabilities	13,429,257	10,379,868

Minority interest	1,104,625	1,112,757

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 200,000,000 shares, 130,885,661 issued at June 30, 2008 and 125,335,661 issued at December 31, 2007.	1,308,857	1,253,357
Additional paid-in capital	68,701,465	65,981,965
Accumulated deficit	(68,098,663)	(65,829,850)
Accumulated comprehensive income	248,035	150,514
Total stockholders’ equity	2,159,694	1,555,986

Total liabilities, minority interest and stockholders’ equity	$16,693,576	$13,048,611

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Six Months Ended June 30, 2008 and June 30, 2007

	2008	2007

Revenues:
Construction revenues	$10,631,360	$$4,271,649
Service fees – power generation plant	2,372,967	1,983,692
Service Fees – related party	32,023	1,484
Finance lease revenue	118,327	231,102
Other revenue	170	—
Gross revenues	13,154,847	6,487,927
Costs and expenses:
Construction costs	11,321,615	3,645,753
Construction costs - related party	192,485	178,329
Operation and maintenance costs - power generation plant	1,575,872	2,053,212
Provision for unbilled and uncollected accounts	35,702	24,890
Cost of revenues	13,125,674	5,902,184
Gross profit	29,173	585,743
Operating expenses:
Salaries and employee benefits	838,912	598,800
Occupancy and equipment	113,960	102,432
General and administrative	1,286,562	925,905
Total operating expenses	2,239,434	1,627,137
Operating loss	(2,210,261)	(1,041,394)
Other income/(expense):
Interest expense, net	(96,172)	(472,752)
Interest expense - related party	(36,485)	(28,330)
Other income, net	314,973	114,124
Total other income/(expense)	182,316	(386,958)

Loss before income taxes and minority interest	(2,027,945)	(1,428,352)
Income tax expense	249,000	101,272

Net loss to common stockholders before minority interest	(2,276,945)	(1,529,624)
Minority interest	(8,132)	3,613

Net loss to common stockholders after minority interest	$(2,268,813)	$(1,533,237)
Basic and diluted net loss per share	$(0.018)	$(0.014)
Weighted average shares outstanding	129,240,341	106,363,620

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2008 and June 30, 2007

	2008	2007
Revenues:
Construction revenues	$6,908,144	$2,740,758
Service fees – power generation plant	1,244,571	1,012,378
Service fees – power generation plant, related party	9,892	1,484
Finance lease revenue	51,780	108,828
Other revenue	170	—
Gross revenues	8,214,557	3,863,448
Costs and expenses:
Construction costs	6,848,969	2,348,787
Construction costs - related party	(19,102)	92,946
Operation and maintenance costs - power generation plant	788,065	1,160,036
Provision for unbilled and uncollected accounts	31,775	24,890
Cost of revenues	7,649,707	3,626,659
Gross profit	564,850	236,789
Operating expenses:
Salaries and employee benefits	414,772	326,684
Occupancy and equipment	58,129	56,480
General and administrative	673,868	465,349
Total operating expenses	1,146,769	848,513
Operating income/(loss)	(581,919)	(611,724)
Other income (expense):
Interest expense, net	(43,572)	(230,309)
Interest expense - related party	(18,284)	(17,947)
Other income, net	111,516	61,027
Total other income/(expense)	49,660	(187,229)

Loss before income taxes and minority interest	(532,259)	(798,953)
Income tax expense	175,199	30,246
Net loss to common stockholders before minority interest	(707,458)	(829,199)

Minority interest	28	2,312

Net loss to common stockholders after minority interest	$(707,486)	$(831,511)

Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	130,071,801	107,192,270

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Six Months Ended June 30, 2008 and June 30, 2007

	Six Months
	Ended June 30,
	2008	2007

Net Loss	$(2,268,813)	$(1,533,237)
Other comphensive income:
Foreign currency translation adjustment	97,520	88,155

Comprehensive loss	$(2,171,293)	$(1,445,082)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three Months Ended June 30, 2008 and June 30, 2007

	Three Months
	Ended June 30,
	2008	2007

Net Loss	$(707,486)	$(831,511)
Other comphensive income:
Foreign currency translation adjustment	(13,632)	60,191

Comprehensive loss	$(721,118)	$(771,320)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2008 and June 30, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,268,813)	$(1,533,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,124	119,309
Loss/(Gain) on sale or disposal of fixed assets	16,194	(34,345)
Provision for unbilled and uncollected accounts	35,351	24,890
Minority interest	(8,132)	3,613
Changes in assets and liabilities:
Accounts Receivable	(6,817,381)	(1,085,291)
Accounts Receivable - related party	(110,905)	(5,102)
Prepaid expenses and other current assets	798,947	(843,880)
Net investment in sales-type lease	1,261,673	1,148,899
Other assets	7,326	(39,440)
Accounts payable	2,409,320	1,169,726
Accounts payable - related party	(191,684)	232,241
Accrued expenses	(32,708)	118,649
Interest payable - related party	36,486	—
Billings in excess of cost and estimated earnings	1,822,457	439,416
Other liabilities	—	(9,910)
Net cash used in operating activities	(2,898,745)	(294,462)

Cash flows from investing activities:
Proceeds from sale of equipment	27,361	41,000
Capital expenditures	(33,749)	(228,920)
Net cash used in investing activities	(6,388)	(187,920)

Cash flows from financing activities:
Principal payments on borrowings	(1,102,910)	(1,407,864)
Proceeds from sale of common stock	2,775,000	1,634,000
Capital contributions from minority interest holders	—	1,100,080
Net cash provided by financing activities	1,672,090	1,326,216

Effect of exchange rate changes on cash	102,765	88,155

Net increase in cash and cash equivalents	(1,130,278)	931,989
Cash and cash equivalents at beginning of period	4,032,631	2,194,207
Cash and cash equivalents at end of period	$2,902,353	$3,126,196
Supplemental disclosure:
Cash paid during the year for interest	$142,390	$401,838
Cash paid during the year for income taxes	156,188	141,184

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. In April 2008, the Company revised its cost estimates for the Embassy project to reflect the impact of claims from the subcontractor as well as certain other costs. The Company applied the cumulative catch-up method which resulted in a decrease of revenues by approximately $1.5 million. This, in turn, reduced the cumulative profit recognized through June 30, 2008. (See Footnote 12.)  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Reclassifications

Certain prior period balances have been reclassified in the condensed consolidated financial statements to conform to current year presentation. These reclassifications had no effect on the reported net loss.

Revenue Recognition

Construction revenues are determined by applying the “Percentage of Completion” method, which requires the use of estimates on the future revenues and costs of a construction project. The U.S. Embassy project is a design/build contract with a fixed contract price. This contract is with the United States Government and includes provisions of termination for convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination. Revenues recognized under the Percentage of Completion method require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008 the FASB issued proposed FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP No. 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Description of Business

Telesource is an international company engaged primarily in two (2) business segments. We offer construction services as a Design Build General Contractor and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities. Telesource does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States. As a general contractor, Telesource pursues U.S. Government federal contracts with a focus on expanding its presence in the continental U.S. Our international construction experience has primarily been on U.S. territories abroad and Fiji. We have targeted both the U.S. Embassy work in foreign countries as well as U.S. Government projects located on U.S. soil. The Company, through a joint venture with Sayed Hamid Behbehani & Sons Co., W.L.L.(“SHBC”) was awarded a $42.6 million contract to build a new United States Embassy in Fiji. The joint venture (as explained below) received notice to proceed with construction in 2007.

The Company seeks new projects on a limited basis. Often, the Company does so in coordination with other companies in possible joint venture arrangements. SHBC would most likely be a primary joint venture partner for new projects. SHBC, together with certain related entities, owns 96.7% of the Company’s outstanding shares.

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

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., which maintains and operates diesel-fired electric power generation plants for the sale of electricity in the country. Additionally, the Company is attempting to develop future construction and other energy-related business activities in Fiji. The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth). Telesource CNMI, Inc. (“TCNMI”) operates a diesel-fired electric power generation plant for the sale of electricity to the local power grid. In Saipan, this subsidiary maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy-conversion opportunities in the region.

The Company’s construction joint venture with SHBC, named Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. (“TSI/SHBC JV”), also operates from the Lombard office. TSI/SHBC JV is a limited partnership, with an equity split of 51% Telesource and 49% SHBC. The total start-up equity of the joint venture was $2.2 million. Telesource is the general partner of TSI/SHBC JV and, accordingly, is authorized to determine the appropriate allocation of profit and losses. It is the general partner’s intention to allocate profits and losses 99% Telesource and 1% SHBC. The joint venture also has a wholly-owned subsidiary in Fiji, named Telesource SHBC (Fiji) Ltd. (“TSF”). The Company consolidated TSI/SHBC JV under the guidance of Emerging Issues Task Force 04-5.

3. Liquidity

As of June 30, 2008, the Company’s total assets exceeded total liabilities by $3.3 million. This was a $0.6 million improvement from December 31, 2007. The Company continues to rely on equity sales to SHBC and bank financing to support its operations. The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature. As of June 30, 2008, the Company had total outstanding debt of $3.5 million of which all is due within the next twelve (12) months. As of June 30, 2008, the Company had an accumulated deficit of $68.1 million and total stockholders’ equity of $2.2 million.

The Company incurred operating losses of $2.2 million and $1.0 million for the six (6) month periods ended June 30, 2008 and June 30, 2007, respectively. The Company incurred net losses to common stockholders of $2.3 million and $1.5 million, respectively, during each of the six (6) month periods ended June 30, 2008 and June 30, 2007.

Cash used in operating activities for the six (6) month periods ended June 30, 2008 and June 30, 2007 was $2.9 million and $294K, respectively. Cash used in investing activities was $6K for the six (6) month period ended June 30, 2008 and $188K for the six (6) month period ended June 30, 2007. Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $1.7 million and $1.3 million, respectively, for the six  (6) month periods ended June 30, 2008 and June 30, 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although the Company had experienced net working capital deficiencies in prior years and continues to experience recurring losses and negative cash flows from operations, SHBC has signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.95 million in 2008. Through June 30, 2008, $2.5 million of the guarantee was provided and an additional $300K in proceeds from the sale of common shares were provided and earmarked for new development activities. The additional $300K was not part of the Stock Purchase Agreement. In 2007, SHBC-related companies signed a Stock Purchase Agreement that committed to purchase $2.6 million of equity shares. These funds would be used to supplement cash needs arising from operational working capital shortages, debt repayment and business expansion.

SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering the remaining balance due to the Commercial Bank of Kuwait (see note 4 below).

The Company, in unregistered sales of securities to SHBC, received $10.1 million in exchange for 20.3 million common shares during 2007. These sales were consummated under a Stock Purchase Agreement with SHBC as described earlier. From an incremental sale of 15 million shares to SHBC affiliates, proceeds were used to pay off the $7.5 million Arab Banking Corporation Loan Facility.

See Footnote 12 Subsequent Events for unregistered sales made after this reporting period.

4. Short-Term Debt:

	June 30,	December 31,
	2008	2007

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180K plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two (2) shareholders of SHBC. The bank has a lien on the Tinian Power Plant. In the event the Company defaults on one (1) installment payment, the entire loan and accrued interest becomes due and payable.	$3,460,000	$4,540,000

ANZ Vehicle Leases, two due on November 9, 2009 and the third due on November 22, 2009, with monthly principal and interest payments of $698, $1,481 and $1,315 collateralized by the respective vehicles. Interest is charged at rates between 10.5% and 11.5%.	62,197	82,491

Total notes payable	3,522,197	4,622,491

Less current portion	3,522,197	2,197,497
Long-term portion	$—	$2,424,994

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200K (approximately USD $134K at June 30, 2008) for the purchase or leasing of vehicles. Interest will be charged at the then applicable leasing rate. This facility is revolving and is subject to annual review. As of June 30, 2008, the Company has drawn upon the credit facility in the amount of FJD $93K (approximately USD $62K).

5. Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued nor outstanding as of June 30, 2008. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

As of June 30, 2008 and December 31, 2007, respectively, approximately 130.9 million and 125.3 million shares of the Company’s common stock were issued and outstanding. During the first six (6) months of 2008, an additional 5.55 million shares were issued at a price of $0.50 per share.

6. Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3.18 million at June 30, 2008 and June 30, 2007.

7. Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit. The houses were built and subsequently occupied.  The Northern Mariana Housing Corporation filed a lawsuit against TCNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have a liability in the range of $500K to $1.2 million. The Company accrued an estimated $300K loss in 2004, $200K in 2006 and an additional $609K during 2007. In 2007 the Company paid $139K to claimants resulting in an accrual of $970K at December 31, 2007. While no incremental accruals or payments were made during the first quarter of 2008, two payments totaling $93K were made during the second quarter of 2008. Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD $1.3 million (approximately USD $870K at June 30, 2008) in accordance with its agreement with the Fiji Electric Authority.

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

TCNMI has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company incurred approximately $1.3 million in costs associated with this upgrade through December 31, 2007. The Company will be seeking certification of the upgrade by the client. Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from Commonwealth Utilities Corporation (CUC) for ongoing work in the same manner. The Company projects the completion of the upgrade in 2008 and, at this time, estimates the additional costs to be approximately in the range of $15K to $25K.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200K (approximately USD $134K at June 30, 2008). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the applicable leasing rate.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the local Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions. In May 2007, Telesource International, Inc. signed a four (4) year lease with Computhink, Inc., a related party. The lease expiration date is April 30, 2011. Future minimum rental commitments under all non-cancelable leases in effect at June 30, 2008 are as follows:

Year	Total Lease payments
2008	$116,786
2009	$116,121
2010	$92,449
2011	$31,100

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

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Telesource uses foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. Embassy project in Fiji. At June 30, 2008, the Company had six (6) Fijian Dollar foreign exchange contracts amounting to FJD $12.7 million and USD $8.5 million when converted. These contracts run monthly from July 11, 2008 through November 12, 2008 and are for the delivery of Fijian Dollars. The Company has recorded $79K of estimated unrealized foreign exchange gains relating to these contracts in its consolidated financial statements as of June 30, 2008.

Standby letters of credit and financial guarantees - The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $4.6 million at December 31, 2007. As of June 30, 2008, the remaining balance of $3.5 million on the loan from the Commercial Bank of Kuwait is guaranteed by SHBC. This loan remains on TCNMI’s books. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

9. Fair Value Disclosures

Effective January 1, 2008, we adopted FAS 157 which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We have not applied the provisions of FAS 157 to non-financial assets, such as our property and equipment and certain other assets, which are measured at a fair value for impairment assessment. We will apply the provisions of FAS 157 to these assets and liabilities beginning January 1, 2009 in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

The Company’s most significant non-financial asset that is affected by SFAS No. 157 is our foreign exchange contracts as described in Footnote 8. The value of these contracts was reported in the financial statements as of June 30, 2008 at $79K.

The foreign exchange contracts are for the purchase of Fijian dollars at specific dates. The value of the foreign exchange contracts are developed from an active quotation market. This market has significant volume, transactions and frequency to provide pricing in formation on an ongoing (hourly) basis. Therefore, the Company classifies the pricing of these transactions to be a Level 1 input as described under SFAS No. 157.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions — Not described Elsewhere

Certain of the Company’s directors and major stockholders are also owners, officers and/or directors of SHBC which is located in Kuwait. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 750 employees and over fifty (50) years’ experience. SHBC and related entities were the sole stockholders of Telesource prior to July 1999 and, as of June 30, 2008, owned 96.7% of the issued shares of common stock. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on TCNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders also had signed as guarantors on a $625K letter of credit issued to the Bank of Hawaii to secure two (2) installment loans which were completely paid in June of 2007. These credit facilities were used to finance the construction activities on the Tinian Power Plant, the West Tinian Airport expansion project and to provide financing for other projects.

Additionally, from time to time the Company may hire, on a part-time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

Furthermore, as noted above, SHBC and Telesource have formed a joint venture (TSI/SHBC JV) to bid on future construction projects. This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. SHBC has an agreement with the joint venture to provide consulting services for $25K per month for the duration of the U.S. Embassy project. The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum of the unreturned capital ($1.1 million).

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Consulting Fees	$150,000	$150,000
Costs on standby letters of credit	6,000	—
Interest (on unreturned capital)	36,485	28,329
Total	$192,485	$178,329

Net Computhink charges to the Company were $98K and $25K for the six (6) months ended June 30, 2008 and June 30, 2007, respectively. The Computhink charges include rent and utilities for office space the Company occupies, country research services related to our U.S. Government bids, computer hardware and software services that Computhink provides and other outside services.

The Company also rents office space and land from Retsa in Saipan and Tinian. Retsa is a related company of SHBC. The Company was invoiced by Retsa in the amount of $34K for both of the six (6) month periods ended June 30, 2008 and June 30, 2007.

Total related party accounts payable are summarized as follows:

	June 30, 2008	December 31, 2007
Accounts payable to SHBC	$291,498	$493,626
Accounts payable to Computhink	14,474	9,701
Accounts payable to Retsa	6,677	1,005
Total	$312,649	$504,332

The Company had total accounts receivable from SHBC of $111K of which $103K pertains to the sale of equipment to SHBC.

11. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $100K per institution. As of June 30, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2.6 million.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Business Segment Information

Telesource has three (3) operating segments:  power generation and construction of power plants, trading and construction services. The power generation and construction of power plants segment includes sales-type lease revenues recognized. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated. The following tables set forth certain segment information for the periods indicated:

	For the Six Months Ended June 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,491,464	32,023	10,631,360	13,154,847
Interest expense, net	124,455	—	8,202	132,657
Depreciation and amortization	74,653	59	68,413	143,124
Net income/(loss) to common stockholders	(1,483,986)	20,201	(805,028)	(2,268,813)
Total capital expenditures	32,763	—	986	33,749
Total assets	6,809,837	246	9,883,493	16,693,576

	For the Six Months Ended June 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,216,278	—	4,271,649	6,487,927
Interest expense/(income), net	504,401	—	(3,319)	501,082
Depreciation and amortization	81,038	—	38,271	119,309
Net income/(loss) to common stockholders	(1,890,887)	—	357,650	(1,533,237)
Total capital expenditures	40,912	—	188,008	228,920
Total assets	6,366,964	—	6,539,203	12,906,167

	For the Three Months Ended June 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,296,521	9,892	6,908,144	8,214,557
Interest expense, net	57,694	—	4,162	61,856
Depreciation and amortization	37,727	29	34,345	72,101
Net income/(loss) to common stockholders	(713,892)	3,640	2,766	(707,486)
Total capital expenditures	19,671	—	—	19,671
Total assets	6,809,837	246	9,883,493	16,693,576

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Business Segment Information (continued)

	For the Three Months Ended June 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,122,691	—	2,740,757	3,863,448
Interest expense/(income), net	250,254	—	(1,998)	248,256
Depreciation and amortization	39,787		30,200	69,987
Net income/(loss) to common stockholders	(1,060,321)	—	228,810	(831,511)
Total capital expenditures	29,756	—	67,935	97,691
Total assets	6,366,964	—	6,539,203	12,906,167

The basis used to attribute revenues to individual countries is based upon where the services are provided. The power generation segment includes revenues from the Company’s power station in Fiji and the power station on the island of Tinian located in the Commonwealth of the Northern Mariana Islands.

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

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $1.5 million. This change also decreased the cumulative profit recognized on the project which has been reflected in the June 30, 2008 financial statements.

14. Subsequent Events

On July 7, 2008, the Company issued 950K shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $475K.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others:  increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The following discussion, and analysis of the Company’s financial condition and results of operations, should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, and the 2007 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

The financial information discussed in the MD&A includes amounts that may be derived from using certain accounting estimates and assumptions. The following highlights accounting estimates and assumptions which the Company considers to be critical to the preparation of its financial statements because they inherently involve significant judgments and uncertainties. The Company cautions that these estimates are developed based upon available information at the time that the estimate was developed. However, future events rarely develop exactly as forecasted and the best estimates routinely require adjustment as more current information is known.

Construction revenues are determined by applying the Percentage of Completion method which requires the use of estimates on the future revenues and costs of a construction project. Our current project is a design/build contract with a fixed contract price. This contract is with the United States Government and includes provisions of termination for convenience by the party contracting with us, such provisions also allow payment to us for the work performed through the date of termination. Revenues recognized under the Percentage of Completion method require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in its financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims where the outcome is probable that the claim will be found in favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

“K” represents $1,000 when used in this report.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

Construction Revenues.  Construction revenues increased to $10.6 million from $4.3 million for the six (6) months ended June 30, 2008 compared to June 30, 2007.  The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by the end of April 2009.  The estimated $44.7 million revenue from this project is recorded on the Percentage of Completion method.  Approximately fifty (50%) percent of the project’s revenue has been reported through June 30, 2008.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $389K (or 19.6%) to $2.4 million for the six (6) months ended June 30, 2008 compared to $2.0 million for the six (6) months ended June 30, 2007.  The revenue increase resulted solely from favorable pricing levels in Fiji’s power generation business ($455K).  Favorable pricing adjustments are related to the formula calculation that is driven by both the consumer price index and foreign exchange variation components as well as by the operational conversion from light to heavy fuel oil which added FJD $0.05 per KWH.  In addition, a higher volume ($32K) of transmission and distribution business in Fiji during the first half of 2008 was more than offset by the reduction in Butoni Wind Farm revenues ($91K) due to completion of this project in September 2007.  The remaining revenue difference can be explained by a small decline ($7K) in revenues at TCNMI caused by the reduction in TOD operations.

Finance Lease Revenues.  Finance lease revenues decreased 48.8% to $118K for the six (6) months ended June 30, 2008 compared to $231K for the six (6) months ended June 30, 2007.  The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.  The expected end date of this contract is February 2009.  This accounts for the comparatively smaller annual amounts in Finance Lease Revenue.

Expenses

Construction Costs (including Construction Costs — Related Party).  Total construction costs increased to $11.4 million for the six (6) months ended June 30, 2008 compared to $3.8 million for the 2007 period. The increase was due to the continued construction of the U.S. Embassy in Fiji.  The project was 50% complete at June 30, 2008 and 10% complete as of June 30, 2007, respectively.  Therefore, construction expenses increased due to the normal increase in activity to build the Embassy.  In addition, a revised estimated cost to complete was developed during the first quarter of 2008.  The revised estimated cost to complete was primarily a result of increases in costs associated with the subcontractor and, to a lesser degree, other Embassy-related construction costs.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs decreased 23.2% to $1.6 million for the six (6) months ended June 30, 2008 compared to $2.1 million for the six (6) months ended June 30, 2007.  The decrease was due to a significant reduction ($439K) in TCNMI’s operational costs which is attributed to several factors, including lower power plant maintenance costs ($172K), lower TOD operating expenses ($225K) and power plant sub-contractor costs ($58K), partially offset by variances in miscellaneous other expense categories ($15K).  Also contributing $34K to the decrease in costs is Fiji with the completion of the Butoni Wind Farm contract ($71K) and a decrease in planned maintenance at Vuda ($28K), partially offset by higher labor costs ($43K) attributed to hiring more employees for the transmission and distribution overhead work and higher labor charges at Kinoya ($21K) stemming from a COLA wage hike and change in the personnel wage rates.  The transmission and distribution overhead work in Fiji has been discontinued due to Fiji Electric’s decision to self-perform this work.  All employees who were hired and working on transmission and distribution during the first quarter have been terminated in the second quarter.  All the related activities have been discontinued.  The Company has recorded $51K in costs associated with discontinuing these operations.

Salaries and Employee Benefits.  Salaries and employee benefits increased 40.1% to $839K for the six (6) months ended June 30, 2008 from $599K for the six (6) months ended June 30, 2007.  The increase was principally due to more personnel in Telesource’s Corporate Office to accommodate the U.S. Embassy project, new business development and increases in salaries for existing management and employees.  Included in the addition of personnel were a Senior V.P. of Construction as well as positions in procurement, accounting and administration.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Administrative Expenses.  General and administrative expenses were $1.3 million at June 30, 2008 or $361K higher than the like period ended June 30, 2007.  The increase stemmed from the following:  higher professional fees ($444K) mostly driven by business development activities and Sarbanes-Oxley compliance work and higher director-related expenses ($80K) from the addition of two (2) directors and expenses relating to the April 2008 Board meeting in New York City.  This increase was partially offset by lower bank charges ($84K) owing to lower TCNMI loan fees and lower miscellaneous expenses ($71K) which was primarily due to an amendment agreement with CUC effectively reducing TCNMI’s accounts payable to CUC for inventory purchased. .

Other Income/(Expense).  Other income/(expense) showed marked improvement ($569K) during the first six (6) months of 2008 compared to the same period of 2007, as the 2007 expense of $387K improved resulting in income of $182K in 2008.  This improvement was due to significantly lower interest expense ($368K) at TCNMI as a result of the payoff of the $7.5 million loan from Arab Banking Corporation during the third quarter of 2007 and both foreign exchange and forward contract gains totaling $212K, partially offset by a loss of $11K on the sale of fixed assets in Fiji.

Net Loss to Common Stockholders.  Net loss to common stockholders was $2.3 million for the six (6) months ended June 30, 2008 and $1.5 million for the six (6) months ended June 30, 2007.  The difference is due primarily to the Company revising its estimated costs on the Embassy project.  Due to the change in estimated costs, the Company’s net loss to shareholders included a loss of approximately $805K on the Embassy project for the six (6) months ended June 30, 2008.  This is in comparison to an approximate $358K profit on the Embassy project included in the net loss to shareholders reported for the six (6) months ended June 30, 2007.  This adverse effect was partially offset by an improvement in power generation profits from the aforementioned favorable impacts of lower operating costs at both TCNMI and Fiji and pricing at Fiji.  Lower interest expenses and gains in foreign exchange rates and forward contract hedging also contributed.

Results of Operations for the three (3) months ended June 30, 2008 compared to the three (3) months ended June 30, 2007

Revenues

Construction Revenues.  Construction revenues increased to $6.9 million for the three (3) months ended June 30, 2008 compared to $2.7 million in the comparable 2007 quarter.  The increase is solely attributed to progress on the U.S. Embassy project in Fiji which began in January 2007.  This now $44.7 million project is expected to be completed by April 2009.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased 22.9% to $1.2 million for the three (3) months ended June 30, 2008 compared to $1.0 million in the three (3) months ended June 30, 2007.  The Fijian and Tinian power operations contributed $299K and $23K, respectively, of the improvement due primarily to increased power production combined with higher rates from heavy fuel operation and contracted inflationary increases.  Offsetting the improvement were reductions in transmission and distribution ($46K) and Butoni Wind Farm ($45K) businesses.

Finance Lease Revenues.  Finance lease revenues decreased 52.4% to $52K for the three (3) months ended June 30, 2008 compared to $109K for the three (3) months ended June 30, 2007.  The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant loan agreement to yield a constant rate of return.

Expense

Construction Costs (including Construction Costs – Related Party).  Total construction costs increased to $6.9 million for the three (3) months ended June 30, 2008 compared to $2.6 million in the 2007 quarter.  The increase was directly related to the U.S. Embassy project.  As the U.S. Embassy project progresses to completion, the construction costs have increased and are expected to continue to increase.  As noted above, the project is 50% complete compared to 10% in June 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant decreased 32.1% to $788K for the three (3) months ended June 30, 2008, compared to $1.2 million for the three (3) months ended June 30, 2007.  The decrease derives from lower power generation ($169K) due to less required maintenance than the same period ended June 30, 2007, Transmission and Distribution ($172K) and the Butoni Wind Farm ($31K) expenses.

Salaries and Employee Benefits.   Salaries and employee benefits increased 27.0% to $415K for the three (3) months ended June 30, 2008, from $327K for the three (3) months ended June 30, 2007.  The increase was a combination of executive salary increases and the hiring of a Senior V.P. of Construction, purchasing, accounting and administrative personnel at the Corporate Headquarters.  These additional positions were required due to the U.S. Embassy project as well as new business development.

General and Administrative Expenses.   General and administrative expenses increased to $674K for the three (3) months ended June 30, 2008, from $465K for the three (3) months ended June 30, 2007.  The $209K increase in expenses was primarily due to professional fees for business development activities attributed to the hiring of consultants to research the business dynamics of the construction and energy markets and, more specifically, the segments of interest to Telesource.  Also contributing were higher legal fees relating to work performed for employee benefits and compensation matters, as well as for outside purchasing services to enable the purchase of materials for the U.S. Embassy project in Fiji.

Other Income/Expense, Net.  Other expense of $187K for the three (3) months ended June 30, 2007improved to other  income of $50K for the three (3) months ended June 30, 2008.  The improvement occurred primarily due to a reduction in interest expense as a result of lower debt combined with an increase in interest income as a result of strengthened cash management processes.

Net Loss to Common Stockholders.  Net losses to common stockholders were $707K for the three (3) months ended June 30, 2008, and $832K for the three (3) months ended June 30, 2007.   The $124K improvement in net loss during the three (3) months ended June 30, 2008, versus 2007 resulted from higher power production levels and lower operation and maintenance costs in the power generation business.

Liquidity

As of June 30, 2008, the Company’s total assets exceeded total liabilities by $3.3 million.  This was a $0.6 million improvement from December 31, 2007.  The Company continues to rely on equity sales to SHBC and bank financing to support its operations.  The Company’s ability to refinance its existing bank debt is critical to provide funding to satisfy the Company’s obligations as they mature.  As of June 30, 2008, the Company had total outstanding debt of $3.5 million all of which is due within the next twelve (12) months.  As of June 30, 2008, the Company had an accumulated deficit of $68.1 million and total stockholders’ equity of $2.1 million.

The Company incurred operating losses of $2.2 million and $1.0 million for the six (6) months ended June 30, 2008 and June 30, 2007, respectively.  In addition, during the same respective periods, the Company incurred net losses to common stockholders of $2.3 million in 2008 and $1.5 million in 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash used in operating activities was $2.9 million and $294K for the first six (6) months ended June 30, 2008 and June 30, 2007, respectively.  Cash used in investing activities was $6K through the first six (6) months of 2008 compared to a use of $188K for the first six (6) months of 2007.  Financing activities provided funds of $1.7 million and $1.3 million, respectively, for the first six (6) month periods ended June 30, 2008 and June 30, 2007.

Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.  SHBC signed a Stock Purchase Agreement that provided a cash infusion guarantee of $2.6 million for 2007, and another in December 2007 that is to provide $2.95 million for 2008.  These funds would work to supplement cash needs arising from operational working-capital shortages, debt repayment and business expansion.  SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering all of the Company’s debt of $3.5 million.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at June 30, 2008:

Uncompleted as of December 31, 2007 (Project initiated as of January 1, 2007)	$32,468,646
New contract	—
Contract adjustments	349,520

32,818,166

Less: Construction revenue earned for the six (6) months ended June 30, 2008	10,631,360

Backlog balance at June 30, 2008	$22,186,806

Item 4T.    Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008.  Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).

Internal control over financial reporting is a process designed and maintained by, or under the supervision of, management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of, and the dispositions of the assets of, the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Changes in Internal Control over Financial Reporting.

Management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, material weaknesses were described in our annual report on form 10-K for the year ended December 31, 2007.  During the quarter ended June 30, 2008, management implemented changes to the Company’s internal controls over financial reporting, as described below, which remediated the material weaknesses described below:

I.                 MATERIAL WEAKNESS:  We did not establish adequate controls to maintain an appropriate environment relating to integrity and ethical values as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that, in aggregate, constituted a material weakness:

•                  DEFICIENCY:  We did not communicate or reinforce the Code of Ethics on a regular basis with all employees.  Personnel in Fiji were not given employee handbooks or the Code of Ethics upon employment.

                        REMEDIATION:  We re-issued the Code Of Ethics and the revised employee handbooks to all employees in every division.  All new employees are distributed a copy of the Code of Ethics and employee handbook.  The Company obtained signatures from all employees upon receipt of the re-issued Code of Ethics and employee handbook.  These signed forms are now included in each employee’s personnel file.

•                  DEFICIENCY:  We did not establish sufficient communication channels for internal reports of potential fraud and violations of the Code of Ethics.  The Company did not have a “whistleblower hotline” in operation to serve as a separate communications channel for employees at all locations to report violations and a process for the Board of Directors to receive such reports.

                        REMEDIATION:  The Company developed a whistleblower policy and incorporated such policy in the employee handbook.   In addition, the Company hired Syrus, a independent third-party vendor, to receive all communications.  All employees were given a presentation and a handout which described when and how to communicate any violations of the Code of Ethics.

•                  DEFICIENCY:  We did not establish sufficient communication channels for external parties to report suspected fraud or violations of the Code of Ethics.  The Company’s public website did not communicate our corporate governance policies or the Code of Ethics.  Contact information contained in the website was not up to date and did not provide a clear channel for external parties to report potential violations of our policies.

                        REMEDIATION:  Our website now includes the Code of Ethics and contact information of our whistleblower hotline.  External parties can now report potential violations of Company policy directly to Syrus.

II.             MATERIAL WEAKNESS:  We did not establish adequate controls to maintain an effective control environment related to human resources as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that in aggregate constituted a material weakness:

•                  DEFICIENCY:  We did not establish sufficient controls over personnel records at all locations.

REMEDIATION:  All divisions now have personnel records located in secure locations for all employees in all divisions.  In December, 2007, the Company hired Paychex, a third-party human resources firm, to assist in monitoring and reviewing our controls over personnel records.  This is an ongoing process.

•                  DEFICIENCY:  We did not establish sufficient formal policies and procedures governing human resource processes.

REMEDIATION:  The Company developed a chart of responsibilities governing human resource processes.  Together with Paychex we have rewritten the employee handbook and have assigned individuals in every division responsibility for human resources functions.  Monthly meetings and reports are used to reinforce the changes in human resources and ensure continued compliance.

III.         MATERIAL WEAKNESS:  We did not establish adequate controls to maintain an effective Information Technology (“IT”) control environment as defined in the Internal Control-Integrated Framework published by COSO.  Specifically, we identified the following deficiencies that, in aggregate, constituted a material weakness:

•                  DEFICIENCY:  We did not establish sufficient IT systems and infrastructure in Fiji to support effective financial reporting objectives.

REMEDIATION:  The Company purchased a server for its Fiji operations and its accounting software now resides on the server.

•                  DEFICIENCY:  We did not establish comprehensive IT policies and procedures across all locations.  Controls over areas such as IT entity level controls and IT general controls were not implemented; therefore, we lacked the necessary controls over application change management, application access and security, operating systems, computer operations and network security.

REMEDIATION:  IT policies and procedures were implemented across all divisions and include IT entity level controls and IT general controls.  As a result, all application changes are documented and approved by the appropriate assigned individuals.  In addition, we hired Pacific Limited to provide onsite IT service and support as well as audit functions in our Fiji operations.

As a result of the foregoing changes in policies and procedures, management has concluded that as of June 30, 2008 our internal control over financial reporting is effective.

Inherent Limitations on Effectiveness of Controls.

Because of the inherent limitations in all control systems, no control system can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

We issued unregistered securities in the following transactions during the six (6) months ended June 30, 2008.

•                  On January 7, 2008 we issued 2.95 million shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1.475 million.

•                  On February 7, 2008 we issued 600K shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $300K.

•                  On May 7, 2008 we issued 2.0 million shares of our common stock pursuant to an exemption under Regulation S of the Securities Act for $1.0 million.

•                  On July 7, 2008 the Company issued 950K shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $475K.

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

Telesource International, Inc.
(Registrant)

Dated: August 14, 2008	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer