Form 10-Q
period 2008-09-30
TELESOURCE INTERNATIONAL INC
filed 2008-11-12
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

DURING THE PRECEDING FIVE YEARS

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐     No  ☒

On November 14, 2008, 131,835,661 shares of our common stock were outstanding.

TELESOURCE INTERNATIONAL, INC.

Part 1:  Financial Information

Item 1:  Financial Statements

TELESOURCE INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

As of  September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$7,905,535	$4,032,631
Accounts receivable less allowance for doubtful accounts of $134,528 at September 30, 2008 and $91,841 at December 31, 2007	5,402,652	2,129,419
Accounts receivable - related party	125,934	—
Current portion of net investment in sales-type lease	1,123,461	2,583,819
Inventories - engine components	1,411,269	1,091,870
Prepaid expenses and other current assets	773,341	2,021,013
Total current assets	16,742,192	11,858,752
Net investment in sales-type lease – long term	—	454,651
Property, plant, and equipment, net	367,655	623,304
Other assets	103,848	111,904
Total assets	$17,213,695	$13,048,611
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,920,000	$2,197,497
Accounts payable	4,791,541	1,952,349
Accounts payable – related party	296,068	504,332
Accrued expenses	2,115,875	1,903,106
Interest payable - related party	119,980	72,206
Other current liabilities	676,565	—
Billings in excess of costs and estimated earnings	3,997,154	1,325,384
Total current liabilities	14,917,183	7,954,874

Long-term debt	—	2,424,994
Total liabilities	14,917,183	10,379,868

Minority interest	1,098,888	1,112,757

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 200,000,000 shares, 131,835,661 issued at September 30, 2008 and 125,335,661 issued at December 31, 2007.	1,318,357	1,253,357
Additional paid-in capital	69,166,965	65,981,965
Accumulated deficit	(69,314,052)	(65,829,850)
Accumulated comprehensive income	26,354	150,514
Total stockholders’ equity	1,197,624	1,555,986

Total liabilities, minority interest and stockholders’ equity	$17,213,695	$13,048,611

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Nine Months Ended September 30, 2008 and September 30, 2007

	2008	2007

Revenues:
Construction revenues	$18,338,825	$8,350,121
Service fees – power generation plant	3,578,292	3,323,106
Service Fees – related party	32,849	—
Finance lease revenue	154,991	326,165
Other revenue	170	3,422
Gross revenues	22,105,127	12,002,814
Costs and expenses:
Construction costs	18,909,430	7,186,140
Construction costs - related party	234,000	225,000
Operation and maintenance costs - power generation plant	2,322,087	3,012,860
Provision for unbilled and uncollected accounts	43,038	25,241
Cost of revenues	21,508,555	10,449,241
Gross profit	596,572	1,553,573
Operating expenses:
Salaries and employee benefits	1,326,689	941,291
Occupancy and equipment	48,570	77,761
Occupancy - related party	124,878	84,204
General and administrative	1,717,907	1,417,217
Total operating expenses	3,218,044	2,520,473
Operating loss	(2,621,472)	(966,900)
Other income/(expense):
Interest expense, net	(137,937)	(751,706)
Interest expense - related party	(55,064)	(46,569)
Other income/(expense), net	(273,461)	190,862
Total other expense	(466,462)	(607,413)

Loss before income taxes and minority interest	(3,087,934)	(1,574,313)
Income tax expense	410,137	255,668

Net loss to common stockholders before minority interest	(3,498,071)	(1,829,981)
Minority interest	(13,869)	8,007

Net loss to common stockholders after minority interest	$(3,484,202)	$(1,837,988)

Basic and diluted net loss per share	$(0.027)	$(0.017)
Weighted average shares outstanding	130,088,773	107,381,678

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended September 30, 2008 and September 30, 2007

	2008	2007
Revenues:
Construction revenues	$7,707,465	$4,078,472
Service fees – power generation plant	1,205,325	1,339,414
Service fees – power generation plant, related party	826	(1,484)
Finance lease revenue	36,664	95,063
Other revenue	—	3,422
Gross revenues	8,950,280	5,514,887
Costs and expenses:
Construction costs	7,587,815	3,512,058
Construction costs - related party	41,515	75,000
Operation and maintenance costs - power generation plant	746,215	959,648
Provision for unbilled and uncollected accounts	7,336	351
Cost of revenues	8,382,881	4,547,057
Gross profit	567,399	967,830
Operating expenses:
Salaries and employee benefits	487,777	342,491
Occupancy and equipment	18,328	13,839
Occupancy - related party	41,160	45,694
General and administrative	431,345	491,312
Total operating expenses	978,610	893,336
Operating (loss)/income	(411,211)	74,494
Other income (expense):
Interest expense, net	(41,765)	(278,954)
Interest expense - related party	(18,579)	(18,239)
Other (expense)/income, net	(588,434)	76,738
Total other expense	(648,778)	(220,455)

Loss before income taxes and minority interest	(1,059,989)	(145,961)
Income tax expense	161,137	154,396

Net loss to common stockholders before minority interest	(1,221,126)	(300,357)
Minority interest	(5,737)	4,394

Net loss to common stockholders after minority interest	$(1,215,389)	$(304,751)

Basic and diluted net loss per share	$(0.009)	$(0.003)
Weighted average shares outstanding	131,763,376	109,364,027

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months Ended September 30,
	2008	2007

Net Loss	$(3,484,202)	$(1,837,988)
Other comphensive (loss)/income:
Foreign currency translation adjustment	(124,161)	166,417

Comprehensive loss	$(3,608,363)	$(1,671,571)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three Months Ended September 30, 2008 and September 30, 2007

	Three Months Ended September 30,
	2008	2007

Net Loss	$(1,215,389)	$(304,751)
Other comphensive (loss)/income:
Foreign currency translation adjustment	(221,681)	78,262

Comprehensive loss	$(1,437,070)	$(226,489)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2008 and September 30, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,484,202)	$(1,837,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209,201	187,536
Loss/(Gain) on sale or disposal of fixed assets	34,286	(37,578)
Provision for unbilled and uncollected accounts	42,687	25,241
Minority interest	(13,869)	8,007
Changes in assets and liabilities:
Accounts Receivable	(3,334,145)	(1,288,075)
Accounts Receivable - related party	(125,934)	(3,432)
Prepaid expenses and other current assets	879,549	(481,790)
Net investment in sales-type lease	1,915,009	1,743,836
Other assets	5,837	(54,657)
Accounts payable	2,926,235	1,308,223
Accounts payable - related party	(208,264)	136,486
Accrued expenses	223,817	24,610
Interest payable - related party	55,064	—
Billings in excess of cost and estimated earnings	2,671,770	259,909
Other liabilities	676,565	(10,110)
Net cash provided by/(used in) operating activities	2,473,606	(19,782)

Cash flows from investing activities:
Proceeds from sale of equipment	75,363	44,500
Capital expenditures	(63,983)	(261,838)
Net cash provided by/(used in) investing activities	11,380	(217,338)

Cash flows from financing activities:
Principal payments on borrowings	(1,701,175)	(9,463,469)
Proceeds from sale of common stock	3,250,000	9,479,000
Capital contributions from minority interest holders	—	1,100,080
Net cash provided by financing activities	1,548,825	1,115,611

Effect of exchange rate changes on cash	(160,907)	98,486
Net increase in cash and cash equivalents	3,872,904	976,977
Cash and cash equivalents at beginning of period	4,032,631	2,194,207
Cash and cash equivalents at end of period	$7,905,535	$3,171,184
Supplemental disclosure:
Cash paid during the year for interest	$204,061	$769,287
Cash paid during the year for income taxes	199,121	328,139

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. In April 2008, the Company revised its cost estimates for the Embassy project to reflect the impact of claims from the subcontractor as well as certain other costs. The Company applied the cumulative catch-up method which resulted in a decrease of revenues by approximately $3.1 million through September 30, 2008. This, in turn, reduced the cumulative profit recognized through September 30, 2008. (See Footnote 13.)  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire calendar year ending December 31, 2008.

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

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Description of Business

Telesource is an international company engaged primarily in two (2) business segments. We offer construction services as a Design Build General Contractor and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities. Telesource does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States. As a general contractor, Telesource pursues U.S. Government federal contracts with a focus on expanding its presence in the continental U.S. Our international construction experience has primarily been on U.S. territories abroad and Fiji. We have targeted both the U.S. Embassy work in foreign countries as well as U.S. Government projects located on U.S. soil. The Company, through a joint venture with Sayed Hamid Behbehani & Sons Co., W.L.L.(“SHBC”) was awarded a $42.6 million contract to build a new United States Embassy in Fiji.  The contract value has increased to $44.7 million as of September 30, 2008 due to amendments issued by the owner.  The joint venture (as explained below) received notice to proceed with construction in 2007.

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

3. Liquidity

As of September 30, 2008, the Company’s total assets exceeded total liabilities by $2.3 million. This was a $0.4 million decline from December 31, 2007. The Company continues to rely on equity sales to Affiliates of SHBC and bank financing to support its operations.  On November 4, 2008, the company made a payment of $2.2 million on the $2.9 million outstanding debt.  This has resulted in reducing the company’s debt to $720K.  (See Footnote 14.)  As of September 30, 2008, the Company had total outstanding debt of $2.9 million of which all is due within the next twelve (12) months. As of September 30, 2008, the Company had an accumulated deficit of $69.3 million and total stockholders’ equity of $1.2 million.

The Company incurred operating losses of $2.6 million and $1.0 million for the nine (9) month periods ended September 30, 2008 and September 30, 2007, respectively. The Company incurred net losses to common stockholders of $3.5 million and $1.8 million, respectively, during each of the nine (9) month periods ended September 30, 2008 and September 30, 2007.

Cash generated by operating activities for the nine (9) month periods ended September 30, 2008  was $2.5million and for the same period in 2007 cash used was $20K.  Cash provided by investing activities was $11K for the nine (9) month period ended September 30, 2008 and $217K used for the nine (9) month period ended September 30, 2007. Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $3.2 million and $10.6 million less the $1.7 million and $9.5 million of repayment of debt, respectively, for the nine  (9) month periods ended September 30, 2008 and September 30, 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although the Company had experienced net working capital deficiencies in prior years and continues to experience recurring losses, cash flows from operations were positive through the nine months ended September 30, 2008, Affiliates of SHBC have signed a Stock Purchase Agreement that provides a cash infusion guarantee of $2.95 million in 2008. Through September 30, 2008, all of the guarantee was provided and an additional $300K in proceeds from the sale of common shares were provided and earmarked for new development activities. The additional $300K was not part of the Stock Purchase Agreement.  In 2007, SHBC-related companies signed a Stock Purchase Agreement that committed to purchase $2.6 million of equity shares. These funds would be used to supplement cash needs arising from operational working capital shortages, debt repayment and business expansion.

SHBC has continued its support of the Company and has agreed to guarantee or provide letters of credit covering the remaining balance due to the Commercial Bank of Kuwait (see note 4 below).

The Company, in unregistered sales of securities to SHBC, received $10.1 million in exchange for 20.3 million common shares during 2007. These sales were consummated under a Stock Purchase Agreement with Affiliates of SHBC as described earlier. From an incremental sale of 15 million shares to SHBC affiliates, proceeds were used to pay off the $7.5 million Arab Banking Corporation Loan Facility.

Through the first nine months of 2008 the Company received $3.25 million in exchange for 6.5 million common shares.

See Footnote 14 Subsequent Events for unregistered sales made after this reporting period.

4. Short-Term Debt:

	Septmeber 30,	December 31,
	2008	2007

Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180K plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The loan is guaranteed by SHBC and two (2) shareholders of SHBC. The bank has a lien on the Tinian Power Plant. In the event the Company defaults on one (1) installment payment, the entire loan and accrued interest becomes due and payable. (See Footnote 14.)	$2,920,000	$4,540,000

ANZ Vehicle Leases, the vehicle leases were paid off in entirety on September 17th, 2008.	—	82,491

Total notes payable	2,920,000	4,622,491

Less current portion	2,920,000	2,197,497
Long-term portion	$—	$2,424,994

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200K (approximately USD $125K at September 30, 2008) for the purchase or leasing of vehicles. Interest will be charged at the then applicable leasing rate. This facility is revolving and is subject to annual review. As of September 30, 2008, the Company has a zero balance on the credit facility.

5. Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued nor outstanding as of September 30, 2008. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

As of September 30, 2008 and December 31, 2007, respectively, approximately 131.8 million and 125.3 million shares of the Company’s common stock were issued and outstanding. During the first nine (9) months of 2008, an additional 6.5 million shares were issued at a price of $0.50 per share.

6. Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 3.18 million at September 30, 2008 and September 30, 2007.

7. Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit. The houses were built and subsequently occupied.  The Northern Mariana Housing Corporation filed a lawsuit against TCNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have a liability in the range of $500K to $1.2 million. The Company accrued an estimated $300K loss in 2004, $200K in 2006 and an additional $609K during 2007. In 2007 the Company paid $139K to claimants resulting in an accrual of $970K at December 31, 2007. While no incremental accruals or payments were made during the first or third quarters of 2008, two payments totaling $93K were made during the second quarter of 2008. Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD $1.3 million (approximately USD $812K at September 30, 2008) in accordance with its agreement with the Fiji Electric Authority.

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

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200K (approximately USD $125K at September 30, 2008). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the applicable leasing rate.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions. In May 2007, Telesource International, Inc. signed a four (4) year lease with Computhink, Inc., a related party. The lease expiration date is April 30, 2011. Future minimum rental commitments under all non-cancelable leases in effect at September 30, 2008 are as follows:

Year	Total Lease payments
2008	$47,217
2009	$116,121
2010	$92,449
2011	$32,058

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

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Telesource uses foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. Embassy project in Fiji. At September 30, 2008, the Company had ten (10) Fijian Dollar foreign exchange contracts amounting to FJD $21.9 million and USD $14.1 million when converted. These contracts run monthly from October 15, 2008 through May 5, 2009 and are for the delivery of Fijian Dollars. The Company has recorded $677K of estimated unrealized foreign exchange losses relating to these contracts in other accrued liabilities in its consolidated financial statements as of September 30, 2008.

Standby letters of credit and financial guarantees - The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately $4.6 million at December 31, 2007. As of September 30, 2008, the remaining balance of $2.9 million on the loan from the Commercial Bank of Kuwait is guaranteed by SHBC. This loan remains on TCNMI’s books. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

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

The Company’s most significant non-financial asset that is affected by SFAS No. 157 is our foreign exchange contracts as described in Footnote 8. The value of these contracts was reported in the financial statements as of September 30, 2008 as a liability of $677K.

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

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions — Not described Elsewhere

Certain of the Company’s directors and major stockholders are also owners, officers and/or directors of SHBC which is located in Kuwait. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with approximately 1750 employees and over fifty (50) years’ experience. SHBC and related entities were the sole stockholders of Telesource prior to July 1999 and, as of September 30, 2008, owned 96.7% of the issued shares of common stock. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, have signed as guarantors on TCNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch. SHBC and its majority stockholders also had signed as guarantors on a $625K letter of credit issued to the Bank of Hawaii to secure two (2) installment loans which were completely paid in June of 2007. These credit facilities were used to finance the construction activities on the Tinian Power Plant, the West Tinian Airport expansion project and to provide financing for other projects.

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Consulting Fees	$225,000	$225,000
Costs on standby letters of credit	9,000	—
Interest (on unreturned capital)	55,064	46,569
Total	$289,064	$271,569

Net Computhink charges to the Company were $126K and $57K for the nine (9) months ended September 30, 2008 and September 30, 2007, respectively. The Computhink charges include rent and utilities for office space the Company occupies, country research services related to our U.S. Government bids, computer hardware and software services that Computhink provides and other outside services.

The Company also rents office space and land from Retsa in Saipan and Tinian. Retsa is a related company of SHBC. The Company was invoiced by Retsa in the amount of $50K and $59K, respectively, for the nine (9) month periods ended September 30, 2008 and September 30, 2007.

Total related party accounts payable are summarized as follows:

	September 30, 2008	December 31, 2007
Accounts payable to SHBC	$294,497	$493,626
Accounts payable to Computhink	1,571	9,701
Accounts payable to Retsa	—	1,005
Total	$296,068	$504,332

The Company had total accounts receivable from SHBC of $126K.  The majority (about $103K) pertains to the sale of equipment to SHBC.

11. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $100K per institution. As of September 30, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $7.8 million.

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

	For the Nine Months Ended September 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,733,453	32,849	18,338,825	22,105,127
Interest expense, net	178.849	—	14,152	193,001
Depreciation and amortization	107,369	120	101,712	209,201
Net (loss)/income to common stockholders	(2,123,751)	12,607	(1,373,058)	(3,484,202)
Total capital expenditures	63,008	—	975	63,983
Total assets	5,660,743	317	11,552,635	17,213,695

	For the Nine Months Ended September 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,652,693	—	8,350,121	12,002,814
Interest expense, net	751,706	—	46,569	798,275
Depreciation and amortization	118,543	—	68,993	187,536
Net (loss)/income to common stockholders	(2,640,833)	—	802,845	(1,837,988)
Total capital expenditures	17,655	—	244,183	261,838
Total assets	4,011,886	—	8,291,490	12,303,376

	For the Three Months Ended September 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,241,989	826	7,707,465	8,950,280
Interest expense, net	54,394	—	5,950	60,344
Depreciation and amortization	32,717	61	33,299	66,077
Net (loss) to common stockholders	(639,765)	(7,594)	(568,030)	(1,215,389)
Total capital expenditures	30,246	—	(11)	30,235
Total assets	5,660,743	317	11,552,635	17,213,695

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Business Segment Information (continued)

	For the Three Months Ended September 30, 2007
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,436,415	—	4,078,472	5,514,887
Interest expense/(income), net	238,147	—	18,240	256,387
Depreciation and amortization	37,505		30,722	68,227
Net (loss)/income to common stockholders	(749,946)	—	445,195	(304,751)
Total capital expenditures	(23,257)	—	56,175	32,918
Total assets	4,011,886	—	8,291,490	12,303,376

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

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $3.1 million through September 30, 2008. This change also decreased the cumulative profit recognized on the project which has been reflected in the September 30, 2008 financial statements.

14. Subsequent Events

On October 31, 2008 the Company issued 4.44 million shares of common stock pursuant to an exemption under Regulation S of the Securities Act for 2.22 million.  The proceeds of this issuance were applied to the outstanding CBK loan in the amount of $2.2 million.  Payment to CBK occurred on November 4, 2008.

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

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

Construction Revenues.  Construction revenues increased to $18.3 million from $8.4 million for the nine (9) months ended September 30, 2008 compared to September 30, 2007.  The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by the end of April 2009.  The estimated $44.7 million revenue from this project is recorded on the Percentage of Completion method.  Approximately sixty eight (68%) percent of the project’s revenue has been reported through September 30, 2008.  During the first nine (9) months of 2007 recognized construction revenue of nineteen (19%) percent of the total project revenue was mainly comprised of mobilization, temporary facilities, minimal concrete work and site preparation.  The construction revenue increase of forty nine (49%) percent of the total project revenue during the first nine (9) months of 2008 was due to the large amount of site, concrete, steel, metal, waterproofing, HVAC, plumbing and electrical work completed that was required to construct the main buildings of the new embassy compound.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $255K (or 7.7%) to $3.6 million for the nine (9) months ended September 30, 2008 compared to $3.3 million for the nine (9) months ended September 30, 2007.  The revenue increase resulted solely from favorable pricing levels in Fiji’s power generation business ($359K).  Favorable pricing adjustments are related to the formula calculation that is driven by both the consumer price index and foreign exchange variation components as well as by the operational conversion from light to heavy fuel oil which added FJD $0.05 per KWH.  In addition, a slightly higher volume ($4K) of transmission and distribution business in Fiji during the first nine months of 2008 was more than offset by the reduction in Butoni Wind Farm revenues ($102K) due to completion of this project in September 2007.  The remaining revenue difference can be explained by a small decline ($6K) in revenues at TCNMI caused mostly by the reduction in transmission and distribution (“TOD”) work.

Finance Lease Revenues.  Finance lease revenues decreased 52.5% to $155K for the nine (9) months ended September 30, 2008 compared to $326K for the nine (9) months ended September 30, 2007.  The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant contract to yield a constant rate of return.  The expected end date of this contract is February 2009.  This accounts for the comparatively smaller annual amounts in Finance Lease Revenue.

Expenses

Construction Costs (including Construction Costs — Related Party).  Total construction costs increased to $19.1 million for the nine (9) months ended September 30, 2008 relative to $7.4 million during the comparable 2007 period. The increase was due to the continued construction of the U.S. Embassy in Fiji.  The project was 68% complete at September 30, 2008 and 19% complete as of September 30, 2007, respectively.  Therefore, construction expenses increased due to the normal increase in activity to build the Embassy.  In addition, a revised estimated cost to complete was developed during the first quarter of 2008.  The revised estimated cost to complete was primarily a result of increases in costs associated with the subcontractor and, to a lesser degree, other Embassy-related construction costs.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs decreased 22.9% to $2.3 million for the nine (9) months ended September 30, 2008 compared to $3.0 million for the nine (9) months ended September 30, 2007.  The decrease was due to a significant reduction ($528K) in TCNMI’s operational costs which is attributed to four main factors, including lower TOD operating expenses ($239K), lower power plant maintenance costs ($190K) less power plant sub-contractor costs ($56K) and lower fuel and oil consumables costs ($47K).  Also contributing to the decrease were lower power generation costs in Fiji ($51K), mostly from lower maintenance costs at Vuda, lower transmission and distribution costs ($30K) and the completion of the Butoni Wind Farm contract in 2007 which did not have re-occurring costs of  $83K in 2008.  The transmission and distribution overhead work in Fiji has been discontinued due to Fiji Electric Authority’s (“FEA”) decision to self-perform this work.  All employees who were hired and working on transmission and distribution during the first quarter were terminated in the second quarter.  All the related activities have been discontinued.  The Company has recorded $51K in costs associated with discontinuing these operations.

Salaries and Employee Benefits.  Salaries and employee benefits increased 40.9% to $1.3 million for the nine (9) months ended September 30, 2008 from $941K for the nine (9) months ended September 30, 2007.  The increase was principally due to more personnel in Telesource’s Corporate Office to accommodate growth in the U.S. Embassy construction market, expanding new business development activity and normal annual increases in salaries for existing management and employees.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Administrative Expenses.  General and administrative expenses were $1.7 million at September 30, 2008 or $304K higher than the same period ended September 30, 2007.  The increase stemmed from the following:  higher professional fees ($377K) mostly driven by business development activities, Sarbanes-Oxley compliance work, higher director-related expenses ($89K) from the addition of two (2) directors and expenses relating to the April 2008 Board meeting in New York City.  This increase was partially offset by lower bank charges ($82K) owing to lower TCNMI loan fees and lower miscellaneous expenses ($71K) which was primarily due to an amendment agreement with the Commonwealth Utilities Corporation that resulted in a favorable settlement on various open issues.

Other Income/(Expense).  Other income/(expense) showed marked improvement of $141K during the first nine (9) months of 2008 compared to the same period of 2007, as the 2007 expense of $607K improved to an expense of $466K in 2008.  This improvement was due to significantly lower interest expense ($549K) at TCNMI as a result of the payment of the $7.5 million Arab Banking Corporation note during the third quarter of 2007   This was partially offset by foreign exchange and forward contract losses of  $364K and a decrease of $44K in other income and a gain on sale of fixed assets from the same period in 2007.

Net Loss to Common Stockholders.  Net loss to common stockholders was $3.5 million for the nine (9) months ended September 30, 2008 and $1.8 million for the nine (9) months ended September 30, 2007.  The difference is due primarily to the Company revising its estimated costs on the Embassy project.  Due to the change in estimated costs, the Company’s net loss to shareholders included a loss of approximately $897K on the Embassy project from operations for the nine (9) months ended September 30, 2008.  This is in comparison to an approximate $855K profit on the Embassy project from operations included in the net loss to shareholders reported for the nine (9) months ended September 30, 2007.  Further contributing to the loss was a $365K foreign exchange loss for the nine (9) months ended September 30, 2008.  The foreign exchange loss is derived from the loss on the forward exchange contracts and on intercompany transactions of $757K and a re-measurement gain of $393K.  This adverse effect was partially offset by an improvement in power generation profits from the aforementioned favorable impacts of lower operating costs at both TCNMI and Fiji and pricing at Fiji.  Lower interest expenses also contributed.

Results of Operations for the three (3) months ended September 30, 2008 compared to the three (3) months ended September 30, 2007

Revenues

Construction Revenues.  Construction revenues increased to $7.7 million for the three (3) months ended September 30, 2008 compared to $4.1 million in the comparable 2007 quarter.  The increase is solely attributed to progress on the U.S. Embassy project in Fiji which began in January 2007.  This now $44.7 million project is expected to be completed by April 2009.  During the three (3) months ended September 30, 2008 seventeen (17%) percent of the total project revenue was recognized as compared to nine (9%) of the total project revenue for the same period in 2007.  Site, concrete, steel, metal, waterproofing, HVAC, plumbing and electrical work required to complete the main structures on the project drove this increase in revenue for the three (3) months ended September 30, 2008 as compared to the temporary facility, site preparation and minimal concrete work that was performed in the same period 2007.

Service Fees — Power Generation Plant.  Service fees — power generation plant decreased 9.8% to $1.2 million for the three (3) months ended September 30, 2008 compared to $1.36 million in the three (3) months ended September 30, 2007.  The Fijian power operations contributed ($97K) to the reduction due primarily to lower demand of power production as a result of higher water levels in the FEA’s Hydro operations.  The discontinued Fiji transmission and distribution ($27K) and Butoni Wind Farm $(11K) businesses further contributed to the decrease.

Finance Lease Revenues.  Finance lease revenues decreased 61.4% to $37K for the three (3) months ended September 30, 2008 compared to $95K for the three (3) months ended September 30, 2007.  The decrease is due to the declining balance of minimum lease payments which are amortized over the term of the Tinian power plant loan agreement to yield a constant rate of return.

Expense

Construction Costs (including Construction Costs – Related Party).  Total construction costs increased to $7.6 million for the three (3) months ended September 30, 2008 compared to $3.6 million in the 2007 quarter.  The increase was directly related to the U.S. Embassy project.  As the U.S. Embassy project progresses to completion, the construction costs have increased and are expected to continue to increase until the project’s completion.  As noted above, the project is 68% complete compared to 19% in September 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant decreased 22.1% to $746K for the three (3) months ended September 30, 2008, compared to $960K for the three (3) months ended September 30, 2007.  The decrease derived from lower power generation ($108K) due to less required maintenance than the same period ended September 30, 2007, less Transmission and Distribution work ($93K) and the termination of the Butoni Wind Farm contract ($12K).

Salaries and Employee Benefits.   Salaries and employee benefits increased 42.4% to $488K for the three (3) months ended September 30, 2008, from $342K for the three (3) months ended September 30, 2007.  The increase was a combination of executive salary increases, hiring of a Senior V.P. of Construction as well as purchasing, accounting and administrative personnel at the Corporate Headquarters.  These additional positions were required due to the U.S. Embassy project as well as beginning several new business development initiatives.

General and Administrative Expenses.   General and administrative expenses decreased to $431K for the three (3) months ended September 30, 2008, from $491K for the three (3) months ended September 30, 2007.  The $60K decrease was primarily due to a reduction of professional fees including consulting and legal expenses at TCNMI and TSI.

Other Income/Expense, Net.  Other expense of $649K for the three (3) months ended September 30, 2008 increased from other expense of $220K for the three (3) months ended September 30, 2007.  The increase occurred primarily due to a total foreign exchange loss of $576K comprising of the loss on forward contracts and intercompany transactions of $657K and a re-measurement gain of $81K.  There was also a loss on the sale of fixed assets at TFL of $34K.  This was partially offset by a reduction of interest expense of $177K at TCNMI.

Net Loss to Common Stockholders.  Net losses to common stockholders were $1.2 million for the three (3) months ended September 30, 2008, and $305K for the three (3) months ended September 30, 2007.   The $912K increase in net loss during the three (3) months ended September 30, 2008, versus 2007 resulted from higher estimated costs associated with the US Embassy construction project in Fiji as well as foreign exchange losses recognized this period.

Liquidity

As of September 30, 2008, the Company’s total assets exceeded total liabilities by $2.3 million. This was a $0.4 million decline from December 31, 2007. The Company continues to rely on equity sales to SHBC and bank financing to support its operations. On November 4, 2008, the company made a payment of $2.2 million on the $2.9 million outstanding debt.  This has resulted in reducing the company’s debt to $720K.  (See Footnote 14.)  As of September 30, 2008, the Company had total outstanding debt of $2.9 million of which all is due within the next twelve (12) months. As of September 30, 2008, the Company had an accumulated deficit of $69.3 million and total stockholders’ equity of $1.2 million.

The Company incurred operating losses of $2.6 million and $1.0 million for the nine (9) month periods ended September 30, 2008 and September 30, 2007, respectively. The Company incurred net losses to common stockholders of $3.5 million and $1.8 million, respectively, during each of the nine (9) month periods ended September 30, 2008 and September 30, 2007.

Cash generated by operating activities for the nine (9) month periods ended September 30, 2008 was $2.5 million and for the same period in 2007 cash used was $20K.  Cash provided by investing activities was $11K for the nine (9) month period ended September 30, 2008 and $217K used for the nine (9) month period ended September 30, 2007. Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $3.2 million and $10.6 million less the $1.7 million and $9.5 million of repayment of debt, respectively, for the nine  (9) month periods ended September 30, 2008 and September 30, 2007.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only. Affiliates of SHBC signed a Stock Purchase Agreement that provided a cash infusion guarantee of $2.6 million for 2007, and another in December 2007 that is to provide $2.95 million for 2008.  These funds were used to supplement cash needs arising from operational working-capital shortages, debt repayment and business expansion.  Affiliates of SHBC have continued their support of the Company and have agreed to guarantee or provide letters of credit covering all of the Company’s debt of $2.9 million.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at September 30, 2008:

Uncompleted as of December 31, 2007 (Project initiated as of January 1, 2007)	$32,468,646
New contract	—
Contract adjustments	349,520

32,818,166

Less: Construction revenue earned for the nine (9) months ended September 30, 2008	18,338,825

Backlog balance at September 30, 2008	$14,479,341

Item 4T.    Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008.  Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the quarter ended June 30, 2008, management implemented changes to the Company’s internal controls over financial reporting, which remediated the material weaknesses reported on the 10-K for the year ended December 31, 2007.

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

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds

We issued unregistered securities in the following transactions during the nine (9) months ended September 30, 2008.

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

Telesource International, Inc.
(Registrant)

Dated: November 11, 2008	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer