Form 10-K
period 2008-12-31
TELESOURCE INTERNATIONAL INC
filed 2009-03-30
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

NONE

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act Yes  ☐  No  ☒

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

Issuer’s revenues for its most recent fiscal year: $29,081,840

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The Registrant’s voting stock held by non-affiliates of the Registrant on March 12, 2009 was approximately $4,386,000.

Number of shares of Common Stock outstanding as of the close of business on March 12, 2009: 136,640,567 shares.

Documents Incorporated by Reference

None

PART I

ITEM 1.                             BUSINESS

The terms “Telesource,” “Company,” “our,” and “us,” as used in this annual report, refer to Telesource International Inc. The term “SHBC” refers to Sayed Hamid Behbehani & Sons Co., W.L.L.

You are cautioned that the Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, the Company strategizes and objectively plans based upon certain current expectations and intentions which are subject to change at any time at the discretion of management and the Board. These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

GENERAL

Telesource is an international company engaged in two business segments. We offer construction services as a Design-Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities. Telesource does not have in-house design capabilities so we rely on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.  As a general contractor Telesource pursues U.S. government contracts with a focus on expanding our presence in the continental U.S. Our international construction experience has primarily been on US territories abroad and the vast majority of our future targeted market will be projects located on U.S. soil.

The Company’s energy business is generally predicated on executing bankable contracts with credit worthy customers on a project financing basis without recourse to the Company.  The Company has experience as an Independent Power Producer (IPP) and with Build Own Operate Transfer (BOOT) projects. Our energy projects have been in the North and South Pacific; however we are always reviewing opportunities throughout the world including North America.

Telesource conducts its operations through its three subsidiaries located in four geographic locations.  Telesource was formed in November 1996 and its headquarters are at 860 Parkview Blvd., Lombard, Illinois U.S.A., 60148.

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd. (TFL).  TFL has a 20-year contract with the Fiji Electricity Authority to operate and maintain two separate diesel-fired power generation plants, with a total output of 78 Mwh.  The power produced at the power plants is connected directly into the main power grid of Fiji.  In addition, our contract is to sell power on a wholesale level at a contractually determined rate.  The Company has been operating in Fiji for over eight years and is attempting to develop and expand its services in the country and the South Pacific region.

The Company maintains a second wholly-owned subsidiary in the Commonwealth of Northern Mariana Islands (CNMI).  This Mariana subsidiary, Telesource CNMI, Inc. (TCNMI) is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of the CNMI which is a U.S. Commonwealth.  Since its incorporation in 1997 TCNMI has executed over $80 million worth of construction work in the CNMI.  TCNMI also designed and built a 20 Mwh power plant on the Island of Tinian on a 20 year BOOT basis. The contract for this project will expire in 2020.  Our agreement with the Commonwealth Utility Corporation stipulates that we will sell into the grid at wholesale.  All marketing and business development activities in the North Pacific and the Oceania regions are directed through TCNMI’s Saipan office.

The Company has re-established its construction business and implemented effective project management tools and systems. We have extensive references from projects executed during the past 10 years and are leveraging these credentials and experiences for future growth. Our past experience includes: airport and runway expansion; adult correctional facility; museum; shortwave radio relay station with high-power transmitters and antennas; and single-family development projects.

The Company seeks to conduct its construction business both on its own and through strategic joint ventures and other alliances.

In 2006, the Company entered into a joint venture with SHBC, called Telesource International, Inc. / Sayed Behbehani & Sons Company, Joint Venture, L.P. (“TSI/SHBC JV”). This JV operates out of the Company’s Lombard, Illinois office. TSI/SHBC JV is a limited partnership with an equity split of 51% for Telesource and 49% for SHBC. Telesource International, Inc. is the general and controlling partner of the TSI/SHBC JV and it earns 99% of the JV profits.  TSI/SHBC JV was formed for the purpose of bidding U.S. government construction and infrastructure development projects.   In January 2007 the JV received a final award and notice to proceed with a $42.5 million contract to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute the local works the JV formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (“TSF”).

The Company plans to become a major provider of construction services to the U.S. government. In furtherance of this strategic objective and with the sponsorship of the US Department of State, the Company was granted a Secret-level facility security clearance in 2008.  Key Company managers and personnel also have been granted Secret-level clearance.

Construction Services

As noted above, Telesource has implemented a new strategy for the construction market. It will seek out business on its own and will also bid on projects under the TSI/SHBC JV as well as other potential joint ventures.  When bidding with SHBC, the Company will have the benefit of SHBC’s experienced personnel and success in the construction industry. In both cases the Company will be employing its new systems for project management and controls, all designed to heighten the likelihood of success and profitability on our projects. Telesource has augmented its management team by hiring prominent construction industry professionals who have a proven track record of strong operational and financial management on construction projects. Our future growth will be built on a solid foundation of transparency, customer satisfaction, state of the art technology and a fair profit.

As stated above, the TSI/SHBC JV has been awarded the contract to build a United States Embassy in Suva, Fiji. The Company has extensive experience in Fiji, primarily from building and operating power plants in the country. Through this experience it has developed a strong understanding of the economic and business climate and has developed strong relations with local businesses. The Department of State intends to build approximately 70 new embassies in the next 8 years and TSI/SHBC JV will continue to bid embassy work.  As noted above, the Company recently received a Secret-level facility clearance from U.S. government, which expands its market opportunities to include bids on and execution of certain classified projects.  All classified projects will be bid by the Company and not the TSI/SHBC JV.

Telesource has worked extensively with the United States Information Agency (previously known as Voice of America).  Along with our recent experience on the U.S. Embassy project in Suva with the State Department’s Overseas Buildings Office (OBO) the Company is now poised to take advantage of our ability to work with, understand and respond to complex U.S. government contractual and regulatory requirements. These experiences have tremendously improved our identification of potential projects and the technical proposal responses. The ability to competently and competitively respond to government-issued requests for proposals and to execute projects when awarded to the satisfaction of government contracting officers is a skill set that Telesource has now demonstrated on numerous projects.

The Company is employing state of the art management tools and technology to ensure that all risks inherent with the construction of complex buildings and structures is controlled and mitigated. It is the Company’s intention to continue to employ state-of-the art management practices and to employ the best project managers and superintendents resulting in producing the most value possible on our customer’s projects.

Telesource may pursue opportunities at the municipal and state levels. We may consider international projects but we will be extremely selective and only do so when the customer is very creditworthy and meets certain Company-established criteria. The Company may also bid on U.S. based non-government projects if the customers are creditworthy and the projects meet the Company’s financial pre-requisites and conditions.

Although our focus over the past years has been on the international markets, the Company intends to pursue U.S. government projects located in the continental United States. In furtherance of this effort the Company is developing a strategy to secure and expand its bonding capacity.

Energy Business

Telesource’s energy business has historically been focused on building and operating fossil fuel power generation plants. We have designed, built and now operate and maintain, on a 20 year contract, a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20 year contract basis, two separate plants with a total output of 78 MW. Looking forward, there is no doubt that the world needs less fossil fuel based power output and more renewable and clean energy. As an IPP, Telesource may well expand on its fossil fuel portfolio, when customer demand dictates, but we are committed to pursuing clean and renewable energy projects.

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

Telesource has had longstanding financial relationships with many international banks and equity investors. We feel confident in our ability to raise the required equity and project financing necessary to pursue financially sound and bankable energy projects.

Current Energy Business

In March 2003, Telesource was awarded a 20-year, multi-million dollar, energy conversion agreement with the Fiji Electric Authority for the operation and maintenance of two diesel power plants with generation capacity of 78 MW. The two power plants are located in Kinoya and Vuda, Fiji. In 2006, the Company negotiated a revised contract to manage a new power plant in Kinoya and is responsible for managing the new Caterpillar engines in the power plant and will receive additional fees for providing these services.  In addition, the Company also negotiated to receive increased fees for the conversion of certain engines to Heavy Fuel Oil (HFO).  Furthermore, the Company has expanded its operations and receives fees for the maintenance on transmission and distribution lines in certain regions of Fiji.  This work has been discontinued during 2008 as Fiji Electric Authority had decided to self-perform this work rather than outsource to independent firms.

Our agreement with the governmental agency in the Commonwealth of the Northern Mariana Islands is for the management of one of their power plants. Under the terms of this agreement, Telesource designed, financed and built the power plant. Telesource obtained financing for the project through a $25,000,000 line of credit from the Commercial Bank of Kuwait, New York branch. This loan was paid in full during 2008.  For the construction of the first phase of this power plant, Telesource is paid $180,000 per month for ten years by the governmental agency. Each monthly payment is secured by a promissory note in the amount of $180,000 issued by the Commonwealth Utilities Corporation.

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

In May 2001, the governmental agency and Telesource executed Change Order No. 3 to the Tinian Power Plant Contract. Change Order No. 3 provides a suspension in the escalator on the variable payments from January 1, 2001 to December 31, 2005. This Change Order extends the term of the contract from an expiration of 10 years following commissioning of the last constructed phase (Phase II was commissioned in March 2000 and therefore the contract was to have expired in March 2010) to a new expiration date of March 31, 2020. Change Order No. 3 does not include an expansion of the power generation capacity of the power plant. The power plant will continue to operate at its current maximum generation capacity of 20 MW. Effectively; the contract was extended for an additional 10 years. Power rates agreed to under the original contract and Change Order No. 1 remain unchanged. Change Order No. 3 does provide the customer with an early termination option related to the extended agreement beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and to pay an early termination fee of $6,000,000. Change Order No. 3 prohibits the customer from purchasing power from any source other than Telesource for the first 30 MW. The expanded agreement executed under Change Order No. 3 only extends the power generation contract term and does not require additional performance by Telesource with respect to building additional power generation capacity.

Change Order No. 3 requires Telesource to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for certain costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2008.  The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that will have an immaterial effect on the remaining cost to complete the upgrade. The Company completed the upgrade in 2007; however, some minor additional costs in the range of $15,000 not to exceed $25,000 may be incurred.

Future Energy Opportunities

Based on previous experience, extensive research and basic knowledge of the energy markets, management believes there will be a growing demand for power around the world while competition, deregulation and current economic conditions could limit the market potential and opportunities for Telesource.  However, future demand for these services is expected to grow due to supplementing or replacement of aging equipment as well as expansion where these applications provide a lower cost. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. Our focus will be on small power plants with generating capacity of less than 50 MW. This will ensure that regulatory and environmental risks associated with larger plants are mitigated and controlled.

Sales and Marketing Strategies

The Company is primarily interested in government-funded and government-sponsored construction and power projects.  Due to the nature of these projects they often are obtained through a public bid process.  In obtaining contracts:

•                  Telesource reviews market trends in the geographic locations it presently operates, or where it wishes to expand.  Telesource’s research also includes analyzing numerous government documents and reviewing previous and current international tenders and requests for proposals.

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

Competition in this industry is primarily based on price, with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations, which Telesource expects could continue to increase competition. Telesource does not believe the Tinian power plant would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years.

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

From time to time, Telesource may consider merger, acquisition and joint venturing proposals when they appear to present an opportunity to enhance stockholder value.  Telesource is not involved in any of these discussions or negotiations at this time and there can be no assurance that any opportunities will develop.

Customer Dependence

Telesource depends on two customers, CUC and FEA, for power-generation revenues. The loss of either single customer would have a material adverse impact on the Company’s financial performance. Together, CUC and FEA represent 15.7% of Telesource’s total revenues of $29.1 million. Revenues from CUC totaled $897,610 or 19.7% of combined power generation revenues whereas FEA totaled $3,667,009 or 80.3% of combined power generation revenues.

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

Presently, neither the Customer Choice Act nor proposed legislation dealing with U.S. energy policies directly impacts Telesource because the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, Telesource could be impacted in the future by, among other things, increases in competition as a result of deregulation. Telesource is actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

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

Insurance and Bonding

Telesource maintains general and excess liability, construction equipment, and workers’ compensation insurance all in amounts consistent with industry practices. Telesource believes its insurance programs are adequate subject to deductibles some of which are approximately $700,000.

TSI/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of  credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York. The total of these stand-by letters of credit are $21.5 million.

Employees

As of December 31, 2008, Telesource employed 131 people, consisting of 14 managers, 14 engineers and technicians, 24 support staff and 79 hourly employees. All of Telesource’s employees are non-union workers, although Telesource may employ union subcontractors from time to time.

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

ITEM 2.                             PROPERTIES

Telesource maintains leased office space and leases land for storage of construction equipment. In the corporate offices in Lombard, Illinois, Telesource has leased space through April 30, 2011. Telesource’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands was leased for a term that expired in December 2004 and is currently on a month-to-month renewal. In Fiji, Telesource’s power generation subsidiary is leasing office space for a three-year term ending December 31, 2009.  Management believes its existing arrangements for its office facilities and the condition of such facilities are adequate.

ITEM 3.                             LEGAL PROCEEDINGS

In the ordinary course of its business Telesource becomes involved from time to time in legal proceedings and claims asserted by and against Telesource. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

In 1999, the Company was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action.  The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it..

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

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported on Pink Sheets:

	HIGH	LOW
2008
First Quarter	0.51	0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.51
Fourth Quarter	0.51	0.25

2007
First Quarter	1.10	1.05
Second Quarter	1.05	1.05
Third Quarter	1.05	1.05
Fourth Quarter	1.05	0.51

On the most recent trade date of February 23, 2009, the stock traded at $0.10 per share for 5,000 shares. The Company did not declare any dividends in 2007 or 2008.

HOLDERS. As of December 31, 2008, there were 182 shareholders of record.

Equity Compensation Plans

2000 Non-Employee Director’s Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Employee Director’s Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on anniversaries of the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

	December 31, 2008		December 31, 2007
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	105,000		105,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on anniversaries of the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2008, no options had been awarded under this plan.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities to SHBC in the following transactions during 2008:

•                  On January 7, 2008 we issued 2,950,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,475,000.

•                  On February 7, 2008 we issued 600,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $300,000.

•                  On May 7, 2008 we issued 2,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000.

•                  On July 7, 2008 we issued 950,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $475,000.

•                  On October 24, 2008 we issued 4,440,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $2,220,000.

•                  On December 22, 2008 we issued 364,906 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $182,453.

The funds received from these sales were used to reduce short-term debt, vendor payables and support on-going operations.

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.

HIGHLIGHTS

Revenues for the year ended December 31, 2008 were $ 29.1 million compared to $16.7 million for the year ended December 31, 2007.  Net loss to common stockholders was $4.8 million for 2008 compared to $2.9 million for 2007, an increase of $1.9 million or 165.5%.  Basic and diluted net loss to common stockholders per share was $0.04 for 2008 compared to $0.03 per share for 2007.

Liquidity

As of December 31, 2008, the Company’s total assets exceeded total liabilities by $3.1 million.  This was a $0.4 million improvement over 2007.  As of December 31, 2008 the Company had no outstanding debt. As of December 31, 2008 the Company had an accumulated deficit of $70.7 million and total stockholders’ equity of $2.0 million.

The Company incurred operating losses of $3.1 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively.  As noted above, the Company incurred net losses to common stockholders of $4.8 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively.

Cash provided by operating activities was $1.6 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.  Funds provided through financing activities representing either debt or common stock issuance amounted to $1.0 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

During 2008 management addressed operating and working capital deficits by working with its key investor, SHBC.  As reported in Item 5, herein, management raised $5.7 million in 2008 and $10.1 million in 2007 through issuance of common stock.

The sales of common stock were made through private, unregistered sales of the Company’s securities.  The additional equity raised during 2008 was used to pay down debt and fund continuing operations.  Much of the debt obligations coming due during 2008 were project-financing-based and the Company repaid a portion of these obligations with cash generated from the collection of billings.  These collections along with the additional equity were sufficient to cover Telesource’s 2008 obligations.  Beyond the cash expected to be generated by the U.S. Embassy Project in Fiji the Company expects to seek support from its principal stockholder, SHBC, on an as-needed basis only.   The Company believes that its 2009 cash requirements will be met from current cash balances as well as cash generated from on-going operations.  The current forecasts suggest a consolidated cash shortfall of approximately $300,000.  However, the Company’s forecast includes approximately $900,000 in new development expenditures that could be curtailed or eliminated if necessary.  In addition, the Company has not forecasted any new projects or associated revenues.  Therefore, the Company expects to either reduce spending or if required will request funding from SHBC.  SHBC has verbally committed to invest additional funds in the Company if required.

OPERATING SEGMENTS

Telesource’s business consists of the following operating segments: Construction, power generation and trading. Revenue of the power generation segment includes sales-type lease revenues. The construction segment represents revenue from building a U.S. Embassy in Suva, Fiji. The power generation activities occurred in Fiji and the Commonwealth of Northern Mariana Islands, a U.S. commonwealth (“CNMI”).  While trading activities occurred in the United States, Telesource is responsible for certain warranty work associated with the Adult Correctional Facility located in Saipan.

OVERVIEW

During 2008, total assets decreased from 2007 by $634,667 due primarily to a decrease in the net investment in sales-type lease ($2.6 million) and a decrease in prepaid expenses and other current assets ($1.4 million), partially offset by higher cash ($2.3 million), accounts receivable ($1.2 million) and inventories ($.2 million).  Changes in property, plant and equipment and other assets made up the remaining portion of the decrease.  On a subsidiary level the U.S. Embassy Project generated the majority of the increase in cash ($2.0 million), accounts receivable ($1.1 million) and a decrease in prepaid expenses and other current assets ($1.1 million), while the Corporate Office was a net user of cash.  TCNMI reduced its receivable balance due to collections on delinquent balances from the Commonwealth Utility Corporation.  Net investment in sales-type lease was reduced through the normal amortization of the sale/leaseback amount related to the construction agreement of the Tinian power plant.

The Company’s vendor and related party payables decreased by $0.4 million primarily due to CNMI ($0.4 million) and the Corporate Office ($0.2 million).  This was partially offset by an increase in the U.S. Embassy project’s vendor payables ($0.2 million).  The Company reduced total debt by $4.6 million by extinguishing the loan with the Commercial Bank of Kuwait ($4.5 million) and the loans with the Australia and New Zealand Bank ($0.1 million).

Total revenues increased in 2008 by $12.4 million.  This was due to the U.S. Embassy Project ($12.2 million) and TFL ($0.4 million), partially offset by a $0.3 million decrease in power generation revenues and finance lease revenues at TCNMI.  The cost of revenues increased by $13.3 million from 2007 levels attributed to the U.S. Embassy Project ($14.2 million), partially offset by lower power generation costs ($0.8 million) and service costs ($0.1 million).

Operating expenses increased slightly by $0.01 million in 2008.

RESULTS OF OPERATIONS

Comparison of the twelve months ended December 31, 2008 and 2007

Construction Revenues — Construction revenues increased to $24.2 million in 2008 from $11.9 million in 2007 due to the Company’s U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by the end of April 2009.  The $44.7 million revenue from this project is recorded on the Percentage of Completion method.  Approximately eighty one (81%) percent of the project’s revenue has been reported through December 2008.  In 2007 twenty seven (27%) percent of the total project revenue was recognized and was a result of mobilization, temporary facilities, minimal concrete work and site preparation.  The construction revenue increase of fifty four (54%) percent of the total project revenue during 2008 was due to the large amount of site, concrete, steel, metal, waterproofing, HVAC, plumbing and electrical work completed on the main buildings and perimeter walls of the new embassy compound.

Service Fees — Power Generation Plant. Service fees — power generation plant revenue increased 13.0 % to $4.6 million in 2008 from $4.0 million in 2007. The $524K increase in service fees — power generation plant is attributed to an increase in the consumer price index in Fiji as well as an increase in generation due to lower water levels and less hydro dam production in the fourth quarter of 2008, This combined with an increase in heavy fuel oil generation which allows TFL to bill an additional 5 cents per KWH produced higher revenues.

Service Fees — decreased to $144K in 2008 from $307K in 2007.  This was a direct result of the discontinued transmission and distribution ($98K) and Butoni Wind Farm ($66K) contracts in Fiji.

Service Fees — related party — Service fees increased to $36,571 in 2008 from $5,962 in 2007.  The increase was due to a higher demand for TSI’s purchasing services in locating products to be used by SHBC, our primary customer for this line of revenue.

Other Income — represents rental income, which decreased to $510 in 2008 from $2,103 in 2007 from lower power generation equipment rentals.  This business is very erratic and is offered only to supplement our services to our major customers.

Finance Lease Revenues. Finance lease revenues decreased 56.7% to $0.2 million in 2008 from $0.4 million in 2007. Finance lease revenue for the Tinian power plant will decrease each year until the investment in sales-type-lease is fully amortized in March, 2009.

Expenses

Construction Costs (including Construction Costs — Related Party).  Total construction costs increased to $24.9 million in 2008 from $10.7 million in 2007.  The increase was due to on-going construction activities of the U.S. Embassy Project in Fiji.  The project was 81% complete at December 31, 2008 and 27% complete as of December 31, 2008, respectively.  Therefore, construction expenses increased due to the normal increase in activity to build the Embassy.  In addition, a revised estimated cost to complete was developed during the first quarter of 2008.  The revised estimated cost to complete was primarily a result of increases in costs associated with the subcontractor and, to a lesser degree, other Embassy-related construction costs.

Operation and Maintenance Costs — Power Generation Plant — Operation and maintenance costs — power generation plant decreased 21.9% to $2.8 million in 2008 from $3.6 million in 2007.  The decrease was attributed to lower expenditures for building repair, machine electricals and scheduled engine maintenance costs at TCNMI.  Fiji also experienced lower engine maintenance costs.   Engine maintenance is performed by the Company in strict compliance with the engine manufacturer’s recommended intervals and specifications.  Therefore, maintenance costs will vary depending upon several factors including, but not limited to the number of hours the machines are operating as well as the manufacturer’s specifications.

Service Fee Costs — Service fee costs decreased 29.1% to $0.3 million in 2008 from $0.4 million in 2007.  The decrease was due to the discontinuation of transmission and distribution and Butoni Wind Farm contracts in Fiji and the reduction in size of the transmission and distribution staff in TCNMI.  The latter due to less work orders as well as contractual issues with the customer.

Provision for Uncollectible Accounts — Provision for uncollectible accounts increased to $51,697 in 2008 from $29,496 in 2007. The increase in the 2008 expense was wholly related to TCNMI receivables from our primary customer the Commonwealth Utility Corporation.

Salaries and Employee Benefits — Salaries and employee benefits increased by $484K due to the combination of two factors.  First, additional staff was hired at various times during 2007 and the affect of a full year’s salary expense for those individuals was recognized during 2008.  In addition, a, Senior Vice President of Business Development was hired in 2008.

Occupancy and Equipment — Occupancy and equipment expenses increased $8K to $227K in 2008 from $219K in 2007. The increase resulted from a full 12 months of lease expenses in 2008 plus a monthly rent increase versus only 8 months of lease expenses in 2007 at the Corporate Office in Lombard, Illinois.

General and Administrative Expenses — General and administrative expenses decreased 17.7% to $2.2 million in 2008 from $2.7 million in 2007, due to the accrual for the housing litigation pending in the CNMI in 2007 ($609K),  lesser bank fees ($85K), office supplies and printing ($24K) and recruitment and repatriation ($39K) expenses, partially offset by increases in board meeting and travel expenses ($77K) and in professional fees ($285K).  The increase in professional fees can be attributed mainly to the use of several outside resources to expand the business development operations in 2008 combined with the completion of the Sarbanes Oxley compliance work during the first quarter of 2008.

Other income/ (expense) — Net other expense increased to $1.1 million in 2008 from $400K in 2007 due primarily to the foreign exchange loss of $1.0 million in 2008 resulting from $.7 million loss on the forward exchange contracts and another $.3 million loss in conversion of our foreign operations currency into USD.  This loss was partially offset by a decrease in interest expense of $600K due to the decreasing debt in 2008.

Income Tax Expense — Telesource recognized an income tax provision of $614,942 in 2008 up from $301,335 in 2007, the result of income in the Company’s Fijian operations.  Telesource had net operating loss carry forwards for U.S. purposes of approximately $22.6 million and $20.1 million at December 31, 2008 and 2007, respectively.  The Company has approximately $46.2 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

SUBSEQUENT EVENTS

None

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Telesource International, Inc.
Lombard, Illinois

We have audited the accompanying balance sheets of Telesource International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telesource International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

L J Soldinger Associates, LLC

Deer Park, Illinois
March 25, 2009

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,313,886	$4,032,631
Accounts receivable less allowance for doubtful accounts of $142,235 at December 31, 2008 and $91,841 at December 31, 2007	3,299,625	2,129,419
Accounts receivable - related party	—	—
Current portion of net investment in sales-type lease	454,651	2,583,819
Inventories	1,335,387	1,091,870
Prepaid expenses and other current assets	601,443	2,021,013

Total current assets	12,004,992	11,858,752

Net investment in sales-type lease — long term	—	454,651
Property, plant, and equipment, net	320,263	623,304
Other assets	88,689	111,904

Total assets	$12,413,944	$13,048,611

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$2,197,497
Accounts payable	2,053,172	1,952,349
Accounts payable — related party	14,530	504,332
Accrued expenses	1,823,004	1,910,397
Interest payable — related party	138,680	64,915
Other current liabilities	698,957	—
Billings in excess of costs and estimated earnings	4,629,941	1,325,384
Total current liabilities	9,358,284	7,954,874

Long-term debt	—	2,424,994
Total liabilities	9,358,284	10,379,868

Minority interest	1,091,870	1,112,757

Commitments and Contingencies

Stockholders’ equity:
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at December 31, 2008 and December 31, 2007.
Common stock, $0.01 par value. Authorized 200,000,000 shares, 136,640,567 issued at December 31, 2008 and 125,335,661 issued at December 31, 2007.	1,366,406	1,253,357
Additional paid-in capital	71,521,369	65,981,965
Accumulated deficit	(70,663,993)	(65,829,850)
Accumulated comprehensive income (loss)	(259,992)	150,514
Total stockholders’ equity	1,963,790	1,555,986

Total liabilities, minority interest and stockholders’ equity	$12,413,944	$13,048,611

See accompanying notes to consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008 and 2007

	2008	2007
Revenues:
Construction revenues	$24,159,865	$11,918,054
Service fees	144,094	307,172
Service fees — power generation plant	4,564,619	4,040,856
Service fees — related party	36,571	5,962
Finance lease revenue	176,181	407,136
Other revenue	510	2,103
Gross revenues	29,081,840	16,681,283
Costs and expenses:
Construction costs	24,590,312	10,398,833
Construction costs - related party	312,000	311,269
Operation and maintenance costs - power generation plant	2,776,407	3,552,955
Costs of service	286,444	404,258
Provision for unbilled and uncollected accounts	51,697	29,496
Cost of revenues	28,016,860	14,696,811
Gross profit	1,064,980	1,984,472
Operating expenses:
Salaries and employee benefits	1,739,141	1,255,324
Occupancy and equipment	61,632	82,544
Occupancy — related party	165,603	136,423
General and administrative	2,222,474	2,700,322
Total operating expenses	4,188,850	4,174,613
Operating income/(loss)	(3,123,870)	(2,190,141)
Other income (expense):
Interest expense, net	(150,189)	(773,712)
Interest expense - related party	(73,764)	(64,915)
Foreign exchange gain/(loss)	(996,241)	243,178
Other income/(expense), net	103,976	190,322
Total other expense	(1,116,218)	(405,127)

Loss before income taxes and minority interest	(4,240,088)	(2,595,268)
Income tax expense	614,942	301,335

Net loss to common stockholders before minority interest	(4,855,030)	(2,896,603)
Minority interest	(20,887)	12,677

Net loss to common stockholders after minority interest	$(4,834,143)	$(2,909,280)

Basic and diluted net loss per share	$(0.04)	$(0.03)
Weighted average shares outstanding	131,360,809	111,801,721

See accompanying notes to consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

Years ended December 31, 2008 and 2007

	Shares	value	capital	deficit	loss	income (loss)	equity (deficit)
Balance at December 31, 2006	105,067,661	$1,050,677	$56,050,645	$(62,920,570)		$8,284	$(5,810,964)

Stockholders’ equity
Controlling interests
Sale of common stock - 20,268,000 shares at $0.50 per share	20,268,000	202,680	9,931,320	—	—	—	10,134,000
Net loss	—	—	—	(2,909,280)	(2,909,280)	—	(2,909,280)
Dividend	—	—	—	—	—	—	—
Foreign currency translation adjustment					142,230	142,230	142,230
Comprehensive loss	—	—	—	—	$(2,767,050)	—	—
Total	20,268,000	202,680	9,931,320	(2,909,280)		142,230	7,366,950

Balance at December 31, 2007	125,335,661	$1,253,357	$65,981,965	$(65,829,850)		$150,514	$1,555,986

Stockholders’ equity
Controlling interests
Sale of common stock - 11,304,906 shares at $0.50 per share	11,304,906	113,049	5,539,404	—	—	—	5,652,453
Net loss	—	—	—	(4,834,143)	(4,834,143)	—	(4,834,143)
Foreign currency translation adjustment					(410,506)	(410,506)	(410,506)
Comprehensive loss	—	—	—	—	$(5,244,649)	—	—
Total	11,304,906	113,049	5,539,404	(4,834,143)		(410,506)	407,804

Balance at December 31, 2008	136,640,567	$1,366,406	$71,521,369	$(70,663,993)		$(259,992)	$1,963,790

See accompanying notes to consolidated financial statements

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(4,834,143)	$(2,909,280)
Adjustments to reconcile net loss to net cash used in operating activities: cash used in operating activities:
Depreciation	269,020	260,201
Gain on sale or disposal of fixed assets	33,059	(37,404)
Provision for unbilled and uncollected accounts	50,394	29,496
Minority interest	(20,887)	12,677
Changes in assets and liabilities:
Accounts Receivable	(1,287,171)	(906,095)
Accounts Receivable - related party	—	2,582
Prepaid expenses and other current assets	986,269	(1,351,596)
Net investment in sales-type lease	2,583,819	2,352,864
Other assets	15,651	(70,288)
Accounts payable	249,153	1,424,355
Accounts payable - related party	(489,802)	291,358
Accrued expenses	(22,061)	332,705
Interest payable - related party	73,764	64,915
Billings in excess of cost and estimated earnings	3,304,557	1,325,384
Other liabilities	697,781	(10,110)
Net cash provided by operating activities	1,609,403	811,764

Proceeds from sale of equipment	66,839	44,500
Capital expenditures	(97,637)	(311,280)
Net cash (used in) investing activities	(30,798)	(266,780)
Cash flows from financing activities:
Payments of short-term debt	(4,617,730)	(398,123)
Payments of long-term debt	—	(9,616,413)
Proceeds from sale of common stock	5,652,453	10,134,000
Capital contributions from minority interest holders	—	1,100,080
Net cash provided by financing activities	1,034,723	1,219,544

Effect of exchange rate changes on cash	(332,073)	73,896

Net increase in cash and cash equivalents	2,281,255	1,838,424
Cash and cash equivalents at beginning of period	4,032,631	2,194,207
Cash and cash equivalents at end of period	$6,313,886	$4,032,631
Supplemental disclosure:
Cash paid during the year for interest	$899,256	$873,970
Cash paid during the year for income taxes	440,290	423,580

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     Background

Telesource International, Inc. (“Telesource” or the “Company”) was incorporated in Delaware in 1994. Telesource was formed to facilitate various intra-corporate activities and, until July 1999, was a wholly owned subsidiary of Sayed Hamid Behbehani & Sons Co. W.L.L. (‘SHBC”), a Kuwait-based civil, electrical, and mechanical engineering and construction company. Telesource entered into contracts as an international engineering and construction company for various projects including airport runways as well as moving large radio broadcast towers. In addition, Telesource also constructed and manages the operation of energy conversion power plants. In Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory), the Company operates a diesel fired electric power generation plant for the sale of electricity to the local power grid. In Fiji, the Company operates two diesel fired electric power generation plants for the sale of electricity to the local power grid. The Company’s facility in Lombard, Illinois, handles the procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. In addition, it bids on construction projects with its joint venture partner, SHBC under the name, Telesource International, Inc. /Sayed Hamid Behbehani & Sons, Co., Joint Venture, LP (“TSI/SHBC JV”). TSI/SHBC JV was awarded a $42.6 million contract in November, 2006 and subsequent approved change orders in the amount of $2.1 million to build a United States Embassy in Suva, Fiji. Construction is anticipated to be completed in 2009.

The Company conducts its operations through the parent and its three subsidiaries. The Company’s Telesource International division includes its trading business. The Company’s TSI/SHBC JV bids construction projects. The Company’s Mariana subsidiary, Telesource CNMI, Inc., handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands. The Company’s other wholly-owned subsidiary, Telesource (Fiji), Ltd., handles the Company’s power generation activities in Fiji.

Telesource has three main operating segments: power generation, trading and construction services. The power generation activities commenced in March 1999.

(2)                     Summary of Significant Accounting Policies

(a)                      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Telesource International, Telesource CNMI Inc., and Telesource Fiji, Ltd. In addition, the consolidated financial statements will also include 51% of the initial equity contributions and 99% of the operating income or loss of the joint venture TSI/SHBC JV. As of December 31, 2006 no material transactions related to TSI/SHBC JV occurred. All significant intercompany transactions and accounts have been eliminated.

(b)                      Liquidity

The Company has been experiencing recurring losses and negative cash flows from operations and prior to the current year, working capital deficits.  The Company received $3.4 and $2.6 million in equity infusion for operations from SHBC related companies in 2008 and 2007, respectively. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has implemented new marketing and sales plans as well as improvements in the systems and controls.  Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholder, SHBC, for its operations, and for working capital needs, and business expansion as may be required. SHBC has continued its support of the Company.

The company entered into a Joint Venture Agreement with SHBC during 2006. Telesource International Inc. is the General Partner and is expected to allocate profits/losses to the Company and SHBC on a 99% to 1% basis, respectively.

SHBC has provided a stand by letter of credit in the amount of $21.5 million for the performance bond requirements of the $42 million embassy project in Fiji.

As of December 31, 2008, the Company’s total assets exceeded its total liabilities by $3.1 million. The Company relies heavily on financing its principal investors, SHBC to support its operations. As of December 31, 2008 the Company had no outstanding debt. As of December 31, 2008 the Company had an accumulated deficit of $70.7 million and total stockholders’ equity of $2.0 million.

The Company incurred a net loss to common stockholders of $4,834,143 and $2,909,280 for the years ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $1,034,723 and $1,219,544 for the years ended December 31, 2008 and 2007, respectively.

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

The financial position and results of operations of the Company’s TSI/SHBC JV operations are recorded using the local currency (Fijian dollars) however; the Company’s functional currency is U.S. dollars.  The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities.  The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities.  An annual average exchange rate is used for each period for revenues and expenses.  The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of operations.

The Company is exposed to foreign currency exchange risk on foreign payments to vendors related to the U.S. embassy construction project in Fiji.  The Company attempts to reduce the exposure to exchange risk by entering into foreign forward exchange contracts.  The Company manages cash flow exposure of certain payables and anticipated transactions through the use of foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of a currency for a fixed amount of a second currency. At December 31, 2008, the Company did not apply hedge accounting treatment to any of its foreign currency forward exchange contracts. Accordingly, the change in fair value of these contracts was recorded in income.  (See footnote 13)

(e)                       Deposits in Excess of Federal Deposit Insurance Corporation Insurance

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation, “FDIC” insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution. As of December 31, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was $5,983,850.

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

(h)                      Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2008 and 2007 Telesource did not recognize asset impairment charges.

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

The Company’s subsidiary, Telesource CNMI, Inc., in the Commonwealth of the Northern Mariana Islands (CNMI) prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $74,108 and $79,677 in 2008 and 2007, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

(k)                      Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable and long-term debt. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes have been discounted at a rate approximating the Company’s borrowing rate. The carrying amount of the long-term debt approximates fair value due to the variable interest rates. The carrying amounts of other financial assets and liabilities approximate fair value because of the short maturities of those instruments.

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

There was no stock based compensation granted in 2008 or 2007.

(m)                   Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity. The Company accounts for this maintenance as costs are incurred.

(n)                      Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2,  Effective Date of FASB Statement No. 157 , to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115  (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51  (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133  (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements

(3)                     Customer Concentrations

The Company has a concentration of risk with two significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $0.9 million for 2008 and 2007.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was $0.4 million and $2.5 million as of December 31, 2008 and 2007, respectively. The discounted value of the promissory notes was $0.4 million and $2.4 million at December 31, 2008 and 2007, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was $0.1 million and $0.7 million at December 31, 2008 and 2007, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 6. Revenues from the Tinian power plant were 3.1% and 5.5% of the Company’s revenues for 2008 and 2007, respectively. Gross receivables for the investment in sales-type lease were $0.5 million and $3.2 million at December 31, 2008 and 2007, respectively.

The second significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $3.7 million and $3.1 million in 2008 and 2007, respectively. Revenues from FEA were 13% and 19% of the Company’s total revenues for 2008 and 2007, respectively.

The Company previously had several construction contracts for projects that were completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company began to bid on new contracts under the TSI/SHBC JV company during 2006. As noted earlier, the Company was awarded a $42.6 million contract to build a United States Embassy in Suva, Fiji. This project began in 2007. Revenue from this customer totaled $24.2 million and $11.9 million in 2008 and 2007, respectively.

(4)                     Accounts Receivable

Accounts receivable consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007

Construction contracts completed and in progress	$2,353,408	$1,262,635
Trade and Other	1,088,452	958,625
	3,441,860	2,221,260
Less allowance for doubtful accounts	142,235	91,841
Net accounts receivable	$3,299,625	$2,129,419

Direct write-offs of uncollectible accounts were $0 in 2008 and 2007.

During the twelve month period ended December 31, 2008 the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, decreased $103,097 or 20.5% to $400,359 from $503,456.

(5)                     Property, Plant, and Equipment

	2008	2007
Buildings/Leasehold improvements	$105,688	$90,208
Transportation equipment	342,969	525,702
Construction machinery and equipment	147,409	148,724
Office furniture and equipment	494,807	486,630
Computer and communication equipment	104,802	104,438
	1,195,675	1,355,702
Less accumulated depreciation and amortization	875,412	732,398
Net property, plant, and equipment	$320,263	$623,304

Total depreciation expense was $269,020 and $260,201, in 2008 and 2007, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

(6)                     Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2008 and 2007 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997
	2008	2007	inception
Guaranteed monthly payment	$360,000	$2,520,000	$21,600,000
Minimum operation and maintenance fee	100,000	700,000	6,000,000
Total minimum lease payments receivable	460,000	3,220,000	27,600,000
Less unearned income	5,349	181,530	9,750,000
Net investment in sales-type lease	$454,651	$3,038,470	$17,850,000

Current portion	$454,651	$2,583,819
Long-term portion	0	454,651

	$454,651	$3,038,470

The future minimum lease payments to be collected by the Company are $460,000 in 2009.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $897,610 and $925,784 for the years ended December 31, 2008 and 2007, respectively.

(7)                     Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. In 2008 and 2007, respectively, balances for billings in excess of cost and estimated earnings were $4,629,941 and $1,325,384. Total billings for the project in 2008 and 2007 totaled $27,464,421 and $13,205,379 respectively.

(8)                     Long-term Debt and Credit Arrangements

Long-term debt consists of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Commercial Bank of Kuwait loan, restructured during 2003, due in monthly installments of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009. The note bears interest at LIBOR plus 3%. The final payment of $2.2 million was made in October 2008 and the remaining $180,000 installments were also paid in full by December 15, 2008.	—	4,540,000

ANZ Motor Vehicle Principal. Consists of three leases each running 36 months from November 22, 2006 through October 31, 2009, total monthly payments of $3,513.05 bearing interest rates ranging between 10.5% and 11.5% per annum. The three leases were paid in full by September 2008.	—	82,491

Notes Payable	$—	$4,622,491

Less current portion	—	2,197,497
Long term portion	$—	$2,424,994

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $114,180 USD at December 31, 2008) for the purchase or leasing of vehicles. Interest will be charged at the rate of 11.5% per annum. This facility is revolving and is subject to annual review. As of December 31, 2008 the Company has not drawn upon the credit facility.

(9)                 401K Plan

The Company has a 401K non-matching retirement plan named Telesource International, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the allowable maximum amount into a fund managed by Paychex. There was $104K in employee contributions to this plan in 2008 and no contributions in 2007.

(10)              Stockholder’s Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these Preferred Shares are issued nor outstanding as of December 31, 2008 or 2007. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock Offerings

As of December 31, 2008, 136,640,567 shares of the Company’s common stock were issued and outstanding compared to 125,335,661 shares at December 31, 2007.

During 2008 Telesource issued 11,304,906 Common Shares to Ernil and Halbarad at a price of $0.50 per share totaling $5,652,453.

(11)              Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2008	2007
Numerator — basic and diluted loss per share Net loss	$(4,834,143)	$(2,909,280)
Less: Preferred stock dividends	—	—
Net loss available to common stockholders	$(4,834,143)	$(2,909,280)

Denominator — basic and diluted loss per share — weighted average common shares outstanding	131,360,809	111,801,721
Basic and diluted earnings per share	$(0.04)	$(0.03)

Fully-vested options to purchase 180,000 shares of common stock granted under the 2000 non-employee director stock option plan, and 500,000 and 2,999,999 warrants were outstanding at December 31, 2008 and 2007, respectively.  These warrants were not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e. reduce the loss per share).

These warrants were issued at various dates during 2003 and 2004.  2,499,999 of these warrants expired in 2008 and the remaining 500,000 warrants will expire in 2009.  These warrants are exercisable at $0.50 per share.

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

Changes in options outstanding are summarized as follows:

	December 31, 2008		December 31, 2007
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	105,000		105,000

Participants of this plan have 90 days to exercise their options after separation of service.

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2008, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2008, no options had been awarded under this plan.

(13)              Financial Instruments With Off-balance Sheet Risk and Concentrations of Credit Risk

Telesource utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji.  As of December 31, 2008, the Company had entered into foreign exchange contracts in Fijian dollars amounting to $10.6 million and in U.S. dollars in the amount of $6.7 million.  These contracts are for delivery of Fijian dollars over a period of five months.  The Company has recorded $697K of foreign exchange losses in its consolidated statement of operations as of December 31, 2008 relating to the net present value of these contracts.

Standby letters of credit and financial guarantees — The Company is liable for its obligations, some of which are further secured under letters of credit obtained by SHBC on behalf of the Company, and other financial guarantees totaling approximately zero and $4.6 million at December 31, 2008 and 2007, respectively. The Company’s management does not believe it is practicable to estimate the fair values of these financial instruments and does not expect any losses from their resolution.

(14)              Fair Value Disclosures

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

The Company’s most significant financial asset that is affected by SFAS No. 157 is our foreign exchange contracts as described in Footnote 8. The value of these contracts was reported in the financial statements as of December 31, 2008 as a liability of $697K.

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

(15)              Related-party Transactions — Not described elsewhere

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with approximately 1750 employees and over fifty (50) years of experience. SHBC and its affiliates were the sole stockholders of Telesource International prior to July 1999 and now own approximately 96.8% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid projects within the United States and its possessions. Additionally, SHBC and its majority stockholders, Fouad Behbehani and Nasrallah Behbehani, had signed as guarantors on Telesource CNMI’s promissory note with the Commercial Bank of Kuwait, New York Branch.  Such promissory note was paid in full as of December 15, 2008.   See note 8. Furthermore, as noted above SHBC and Telesource International, Inc. have formed a joint venture (TSI/SHBC JV) to bid on future construction projects.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects. The rates paid do not exceed the fair market value of similar services provided by unrelated third parties. The Company did not hire any SHBC employees to provide assistance on contracts during 2008 and 2007.

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	December 31,
	2008	2007
Sales	$36,571	$5,962
Total related party revenues

The following table summarizes all balances related to transactions with SHBC as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Accounts payable to SHBC	$12,000	$493,626

The following table provides a summary of expense related to all services provided by SHBC to the Company:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Consulting Fees	$300,000	$300,000
Costs on standby letters of credit	12,000	99,369
Interest (on unreturned capital)	73,764	66,915

Total	$385,764	$466,284

SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month through January of 2009 for the U.S. Embassy project in Fiji. The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum on the unreturned capital.

The Company shares office space, certain office services, maintenance fee for ViewWise software as well as personnel in support of their operations with Computhink.  The Company paid Computhink, Inc. a total of $69,626 in 2008 and $ 62,819 in 2007.  The Company incurred expenses from Computhink, Inc. of $108K in 2008 and $80K in 2007 for office rent and related costs.  In addition, the Company also incurred expenses from Computhink, Inc. of $45K in 2008 and $6K in 2007 for personnel services.   In turn, the Company has received credits against the billings from Computhink in the amount of $90K in 2008 and $28K in 2007 for personnel consulting services and other incidental expenses.  The Company owed Computhink $2,530 and $9,701, respectively, at December 31, 2008 and 2007. See note 17.

The Company also rents office space as well as land from Retsa in Saipan and Tinian. Retsa is an affiliated company of SHBC. The Company paid Retsa $73,905 and $83,932 in 2008 and 2007, respectively. The following table summarizes balances payable to Retsa as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Accounts payable to Retsa	$—	$1,005

Total related party accounts payable are summarized as follows:

	December 31
	2008	2007
Accounts payable to SHBC	$12,000	$493,626
Accounts payable to Computhink	2,530	9,701
Accounts payable to Retsa	0	1,005
	$14,530	$504,332

(16)    Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	614,942	—	614,942
	614,942	—	614,942
Year ended December 31, 2007:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	301,335	—	301,335
	$301,335	$—	$301,335

The foreign tax expense (benefit) was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 31%. The power generation business in Fiji had pre-tax income of $1,285,262 in 2008, while the construction business had pre-tax income of $566,635.

In 2008 and 2007 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and, therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$22,600,000	$20,100,000
Accrued expenses	190,000	300,000
Total gross deferred tax assets	22,790,000	20,400,000
Less valuation allowance	22,790,000	20,400,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $22,790,000 and $20,400,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $2,390,000 and an increase of $1,400,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2008, the Company has total net operating loss carryforwards from U.S. operations of approximately $18.0  million and approximately $46.2 million from its operations in the Commonwealth of Northern Mariana Islands. The net operating loss carryforwards expire in the years 2017 through 2028. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 31%, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007
Income tax (benefit) at statutory rate	$(1,441,630)	$(882,391)
Difference between U.S. tax rate and Fiji tax rate	(55,554)	(34,642)
Adjustment of prior year’s deferred tax estimate	(318,759)	(124,984)
Other	40,885	(56,628)
Provision/(benefit) not recognized due to valuation allowance	2,390,000	1,400,000

Provision (benefit) for income taxes	$614,942	$301,355

                                    As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

(17)    Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2008 are:

Years ending December 31,
2009	114,145
2010	92,449
2011	32,058
2012	0
TOTAL	$238,652

Lease expense was $192,142 and $165,555 for the years ended December 31, 2008 and 2007, respectively.

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

The Company, in 1999 was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued a $300,000 estimated loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007.  In 2007, the Company paid $139,000 to claimants resulting in an accrual of

$970,000 at December 31, 2007.  In 2008, the Company paid $92,817 to claimants resulting in an accrual of $877,183 at December 31, 2008. These amounts are reflected under accrued expenses as of December 31, 2008. Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Telesource International’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource International’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource International is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource International may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (approximately $713,625 USD at December 31, 2008).

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2008. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner.  The Company completed the upgrade in 2007 however some minor additional costs in the range of $15,000 not to exceed $25,000 may be incurred.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately $114,180 USD at December 31, 2008). This credit facility is primarily for the purchase or lease of vehicles. Interest is charged at the rate of 11.5% per annum.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

(18)    Business Segment Information

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

	December 31, 2008
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,885,404	$36,571	$24,159,865	$29,081,840
Interest expense, net	216,577	—	22,371	238,948
Depreciation and amortization	134,596	177	134,247	269,020
Income tax expense (benefit)	403,225	—	211,717	614,942
Net income (loss)	(2,775,073)	8773	(2,067,843)	(4,834,143)
Total capital expenditures	86,546	—	11,091	97,637
Total assets	4,438,604	289	7,975,051	12,413,944

	December 31, 2007
	Power generation and construction of power plants	Trading	Construction	Total
Revenue	$4,757,267	$5,962	$11,918,054	$16,681,283
Interest expense, net	849,746	—	64,915	914,658
Depreciation and amortization	157,712	—	102,489	260,201
Income tax expense (benefit)	226,827	—	74,508	301,335
Net income (loss)	(4,142,688)	(21,598)	1,255,006	(2,909,280)
Total capital expenditures	59,722	—	251,558	311,280
Total assets	6,868,355	6,801	6,173,455	13,048,611

The basis used to attribute revenues to individual countries is based upon where the services are provided.

Revenues from the Construction segment in 2008 and 2007 were directly attributed to the U.S. Embassy Project.

The power generation segment includes revenues from the Company’s power station on Tinian, Commonwealth of the Northern Mariana Islands, as well as from interest income on sales-type lease totaling $1,074,302 and $1,334,170 for 2008 and 2007, respectively. Also included in power generation revenues are billings from the two power plants in Fiji, and from the transmission distribution and Butoni wind farm (2007 only) projects, totaling $3,811,103 and $3,423,097 for 2008 and 2007, respectively.

Revenues from the Company’s related party, SHBC, were $36,571 and $5,962 for 2008 and 2007, respectively.

Long-term assets located in the Commonwealth of the Northern Mariana Islands were zero and $0.5 million as of December 31, 2008 and 2007, respectively. Fixed assets located at TFL in Fiji were $246,583 and $409,038 as of December 31, 2008 and 2007, respectively.

(19)                 Supplementary Disclosure of Cash Flow Information

(20)              Change in Accounting Estimate

The Company became aware of several revisions to the estimated cost to complete the Embassy project. During 2008, the

Company identified these changes and developed a revised estimated cost to complete the Embassy project. These revisions were primarily due to changes in costs attributed to the primary subcontractor who is performing the work on the Embassy project.

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $3.5 million through December 31, 2008. This change also decreased the cumulative profit recognized on the project which has been reflected in the December 31, 2008 financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).

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

Changes in Internal Control over Financial Reporting

The following represent either changes to internal controls or other factors that could significantly affect internal controls during the quarter ended December 31, 2008:

There were no changes in our internal control in the fourth quarter.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Ralph Beck Age 69 Chairman of the Board Director since 1999

Mr. Beck was a principal of Global Construction Solutions, L.L.C. From 1994 to 1998, Mr. Beck served as the President of Kajima Construction Services, Inc., the North American the general building construction subsidiary of Kajima Corporation the Japanese global engineering and construction firm. From 1965 to 1994, Mr. Beck was with the Turner Corporation, an international engineering and construction firm. Mr. Beck served as the chairman of the board for Turner Steiner International from 1987 to 1994, and as a senior vice president for Turner Corporation.

Nidal Zayed Age 47 Director Since 1998 Chief Executive Officer since 2005

Nidal Zayed, President & Chief Executive Officer, joined Telesource International in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

Jeffery Adams Age 65 Director Since 1999

Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 58 Director Since 1997

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

Ibrahim M. Ibrahim Age 66 Director Since 1999

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

Trudy Clark Age 59 Director Since 2007

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

Carl Smith Age 60 Director Since 2007

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

Greg Grosvenor Age 57 Chief Financial Officer Since August, 2005

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

ITEM 11.                      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)

Nidal Zayed	2008	$275,000	$—	$24,756
Chief Executive Officer	2007	$215,000	$—	$23,072

Greg Grosvenor	2008	$170,000	$—	$19,307
Chief Financial Officer	2007	160,000	—	$20,009

(1)             Includes salary paid by Telesource International, before any salary reduction for contributions to Telesource International’s 401(k) Savings Plan.

(2)             Telesource provided a vehicle to Mr. Zayed at a cost of $11,502 in 2008 and $ 11,080 in 2007. Telesource provided Mr. Zayed with health insurance for him and his family at a cost of $13,254 in 2008 and $11,992 in 2007. The Company provided health insurance to Mr. Grosvenor and his family of $19,307 in 2008 and $20,009 in 2007.

Stock Options

As of December 31, 2008 there were no stock options outstanding to any persons other than nonemployee directors.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2008 and 2007, respectively with the exception of Trudy Clark and Carl Smith whom were each paid a fee of $5,883 in 2007.  Ralph Beck, Trudy Clark, and Carl Smith each receive an additional $1,500 for their participation in the Government Security Committee.  Such fees are paid in cash.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2008 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)

SHBC and Affiliated Companies	132,254,567	96.8%
Max Engler(3)	95,000	*
Ibrahim Ibrahim	55,000	*
Jeff Adams	46,000	*
Ralph Beck	45,000	*
Trudy Clark	—	*
Carl Smith	—	*
Nidal Z. Zayed	—	*
Greg Grosvenor	—	*
All Executive Officers and Directors as a Group (8 Persons)	241,000	0.2%

*                          Less than 1%

(1)                   Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Amounts include 45,000 options held by each non-employee director.

(2)                   Calculated on the basis of 136,640,567 shares of Common Stock outstanding as of December 31, 2008.  Excludes 45,000 options that were exercisable within 60 days of December 31, 2006 held by each non-employee director, for a total of 180,000 options. None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)                   Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Telesource International’s common stock. Based upon information provided to Telesource International, Telesource International does not consider these shares to be beneficially owned by Mr. Engler.

Shown below is information as of December 31, 2008 with respect to the shares of Common Stock that may be issued under Telesource’s equity compensation plans.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with approximately 1750 employees and over 50 years of experience. SHBC and its affiliates were the sole stockholder of Telesource International prior to July 1999 and now own approximately 96.8% of the common stock outstanding. SHBC and Telesource International bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Telesource on certain projects in the Northern Mariana Islands.

The Company paid Computhink, Inc. $69,626 in 2008 for rent, and certain office services.  The Company shares office space with Computhink in its Lombard office.  Director Max Engler is also a director of Computhink.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, L J Soldinger Associates LLC. The following table presents fees for professional services rendered by L J Soldinger Associates LLC for the respective periods indicated:

SERVICES PERFORMED	2008	2007

Audit Fees (Note 1)	$235,000	$248,000
Audit-Related Fees (Note 2)	5,000	23,000
Tax Fees (Note 3)	17,000	19,000
All Other Fees	0	0

Total Fees	$257,000	$290,000

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

3.               Tax fees principally represent fees billed for tax preparation.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2008, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01	Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Telesource International, Inc. Appendix A**

3.01	Certificate of Incorporation of Telesource International**

3.02	By-laws of Telesource International**

3.03	Amendment to Certificate of Incorporation**

10.01	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997**

10.02	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998**

10.03	Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998**

10.04	Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Telesource International dated July 28, 1998**

10.05	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding right of first refusal for certain areas**

10.06	Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Telesource International, Inc. regarding commission fees**

10.07	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource International CNMI, Inc. dated August 20, 1998**

10.08	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001**

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource International CNMI, Inc. dated May 2, 1999**

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource International CNMI, Inc.**

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc.**

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005**

10.13	Telesource International, Inc. 2000 Incentive Stock Option Plan**

10.14	Telesource International, Inc. 2000 Non-Qualified Stock Options Plan**

10.15	Telesource International, Inc. 2000 Non-Employee Director Stock Option Plan**

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Telesource International, Inc.**

10.17	Telesource International, Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement**

10.18	Common Stock Purchase Agreement between Telesource International, Inc. and Ernil Continental S.A., BVI dated February 26, 2007.**

10.19	Common Stock Purchase Agreement between Telesource International, Inc. and Halbarad Group, LTD., BVI dated February 26, 2007**

10.20	Common Stock Purchase Agreement between Telesource International, Inc and Ernil Continental S.A., BVI dated January 4, 2008**

10.21	Common Stock Purchase Agreement between Telesource International, Inc and Halbarad Group, LTD., BVI dated January 4, 2008**

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification — Chief Executive Officer*

32.2	Section 1350 Certification Chief Financial Officer*

99.1	Code of Ethics**

*                 Filed herewith

**          Previously filed

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TELESOURCE INTERNATIONAL, INC.

(Registrant)

Dated: March 27, 2009	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 27, 2009.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/ Jeffery Adams	Director
Jeffery Adams

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer
Greg Grosvenor