Form 10-K/A
period 2008-12-31
TELESOURCE INTERNATIONAL INC
filed 2009-04-13
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10K (the “Original Filing”) for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 27, 2009, and is being filed for the sole purpose to include a revised Item 9(A).  In connection with the filing of the Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1034 (the “Exchange Act”), the Company is also re-issuing and filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment to the Original Filing is solely for the purpose described above.  We have not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

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

As of the end of the period covered by this report, Management concluded that our internal control over financial reporting was effective.

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

TELESOURCE INTERNATIONAL, INC.

(Registrant)

Dated: April 13, 2009	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification — Chief Executive Officer*

32.2	Section 1350 Certification Chief Financial Officer*

*                 Filed herewith