Form 10-Q
period 2009-03-31
TELESOURCE INTERNATIONAL INC
filed 2009-05-15
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated file,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐     No  ☒

On May 9, 2009, 136,640,567 shares of our common stock were outstanding.

TELESOURCE INTERNATIONAL, INC.

Part 1:  Financial Information

Item 1:  Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of March 31, 2009 and December 31, 2008

	Unaudited
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,807,225	$6,313,886
Accounts receivable less allowance for doubtful accounts of $142,235 at March 31, 2009 at December 31, 2008	1,633,670	3,299,625
Accounts receivable - related party	5,693	—
Current portion of net investment in sales-type lease	—	454,651
Inventories	1,345,924	1,335,387
Prepaid expenses and other current assets	544,834	601,443

Total current assets	10,337,346	12,004,992
Property, plant, and equipment, net	278,329	320,263
Other assets	84,821	88,689

Total assets	$10,700,496	$12,413,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838,015	$2,053,172
Accounts payable – related party	11,980	14,530
Accrued expenses	1,824,673	1,823,004
Interest payable – related party	157,141	138,680
Other current liabilities	213,229	698,957
Billings in excess of costs and estimated earnings	4,017,750	4,629,941
Total current liabilities	8,062,788	9,358,284

Total liabilities	8,062,788	9,358,284

Commitments and Contingencies

Equity:
Telesource International, Inc. and Subsidiaries stockholders’ Equity
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at March 31, 2009 and December 31, 2008.	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares, 136,640,567 issued at March 31, 2009 and December 31, 2008.	1,366,406	1,366,406
Additional paid-in capital	71,521,369	71,521,369
Accumulated deficit	(71,037,867)	(70,663,993)
Accumulated comprehensive income (loss)	(303,539)	(259,992)
Total Telesource International, Inc. and Subsidiaries stockholders equity	1,546,369	1,963,790
Noncontrolling Interest	1,091,339	1,091,870
Total equity	2,637,708	3,055,660
Total liabilities and equity	$10,700,496	$12,413,944

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2009 and March 31, 2008

	2009	2008

Revenues:
Construction revenues	$3,191,434	$3,723,216
Service fees – power generation plant	1,090,968	1,128,396
Service fees – related party	5,250	22,131
Finance lease revenue	5,349	66,547
Gross revenues	4,293,001	4,940,290
Costs and expenses:
Construction costs	3,121,617	4,472,646
Construction costs - related party	28,000	211,587
Operation and maintenance costs - power generation plant	575,395	787,807
Provision for unbilled and uncollected accounts	—	3,927
Cost of revenues	3,725,012	5,475,967
Gross profit/(loss)	567,989	(535,677)
Operating expenses:
Salaries and employee benefits	425,078	424,140
Occupancy and equipment	10,650	13,084
Occupancy - related party	24,287	42,747
General and administrative	307,495	612,694
Total operating expenses	767,510	1,092,665
Operating loss	(199,521)	(1,628,342)

Other income (expense):
Interest income/(expense), net	2,440	(47,154)
Interest expense - related party	(18,461)	(18,201)
Foreign currency exchange gain/(loss)	(67,297)	198,011
Total other income/(expense)	(83,318)	132,656

Loss before income taxes	(282,839)	(1,495,686)
Income tax expense	91,566	73,801
Consolidated net loss	(374,405)	(1,569,487)

Less: Net loss attributable to noncontrolling interest	(531)	(8,160)

Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(373,874)	$(1,561,327)

Basic and diluted net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(0.00)	$(0.01)
Weighted average shares outstanding	136,640,567	128,408,199

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

Three Months Ended March 31, 2009 and March 31, 2008

Net Loss	$(373,874)	$(1,561,327)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(43,547)	111,152

Comprehensive loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(417,421)	$(1,450,175)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2009 and March 31, 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(373,874)	$(1,561,327)
Adjustments to reconcile net loss to net cash used in operating activities:
cash used in operating activities:
Depreciation	49,108	71,023
Provision for unbilled and uncollected accounts	—	3,576
Minority interest	(531)	(8,160)
Changes in assets and liabilities:
Accounts receivable	1,655,960	(3,053,902)
Accounts receivable - related party	(5,693)	—
Prepaid expenses and other current assets	21,954	364,097
Net investment in sales-type lease	454,651	623,454
Other assets	3,074	(1,565)
Accounts payable	(196,819)	1,712,348
Accounts payable - related party	(2,550)	90,473
Accrued expenses	9,375	(48,882)
Interest payable - related party	18,461	18,201
Billings in excess of cost and estimated earnings	(612,190)	906,513
Other liabilities	(484,551)	—
Net cash provided by operating activities	536,375	(884,151)

Proceeds from sale of equipment	—	9,588
Capital expenditures	(11,619)	(14,087)
Net cash (used in) investing activities	(11,619)	(4,499)

Cash flows from financing activities:
Payments of short-term debt	—	(551,483)
Proceeds from sale of common stock	—	1,775,000
Net cash provided by financing activities	—	1,223,517

Effect of exchange rate changes on cash and cash equivalents	(31,417)	101,892
Net increase in cash and cash equivalents	493,339	436,759

Cash and cash equivalents at beginning of period	6,313,886	4,032,631
Cash and cash equivalents at end of period	$6,807,225	$4,469,390

Supplemental disclosure:
Cash paid during the period for interest	$—	$82,245
Cash paid during the period for income taxes	$112,995	$67,012

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading.  The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are of a normal and recurring nature.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

We do not record unapproved change order revenue.  Only approved change orders are included in our computation of percentage of completion for revenue recognition.  In April 2008, the Company revised its cost estimates for the Embassy project to reflect the impact of claims from the subcontractor as well as certain other costs.  The Company applied the cumulative catch-up method which resulted in a decrease of revenues of approximately $3.5 million for the three months ended March 31, 2008.  This, in turn, reduced the cumulative profit recognized through March 31, 2008.  (See Footnote 13)

Service fee revenue is recorded based upon the agreed terms of the executed contracts and associated amendments.  The contracts are long term and exceed ten years.  The contracts stipulate fixed and variable rates to be charged to the applicable customer based upon usage.  Usage is derived from meters and computers after mutual agreement by the customer and the Company at the time of the reading.  Certain contracts include rate increases in the base rate, separate and beyond other escalator clauses.  The contracts include escalator clauses for inflationary indexes that are based upon common standard economic indices as reported by the governments in the U.S. or the applicable country in which these services are performed.  The Company only records amounts that are included in signed and approved contracts and agreements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for all non-financial assets and liabilities not recognized at fair value on a recurring basis. The adoption of these provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, we adopted the provisions of SFAS No. 160.  The adoption of these provisions of SFAS No. 160 did not have a material impact on the Company’s financial statements.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting under Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).  EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively.  We adopted EITF 08-6 effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.  On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 are effective for the first interim period or fiscal year ending after December 15, 2008. Effective January 1, 2009, we adopted FSP FAS 140-4 and FIN 46R-8.  Adoption of these provisions did not have a material impact on the Company’s financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Description of Business

Telesource is an international company engaged primarily in two (2) business segments.  We offer construction services as a Design Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities.  Telesource does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.   As a general contractor, Telesource pursues U.S. Government federal contracts with a focus on expanding our presence in the continental U.S.  Our international construction experience has primarily been on U.S. territories abroad and the vast majority of our future targeted market will be projects located on U.S. soil.  The Company was awarded a $42.6 million contract in November of 2006, and subsequent approved change orders in the amount of $2.3 million to build a United States Embassy in Fiji.  The joint venture (as explained below) received notice to proceed with construction in 2007.

The Company seeks new projects on a limited basis in coordination with other companies in possible joint venture arrangements.  The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co., W.L.L. (“SHBC”).  SHBC, together with certain of its related companies, owns 96.8% of the Company’s outstanding shares.

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

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., which maintains and operates diesel-fired electric power generation plants for the sale of electricity in the country.  Additionally, the Company is attempting to develop future construction and other energy-related business activities in Fiji.  The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth).  Telesource Commonwealth Northern Mariana Islands (“TCNMI”) operates a diesel-fired electric power generation plant for the sale of electricity to the local power grid.  Located in Saipan, this subsidiary maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy-conversion opportunities in the region.

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

3. Liquidity

As of March 31, 2009, the Company’s total assets exceeded total liabilities by $2.6 million.  This was a $0.4 million decline from December 31, 2008.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of March 31, 2009, the Company had no outstanding debt.  As of March 31, 2009, the Company had an accumulated deficit of $71.0 million and total stockholders’ equity of $1.5 million.

The Company incurred operating losses of $0.2 million and $1.6 million for the three (3) month periods ended March 31, 2009 and March 31, 2008, respectively.  The Company incurred consolidated net losses of $0.4 million and $1.6 million, respectively, during the three (3) months ended March 31, 2009 and March 31, 2008, respectively.

Cash provided in operating activities was $0.5 million compared to cash used of ($0.9 million) for the three (3) month periods ended March 31, 2009 and March 31, 2008, respectively.  Funds used in investing activities for the three (3) month periods ended March 31, 2009 and March 31, 2008 were $11,619 and $4,499, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0 and $1.2 million for the three (3) month periods ended March 31, 2009 and March 31, 2008, respectively.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Long-Term Debt:

During the last quarter of 2008, the Company made its final payments on the Commercial Bank of Kuwait loan.  This loan pertained to the construction of the Tinian Power Plant, and had monthly installments due of $180,000 plus interest, from February 4, 2004 through January 4, 2009, with a final payment of $2.2 million on February 4, 2009.   The terms of the loan included interest to be charged at LIBOR plus 3%. The final payments were made in advance of their due dates and consisted of $2.2 million due on February 4, 2009 and $180,000 due on January 4, 2009.   The final payment of $2.2 million was made in October 2008 and the remaining $180,000 installments were paid in December 2008.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately USD $112,460 at March 31, 2009) for the purchase or leasing of vehicles.  Interest will be charged at the then applicable leasing rate.  This facility is revolving and is subject to annual review.  The company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009.  The three leases were paid in full in September 2008.  As of March 31, 2009, the Company has not drawn upon the credit facility.

5.  Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized.  .  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.  None of these Preferred Shares are issued or outstanding as of March 31, 2009

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

As of March 31, 2009 and December 31, 2008, 136,640,567 shares of the Company’s common stock were issued and outstanding.

6.  Computation of Net Loss Per Share

Basic and diluted net loss per share attributable to Telesource International, Inc. and Subsidiaries are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented.  In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share).  The total numbers of such shares excluded from diluted net loss per common share were 680,000 and 3,179,999 for the three months ended March 31, 2009 and March 31, 2008, respectively.

7.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit.  The houses were built and subsequently occupied.  The Northern Mariana Housing Corporation filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project.  These claims involve allegations of various construction defects.  Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.  However, the Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000.  The Company accrued an estimated $300,000 loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007.  In 2008 and 2007, the Company made aggregate payments of $231,817 to claimants.  No incremental accruals or payments were made during the first quarter of 2009.

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $702.875 at March 31, 2009) in accordance with its agreement with the Fiji Electric Authority.

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through March 31, 2009.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”).  The revised credit facility is in the amount of FJD $200,000 (approximately USD $112,460 at March 31, 2009).  This credit facility is primarily for the purchase or lease of vehicles.  Interest is charged at the applicable leasing rate.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions.  In May 2007, Telesource International, Inc. signed a four (4) year lease with Computhink, Inc., a related party.  The lease expiration date is April 30, 2011.  Future minimum rental commitments under all non-cancelable leases in effect at March 31, 2009 are as follows:

Year	Total Lease payments
2009	$90,509
2010	115,236
2011	106,559
2012	35,781
2013	4,116
2014	1,029

The lease with Computhink, as well as all other leases, does not have provisions that relate future increases to any index.  For the recently signed lease with Computhink, the minimum lease payments are recorded utilizing the straight-line basis over the minimum lease term.  The Company does not have contingent rentals.

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Telesource utilizes foreign currency forward exchange contracts to reduce exposure to foreign currency exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji.  At March 31, 2009, the Company had two (2) Fijian Dollar foreign currency forward exchange contracts amounting to FJD $2.9 million and USD $1.8 million when converted.  These contracts run monthly from April 7, 2009 through May 5, 2009 and are for the delivery of Fijian Dollars.  The Company has recorded $.2 million of estimated unrealized foreign exchange losses relating to these contracts, in its consolidated financial statements as of March 31, 2009.

Standby letters of credit and financial guarantees.  TSI/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York. The total of these stand-by letters of credit are $21.5 million as of March 31, 2009.

9. Fair Value Disclosures

Effective January 1, 2008, we adopted FAS 157, which requires disclosures about our assets and liabilities that are measured at fair value.  Further information about such assets and liabilities is presented below.  We have not applied the provisions of FAS 157 to non-financial assets, such as our property and equipment and certain other assets, which are measured at a fair value for impairment assessment.  We have applied the provisions of FAS 157 to these assets and liabilities, beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

The Company’s most significant non-financial liability that is affected by FAS 157 is our foreign currency forward exchange contracts as described in Footnote 8.  These contracts were reported in the financial statements as of March 31, 2008 at $213,229.

The foreign exchange contracts are for the purchase of Fijian dollars at specific dates.  The fair value of the foreign currency forward exchange contracts are developed from an active quotation market.  This market has significant volume, transactions and frequency to provide pricing in formation on an ongoing (hourly) basis.  Therefore, the Company classifies the pricing of these transactions to be a Level 1 input.

TELESOURCE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Telesource International’s stock at March 31, 2009.    SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

Furthermore, as noted earlier, SHBC and Telesource have formed a joint venture (TSI/SHBC JV).  This joint venture currently has a contract to construct the new U.S. Embassy in Fiji.  SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month through January 2009 of the U.S. Embassy project.  The joint venture limited partnership agreement between SHBC and Telesource also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Consulting Fees	$25,000	$75,000
Costs on standby letters of credit	—	115,386
Interest (on unreturned capital)	18,461	18,201
Fees on standby letters of credit	3,000	3,000
Total	$46,461	$211,587

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $27,700 and $33,201 for the three (3) months ended March 31, 2009 and March 31, 2008, respectively.

The Company also rents office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced by Retsa in the amounts of $582 and $19,275 for the three (3) months ended March 31, 2009 and March 31, 2008, respectively.

Total related party accounts payable are summarized as follows:

	March 31, 2009	December 31, 2008
Accounts payable to SHBC	$8,175	$12,000
Accounts payable to Computhink	3,223	2,530
Accounts payable to Retsa	582	—
Total	$11,980	$14,530

11.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2009.  As of March 31, 2009, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $6,086,545.

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

	For the Three Months Ended March 31, 2009
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,096,317	5,250	3,191,434	4,293,001
Interest expense	—	—	18,461	18,461
Depreciation and amortization	25,206	49	23,853	49,108
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(321,447)	60	(52,487)	(373,874)
Total capital expenditures	11,619	—	—	11,619
Total assets	4,672,898	241	6,027,357	10,700,496

	For the Three Months Ended March 31, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,194,943	22,131	3,723,216	4,940,290
Interest expense	66,761	—	4,040	70,801
Depreciation and amortization	36,925	30	34,068	71,023
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(770,094)	16,561	(807,794)	(1,561,327)
Total capital expenditures	13,092	—	995	14,087
Total assets	7,290,199	281	8,302,450	15,592,930

The basis used to attribute revenues to individual countries is based upon where the services are provided.

Revenues from the Construction segment for the three (3) months ended March 31, 2009 and 2008 were directly attributed to the U.S. Embassy Project in Fiji.

Revenues from the power generation segment include revenues from the Company’s power station in Fiji and the power station on the island of Tinian located in the Commonwealth of Northern Mariana Islands.

13.   Change in Estimate

 In 2008, the Company became aware of several revisions to the estimated cost to complete the Embassy project.  During April 2008, the Company identified these changes and developed a revised estimated cost to complete the Embassy project as of the three months ended March 31, 2008.  These revisions were primarily due to changes in costs attributed to the primary subcontractor who is performing the work on the Embassy project.

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method.  Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $3.5 million in 2008.

14.  Subsequent Events

During April 2009, the Reserve Bank of Fiji devalued the Fijian currency by twenty percent (20%).  The impact of the devaluation will affect the exchange rate used to convert the Company’s Fijian operations into US dollars.  However, the Fijian dollar is traded on the open market and consequently the exchange rate used to convert the financial results of the Company will vary depending upon market conditions.  As such, an estimate of the impact of the devaluation on the exchange rate used to convert the Company’s Fijian operations into U.S. dollars cannot be made as of March 31, 2009.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2008 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

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

“K” represents $1,000 when used below.

Results of Operations for the three (3) months ended March 31, 2009 compared to the three (3) months ended March 31, 2008

Revenues

Construction Revenues.  Construction revenues decreased to $3,191,434 from $3,723,216 for the three (3) months ended March 31, 2009 compared to March 31, 2008.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by the end of May, 2009.  Approximately 6.7% of the total project revenue was recognized during the first quarter of 2009 versus approximately 8.2% of total project revenue during the same period of 2008.  For the three months ended March 31, 2009 the revenue was driven by several factors all associated with the degree of completion of the project.  During the first quarter of 2009, these factors included site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical and electrical work.  The construction activities during the first quarter of 2008 were primarily related to the beginning of the construction project and included the largest component costs; of this project, concrete and site work.  The estimated $44.9 million revenue from this project is recorded on the Percentage of Completion method.  The project was 87% complete at March 31, 2009 and 35% complete as of March 31, 2008, respectively.

Service Fees — Power Generation Plant.  Service fees — power generation plant decreased $37,428 (or 3.3%) to $1,090,968, from $1,128,396 for the three (3) months ended March 31, 2009 compared to the three (3) months ended March 31, 2008.  The decrease was due to the combination of increased revenues in CNMI operations offset by reduced revenues in Fiji.  Revenue from the CNMI power plant increased by $90K due to a combination of contractually higher rates that went into affect in March of 2009 as well as increased transmission and distribution work.  Offsetting this increase were decreases in Fiji’s revenue in the amount of $128K.   The decrease in Fiji revenue was a result of a combination of the discontinued transmission and distribution work during 2008 ($114K) and the decline of Fijian currency against the US dollar.   Although Fiji’s power generation business experienced an increase in generation the impact of foreign currency declines more than offset the positive impact of additional production.  The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During the first quarter of 2009, the Company produced 13.2 million Kwh more than the same period in 2008.  During this same period, the Fijian dollar (‘FJD”) has declined in value against the US dollar by 16.7% or when compared to exchange rates during the period in 2008 resulted in negatively reducing revenue by $144K.

 Finance Lease Revenues.  Finance lease revenues decreased 92.0% to $5,349 from $66,547 for the three (3) months ended March 31, 2009 compared to the three (3) months ended March 31, 2008.  The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, decreased to $3,149,617 from $4,684,233 for the three (3) months ended March 31, 2009 compared to March 31, 2008.  As the Embassy project nears completion, the Company experienced a decrease in construction labor ($160K), material ($426K), general requirements ($113K) and subcontractor ($827K) costs during the first three (3) months of 2009 compared to the same period in 2008.   The project was 87% complete at March 31, 2009 and 35% complete as of March 31, 2008, respectively.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant decreased 27.0% to $575,395 for the three (3) months ended March 31, 2009 compared to $787,807 for the three (3) months ended March 31, 2008.  The decrease was due to a significant reduction ($233,456) in Fiji’s operations which is attributed to several factors.  These factors include lower planned maintenance, freight and insurance expenses ($66K), a decline in the Fijian dollar against the US dollar ($59K) and lower transmission and distribution expenses ($108K).The decrease at Fiji was partially offset by an increase in costs ($21K) in TCNMI’s operations primarily due to a new security contract.

Gross Profit

Estimated gross profit on the U.S. Embassy Project in Fiji increased to $41,817 (or 1.3%) from ($961,017) (or (25.8%)) for the three (3) months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase is primarily due to changes in costs attributed to the primary subcontractor on the project.  During April 2008, the Company identified these changes and developed a revised estimated cost to complete as of the three (3) months ended March 31, 2008.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 0.2% to $425,078 for the three (3) months ended March 31, 2009 from $424,140 for the three (3) months ended March 31, 2008.

General and Administrative Expenses.  General and administrative expenses were $307,495 at March 31, 2009 or $305,199 lower than the same period ended March 31, 2008.  The decrease stemmed from the following:  lower professional fees ($190,350) resulting from the Company’s reduced demand for outside accounting related to Sarbanes Oxley, market research, and legal consultation; lower travel and board meeting expenses ($58,598) resulting from reductions in the amount of travel by members of management in the first quarter of 2009; lower communication and office related expenses ($30,767); and lower insurance, taxes,  and fees ($25,484).

Other Income (Expense)

Other income/(expense) declined by $215,973 during the first three (3) months of 2009 compared to the same period ended March 31, 2008.  This decline was driven by the foreign exchange and forward contract losses of $67,297 from the Embassy Project in Fiji that was a direct result of a decline in the value of the Fijian dollar.  This decline was partially offset by a reduction of interest expenses at TCNMI and Fiji of $54,192 as all debt was extinguished during 2008.

Consolidated Net Loss

Consolidated net losses were $373,874 for the three (3) months ended March 31, 2009 and $1,561,327 for the three (3) months ended March 31, 2008.  The improvement was driven by an improvement of $755,307 for the three (3) months ended March 31, 2009 compared to the same period in 2008 as the Company recognized an increase in estimated costs on the Embassy project during the first quarter of 2008 that produced a loss on the Embassy project.  An increase in power generation profits as well as lower general and administrative expenses also contributed to the improvement.

 Liquidity

As of March 31, 2009, the Company’s total assets exceeded total liabilities by $2.6 million.  This was a $0.4 million decline from December 31, 2008.  The Company continues to rely on equity contributions from SHBC and bank financing to support its operations.  As of March 31, 2009, the Company had

no outstanding debt.    As of March 31, 2009, the Company had an accumulated deficit of $71.0 million and total stockholders’ equity of $1.5 million.

The Company incurred operating losses of $0.2 million and $1.6 million for the three (3) months ended March 31, 2009 and March 31, 2008, respectively.  In addition, during the same respective periods, the Company incurred net losses to common stockholders of $0.4 million in 2009 and $1.6 million in 2008.

Cash provided in operating activities was $536,375 compared to cash used of ($884,151) for the three (3) month periods ended March 31, 2009 and March 31, 2008, respectively.  Funds used in investing activities for the three (3) month periods ended March 31, 2009 and March 31, 2008 were $11,619 and $4,499, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0 and $1,223,517, respectively, for the three (3) month periods ended March 31, 2009 and March 31, 2008.

Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at March 31, 2009:

Uncompleted as of December 31, 2008 (Project initiated as of January 1, 2007)	$8,658,301
New contract	—
Contract adjustments	213,746

8,872,047

Less: Construction revenue earned for the three (3) months ended March 31, 2009	3,191,434

Backlog balance at March 31, 2009	$5,680,613

Item 4T.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended March 31, 2009:

There were no changes in our internal control in the first quarter.

Part II — Other Information

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

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

Telesource International, Inc.
(Registrant)

Dated: May 15, 2009	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer