Form 10-Q
period 2009-06-30
TELESOURCE INTERNATIONAL INC
filed 2009-08-13
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission file number – 333-43770

———————

TELESOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

(630) 620-4787

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☑

On August 13, 2009, 136,640,567 shares of our common stock were outstanding.

TELESOURCE INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I. Financial Information

Item 1.        Financial Statements

1

Condensed Consolidated Balance Sheets –– June 30, 2009  (Unaudited) and
December 31, 2008

1

Condensed Consolidated Statements of Operations –– Six Months Ended
June 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Operations –– Three Months Ended
June 30, 2009 and 2008 (Unaudited)

3

Condensed Consolidated Statements of Comprehensive Loss ––Six and Three
Months Ended June 30, 2009 and 2008 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows ––Six Months Ended
June 30, 2009 and 2008 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 4T.      Controls and Procedures

19

PART II. Other Information

Item 1.        Legal Proceedings

20

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds

20

Item 3.        Defaults Upon Senior Securities

20

Item 4.        Submission of Matters to a Vote of Security Holders

20

Item 5.        Other Information

20

Item 6.        Exhibits

20

Signatures

21

Part 1: Financial Information

Item 1.

Financial Statements

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of June 30, 2009 and December 31, 2008

Assets	(Unaudited) June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$4,768,584	$6,313,886
Accounts receivable less allowance for doubtful accounts of $142,235 at June 30, 2009 at December 31, 2008	1,616,349	3,299,625
Accounts receivable - related party	61	––
Current portion of net investment in sales-type lease	––	454,651
Inventories	1,149,547	1,335,387
Prepaid expenses and other current assets	298,719	601,443
Total current assets	7,833,260	12,004,992
Property, plant, and equipment, net	225,594	320,263
Other assets	81,739	88,689
Total assets	$8,140,593	$12,413,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,987,858	$2,053,172
Accounts payable – related party	4,571	14,530
Accrued expenses	1,707,992	1,823,004
Interest payable – related party	175,871	138,680
Other current liabilities	—	698,957
Billings in excess of costs and estimated earnings	2,134,545	4,629,941
Total current liabilities	6,010,837	9,358,284

Total liabilities	6,010,837	9,358,284
Commitments and Contingencies
Equity:
Telesource International, Inc. and Subsidiaries stockholders' Equity
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at June 30, 2009 and December 31, 2008.	––	––
Common stock, $0.01 par value. Authorized 200,000,000 shares, 136,640,567 issued at June 30, 2009 and
December 31, 2008.	1,366,406	1,366,406
Additional paid-in capital	71,521,369	71,521,369
Accumulated deficit	(71,083,504)	(70,663,993)
Accumulated comprehensive income (loss)	(763,625)	(259,992)
Total Telesource International, Inc. and Subsidiaries stockholders equity	1,040,646	1,963,790
Noncontrolling Interest	1,089,110	1,091,870
Total equity	2,129,756	3,055,660
Total liabilities and equity	$8,140,593	$12,413,944

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2009 and June 30, 2008

	2009	2008
Revenues:
Construction revenues	$6,338,684	$10,631,360
Service fees – power generation plant	2,556,905	2,372,967
Service fees – related party	11,767	32,023
Finance lease revenue	5,349	118,327
Other revenue	—	170
Gross revenues	8,912,705	13,154,847
Costs and expenses:
Construction costs	5,776,024	11,321,615
Construction costs - related party	55,890	192,485
Operation and maintenance costs - power generation plant	1,428,344	1,575,872
Provision for unbilled and uncollected accounts	—	35,702
Cost of revenues	7,260,258	13,125,674
Gross profit/(loss)	1,652,447	29,173
Operating expenses:
Salaries and employee benefits	823,388	838,912
Occupancy and equipment	19,314	30,243
Occupancy - related party	48,111	83,717
General and administrative	662,698	1,286,562
Total operating expenses	1,553,511	2,239,434
Operating income	98,936	(2,210,261)
Other income (expense):
Interest income/(expense), net	31,029	(96,172)
Interest expense - related party	(37,191)	(36,485)
Foreign currency exchange (loss)/gain	(340,761)	211,497
Other income, net	24,018	103,476
Total other income/(expense)	(322,905)	182,316
Loss before income taxes	(223,969)	(2,027,945)
Income tax expense	198,301	249,000
Consolidated net loss	(422,270)	(2,276,945)
Less: Net loss attributable to noncontrolling interest	(2,759)	(8,132)
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(419,511)	$(2,268,813)
Basic and diluted net loss attributable to the stockholders of Telesource International, Inc.and Subsidiaries	$(0.00)	$0.02
Weighted average shares outstanding	136,640,567	129,240,341

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30, 2009 and June 30, 2008

	2009	2008
Revenues:
Construction revenues	3,147,250	$6,908,144
Service fees – power generation plant	1,465,937	1,244,571
Service fees – related party	6,517	9,892
Finance lease revenue	0	51,780
Other revenue	—	170
Gross revenues	4,619,704	8,214,557
Costs and expenses:
Construction costs	2,654,407	6,848,969
Construction costs - related party	27,890	(19,102)
Operation and maintenance costs - power generation plant	852,949	788,065
Provision for unbilled and uncollected accounts	—	31,775
Cost of revenues	3,535,246	7,649,707
Gross profit/(loss)	1,084,458	564,850
Operating expenses:
Salaries and employee benefits	398,310	414,772
Occupancy and equipment	8,664	17,159
Occupancy - related party	23,824	40,970
General and administrative	355,203	673,868
Total operating expenses	786,001	1,146,769
Operating income	298,457	(581,919)
Other income (expense):
Interest income/(expense), net	29,437	(43,572)
Interest expense - related party	(18,730)	(18,284)
Foreign currency exchange (loss)/gain	(273,464)	13,486
Other income, net	23,170	98,030
Total other income/(expense)	(239,587)	49,660
Loss before income taxes	58,870	(532,259)
Income tax expense	106,735	175,199
Consolidated net loss	(47,865)	(707,458)
Less: Net loss attributable to noncontrolling interest	(2,229)	28
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(45,636)	$(707,486)
Basic and diluted net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	$(0.00)	$(0.01)
Weighted average shares outstanding	136,640,567	130,071,801

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
Six Months Ended June 30, 2009 and June 30, 2008

	Six Months
	Ended June 30,
	2009	2008
Net Loss	$(419,511)	$(2,268,813)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(503,633)	97,520
Comprehensive loss	$(923,144)	$(2,171,293)

TELESOURCE INTERNATIONAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
Three Months Ended June 30, 2009 and June 30, 2008

	Three Months
	Ended June 30,
	2009	2008
Net Loss	$(45,636)	$(707,486)
Other comphensive income:
Foreign currency translation adjustment	(460,086)	(13,632)
Comprehensive loss	$(505,722)	$(721,118)

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2009 and June 30, 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(419,511)	$(2,268,813)
Adjustments to reconcile net loss to net cash used in operating activities:
cash used in operating activities:
Depreciation	71,373	143,124
Gain on sale or disposal of fixed assets	1,740	16,194
Provision for unbilled and uncollected accounts	—	35,351
Noncontrolling Interest	(2,759)	(8,132)
Changes in assets and liabilities:
Accounts receivable	1,600,005	(6,817,381)
Accounts receivable - related party	(61)	(110,905)
Prepaid expenses and other current assets	277,937	798,947
Net investment in sales-type lease	454,651	1,261,673
Other assets	(835)	7,326
Accounts payable	139,735	2,409,320
Accounts payable - related party	(9,959)	(191,684)
Accrued expenses	(36,945)	(32,708)
Interest payable - related party	37,191	36,486
Billings in excess of cost and estimated earnings	(2,495,396)	1,822,457
Other liabilities	(697,781)	—
Net cash (used in) operating activities	(1,080,615)	(2,898,745)
Proceeds from sale of equipment	(1,754)	27,361
Capital expenditures	(11,959)	(33,749)
Net cash (used in)
investing activities	(13,713)	(6,388)
Cash flows from financing activities:
Principal payments on borrowings - related party	—	(1,102,910)
Proceeds from sale of common stock	—	2,775,000
Net cash provided by financing activities	—	1,672,090
Effect of exchange rate changes on cash and cash equivalents	(450,974)	102,765
Net increase in cash and cash equivalents	(1,545,302)	(1,130,278)
Cash and cash equivalents at beginning of period	6,313,886	4,032,631
Cash and cash equivalents at end of period	$4,768,584	$2,902,353
Supplemental disclosure:
Cash paid during the period for interest	$—	$142,390
Cash paid during the period for income taxes	$251,524	$156,188

See accompanying notes to condensed consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Telesource International, Inc. and its subsidiaries (“Telesource” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

The Company does not record unapproved change order revenue. Only approved change orders are included in our computation of percentage of completion for revenue recognition.  During the second quarter of 2009, the Company concluded negotiations with the primary subcontractor on the Project, which converted the subcontract to a lump sum agreement.  As a result of the revised agreement and improved cost control measures, the Company revised its estimated cost to complete for the Project. The company applied the cumulative catch-up method. The revised estimated cost to complete resulted in a decrease in total estimated costs of $470,506, which increased earned revenues and profit by $446,294 for the six months ended June 30, 2009. In April 2008, the Company revised its cost estimates for the Project to reflect the impact of claims from the primary subcontractor as well as certain other costs. The Company applied the cumulative catch-up method which resulted in an increase in total estimated costs of $3,840,715, which decreased earned revenues and profit by $2,174,960 for the six months ended June 30, 2008.   (See Note 13)

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Service fee revenue is recorded based upon the agreed terms of the executed contracts and associated amendments. The contracts are long term and exceed ten years. The contracts stipulate fixed and variable rates to be charged to the applicable customer based upon usage. Usage is derived from meters and computers after mutual agreement by the customer and the Company at the time of the reading. Certain contracts include rate increases in the base rate, separate and beyond other escalator clauses. The contracts include escalator clauses for inflationary indexes that are based upon common standard economic indices as reported by the governments in the U.S. or the applicable country in which these services are performed. The Company only records amounts that are included in signed and approved contracts and agreements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent events

The Company evaluated subsequent evens through August 14, 2009, the date the financial statements were filed with the Securities and Exchange Commission and none were determined to require disclosure.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. However, the Company will account for future business combinations under SFAS 141(R).

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The Company adopted the FSPs as of January 2009, which did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 was effective for the Company for the period ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (“SFAS 166”). SFAS 166 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. SFAS 166 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. SFAS 166 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 created a single source of authoritative nongovernmental U.S. GAAP. Upon adoption, all existing non-SEC accounting and reporting standards will become superseded. All other non-SEC accounting literature not included in the Codification will be considered non authoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Description of Business

Telesource is an international company engaged primarily in two (2) business segments. We offer construction services as a Design Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities. Telesource does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.  As a general contractor, Telesource pursues U.S. Government federal contracts with a focus on expanding our presence in the continental U.S. Our international construction experience has primarily been on U.S. territories abroad and the vast majority of our future targeted market will be projects located on U.S. soil. The Company was awarded a $42.6 million contract in November of 2006, and subsequent approved change orders in the amount of $2.4 million to build a United States Embassy in Fiji. The joint venture (as explained below) received notice to proceed with construction in 2007.

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

3. Liquidity

As of June 30, 2009, the Company’s total assets exceeded total liabilities by $2.1 million. This was a $.9 million decline from December 31, 2008. In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations on an as needed basis. As of June 30, 2009, the Company had no outstanding debt, an accumulated deficit of $71.1 million, and total stockholders’ equity of $1.0 million.

The Company earned operating income of $.1 million and incurred an operating loss of $2.2 million for the six (6) month periods ended June 30, 2009 and June 30, 2008, respectively. The Company incurred net losses to common stockholders of $.4 million and $2.3 million, respectively, during each of the six (6) month periods ended June 30, 2009 and June 30, 2008.

Cash used in operating activities for the six (6) month periods ended June 30, 2009 and June 30, 2008 was $1.1 million and $2.9 million, respectively. There was approximately $14,000 used in investing activities for the six (6) month period ended June 30, 2009 and approximately $6,000 for the six (6) month period ended June 30, 2008.  Funds provided by financing activities and representing either common stock issuances or capital contributions for the six (6) month period ending 2009 were $0 compared to $1.7 million for the six (6) month period ended June 30, 2008.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Short-Term Debt

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

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately USD $98,000 at June 30, 2009) for the purchase or leasing of vehicles. Interest will be charged at the then applicable leasing rate. This facility is revolving and is subject to annual review. The company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008. As of June 30, 2009, the Company has not drawn upon the credit facility.

5. Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued nor outstanding as of June 30, 2009. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of June 30, 2009 and December 31, 2008, approximately 136,640,567 million shares of the Company’s common stock were issued and outstanding.  During the first six (6) months of 2009, no additional shares were issued.

6. Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 680,000 and 3,179,999 million at June 30, 2009 and June 30, 2008, respectively.

7. Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit. The houses were built and subsequently occupied. The Northern Mariana Housing Corporation filed a lawsuit against Telesource and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. Telesource has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims. However, the Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued an estimated $300,000 loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007. In 2008 and 2007, the Company made aggregate payments of $231,817 to claimants. No incremental accruals or payments were made during the first two quarters of 2009.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Telesource’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Telesource’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Telesource is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Telesource may be required to pay substantial amounts which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $612,500 at June 30, 2009) in accordance with its agreement with the Fiji Electric Authority.

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through June 30, 2009. The Company will be seeking certification of the upgrade by the client. Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the local Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Telesource’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions. In May 2007, Telesource International, Inc. signed a four (4) year lease with Computhink, Inc., a related party. The lease expiration date is April 30, 2011. Future minimum rental commitments under all non-cancelable leases in effect at June 30, 2009 are as follows:

Year	Total Lease payments
2009	$60,165
2010	119,256
2011	48,841
2012	6,477
2013	4,604
2014	767

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

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Telesource utilized foreign currency forward exchange contracts to reduce exposure to foreign currency exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji. At June 30, 2009, all of the foreign currency forward exchange contracts had expired and the Company had not entered into any new contracts.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has standby letters of credit and financial guarantees. TSI/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York Mellon. The total of these stand-by letters of credit are $21.5 million as of June 30, 2009.

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

The Company’s most significant non-financial liability that would be affected by FAS 157 was its foreign currency forward exchange contracts as described in Note 8. As of June 30, 2009, all of the foreign currency forward exchange contracts that the Company had entered into had expired. The Company had not entered into any new contracts as of June 30, 2009.

10. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Telesource International’s stock at June 30, 2009.  SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Consulting Fees	$25,000	$150,000
Costs on standby letters of credit	30,890	6,000
Interest (on unreturned capital)	37,191	36,485
Total	$93,081	$192,485

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $53,346 and $97,652 for the six (6) months ended June 30, 2009 and June 30, 2008, respectively.

The Company also utilizes office space, land, and receives other services from Retsa in Saipan and Tinian. Effective as of January 1, 2009, the Company is no longer charged for the office space or land. Retsa is an affiliated company of SHBC. The Company was invoiced by Retsa for staffing services only in the amounts of $771, for the six (6) months ended June 30, 2009 and rent and staffing services in the amount of $38,734 for the six (6) months ended June 30, 2008.

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total related party accounts payable are summarized as follows:

	June 30, 2009	December 31, 2008
Accounts payable to SHBC	$—	$12,000
Accounts payable to Computhink	3,800	2,530
Accounts payable to Retsa	771	—
Total	$4,571	$14,530

11. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution. As of June 30, 2009 the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $4,173,353.

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

	For the Six Months Ended June 30, 2009
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,562,254	11,767	6,338,684	8,912,705
Interest expense/(income), net	(5,186)	—	11,348	6,162
Depreciation and amortization	47,926	97	23,350	71,373
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(565,116)	1,137	144,468	(419,511)
Total capital expenditures	11,959	—	—	11,959
Total assets	3,900,071	191	4,240,331	8,140,593

	For the Six Months Ended June 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$2,491,464	32,023	10,631,360	13,154,847
Interest expense, net	124,455	—	8,202	132,657
Depreciation and amortization	74,653	59	68,413	143,124
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(1,483,986)	20,201	(805,028)	(2,268,813)
Total capital expenditures	32,763	—	986	33,749
Total assets	6,809,837	246	9,883,493	16,693,576

TELESOURCE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Business Segment Information (continued)

	For the Three Months Ended June 30, 2009
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,465,937	6,517	3,147,250	4,619,704
Interest expense/(income), net	(5,186)	—	(5,520)	(10,760)
Depreciation and amortization	22,720	48	(503)	22,265
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(243,669)	1,077	196,955	(45,637)
Total capital expenditures	340	—	—	340
Total assets	3,900,071	191	4,240,331	8,140,593

	For the Three Months Ended June 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,296,521	9.892	6,908,144	8,214,557
Interest expense, net	57,694	—	4,162	61,856
Depreciation and amortization	37,727	29	34,345	72,101
Net loss attributable to the stockholders of Telesource International, Inc. and Subsidiaries	(713,892)	3,640	2,769	(707,486)
Total capital expenditures	19,671	—	—	19,671
Total assets	6,809,837	246	9,883,493	16,693,576

The basis used to attribute revenues to individual countries is based upon where the services are provided.

Revenues from the Construction segment were directly attributed to the U.S. Embassy Project in Fiji.

Revenues from the power generation segment include revenues from the Company’s power station in Fiji and the power station on the island of Tinian located in the Commonwealth of Northern Mariana Islands.

13. Change in Estimate

During the second quarter of 2009, the Company concluded negotiations with the primary subcontractor on the Embassy project which converted the subcontract to a lump sum agreement. As a result of the revised agreement and improved cost control measures, the Company revised its estimated cost to complete for the Project.

In accordance with FASB 154, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a decrease in total estimated costs of $470,506, which increased earned revenues and profit by approximately $446,294 for the Project in 2009.

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

“K” represents $1,000 when used below.

Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues

Construction Revenues. Construction revenues decreased to $6.3 million from $10.6 million for the six (6) months ended June 30, 2009 compared to June 30, 2008. The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by August, 2009. Approximately 14% of the total project revenue was recognized during the first six months of 2009 versus approximately 23% of total project revenue during the same period of 2008. For the six months ended June 30, 2009 the revenue was driven by several factors all associated with the degree of completion of the project. During the first half of 2009, these factors included site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical, electrical and commissioning work. The main construction activities during the first half of 2008 included the largest component costs; of this project, concrete and site work. The estimated $45 million revenue from this project is recorded on the Percentage of Completion method. The project was 94% complete at June 30, 2009 and 50% complete as of June 30, 2008, respectively.

Service Fees — Power Generation Plant. Service fees — power generation plant increased $183,938 (or 7.8%) to $2,556,905, from $2,372,967 for the six (6) months ended June 30, 2009 compared to the six (6) months ended June 30, 2008. The increase was due to the combination of increased revenues in CNMI operations offset by reduced revenues in Fiji. Revenue from the CNMI power plant increased by $325K due to a combination of contractually higher rates that went into effect in March of 2009 as well as a slight increase in transmission and distribution work ($21K). Offsetting this increase were decreases in Fiji’s revenue in the amount of $141K.  The decrease in Fiji revenue was a result of the discontinued transmission and distribution work during 2008 ($151K). In April of 2009, the Reserve Bank of Fiji devalued the Fijian currency against the US dollar by 20%.  Although Fiji’s power generation business experienced an increase in generation, the impact of foreign currency declines yielded an improvement of only $10K for the first six months of 2009 compared to the same period of 2008. The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During the first six months of 2009, the Company produced 36.7 million Kwh more than the same period in 2008. During this same period, the Fijian dollar (‘FJD”) has declined in value against the US dollar by 21.9% or when compared to exchange rates during the period in 2008 resulted in negatively reducing revenue by $502K.

 Finance Lease Revenues. Finance lease revenues decreased 95.5% to $5,349 from $118,327 for the six (6) months ended June 30, 2009 compared to the six (6) months ended June 30, 2008. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Costs and Expenses

Construction Costs (including Construction Costs — Related Party). Total construction costs decreased to $5.8 million for the six (6) months ended June 30, 2009 compared to $11.5 million for the 2008 period. The decrease was due to a reduction in construction activity as the project enters the final stages of completion.  As the Embassy project nears completion, the Company experienced a decrease in construction labor and benefits ($283K), material ($2.3 million), general requirements ($294K) and subcontractor ($2.8 million) costs during the first six (6) months of 2009 compared to the same period in 2008.  The project was 94% complete at June 30, 2009 and 50% complete as of June 30, 2008, respectively.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs decreased 9.4% to $1.4 million for the six (6) months ended June 30, 2009 compared to $1.6 million for the six (6) months ended June 30, 2008. The decrease was due to a significant reduction ($149,865) in Fiji’s operations which is attributed to several factors. These factors include, a decline in the Fijian dollar against the US dollar ($178K), lower transmission and distribution expenses ($175K) and lower freight and insurance expenses ($45K).The decrease was partially offset by an increase in maintenance costs and inventory costs ($204K).

Gross Profit

Estimated gross profit on the U.S. Embassy Project in Fiji increased to $506,770 from ($882,740) for the six (6) months ended June 30, 2009 compared to the six (6) months ended June 30, 2008. The increase is primarily due to negotiating a lump sum agreement with the primary subcontractor on the project as well as improved cost control methods. During the second quarter of 2009, the Company identified these changes and developed a revised estimated cost to complete.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits decreased 1.9% to $823K for the six (6) months ended June 30, 2009 from $839K for the six months ended June 30, 2008. Lesser administrative employees in the first six (6) months of 2009 contributed to the decrease in salaries.

General and Administrative Expenses. General and administrative expenses were $663K at June 30, 2009 or $624K lower than the like period ended June 30, 2008.  The decrease stemmed from the following: lower professional fees resulting from the Company’s reduced demand for outside accounting including those related to Sarbanes Oxley($112K), outside market research and bidding ($313K), and legal consultation ($29K); lower travel and board meeting expenses ($105K) resulting from reductions in the amount of travel by members of management in the first half of 2009; lower communication and office related expenses ($58K); and lower insurance, taxes, and fees ($7K).

Other Income (Expense)

Other income/(expense) declined by $505K during the first six (6) months of 2009 compared to the same period ended June 30, 2008. This decline was driven by the foreign exchange translation losses of $552K from the Embassy Project in Fiji that was a direct result of a decline in the devaluation of the Fijian dollar in April of 2009.  Lesser other income ($79K) also contributed to the decline. This decline was partially offset by a reduction of interest expenses at TCNMI and Fiji of $127K as all debt was extinguished during 2008.

Consolidated Net Loss

Consolidated net losses were $419,511 for the six (6) months ended June 30, 2009 and $2,268,813 for the six (6) months ended June 30, 2008. The improvement was driven by an increase of $1.6 million in gross profits for the six (6) months ended June 30, 2009 compared to the same period in 2008 as construction ($1.4 million) and power ($.2 million) operations both contributed to the increase. A reduction in operating expenses ($.7 million) partially offset by an increase of other expenses ($.5 million) further contributed to the improvement for the first six (6) months of 2009, compared to the same period of 2008.

Liquidity

As of June 30, 2009, the Company’s total assets exceeded total liabilities by $2.1 million. This was a $.9 million decline from December 31, 2008. In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations on an as needed basis. As of June 30, 2009, the Company had no outstanding debt, an accumulated deficit of $71.1 million, and total stockholders’ equity of $1.0 million.

The Company earned operating income of $.1 million and incurred operating losses of $2.2 million for the six (6) month periods ended June 30, 2009 and June 30, 2008, respectively. The Company incurred net losses to common stockholders of $.4 million and $2.3 million, respectively, during each of the six (6) month periods ended June 30, 2009 and June 30, 2008.

Cash used in operating activities for the six (6) month periods ended June 30, 2009 and June 30, 2008 was $1.1 million and $2.9 million, respectively. There was approximately $14,000 used in investing activities for the six (6) month period ended June 30, 2009 and approximately $6,000 for the six (6) month period ended June 30, 2008. Funds provided by financing activities and representing either common stock issuances or capital contributions for the six (6) month period ending 2009 were $0 compared to $1.7 million for the six (6) month period ended June 30, 2008.

Results of Operations for the three (3) months ended June 30, 2009 compared to the three (3) months ended June 30, 2008

Revenues

Construction Revenues. Construction revenues decreased to $3.1 million for the three (3) months ended June 30, 2009 compared to $6.9 million in the comparable 2008 quarter. The decrease is solely attributed to progress on the U.S. Embassy project in Fiji which began in January 2007. Approximately 7% of total project revenue was recognized in the 2nd quarter of 2009 compared to 15% in the same period of 2008.  During the 2nd quarter of 2009 the revenue was driven by several factors all associated with the degree of completion of the project, these factors included site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical, electrical and commissioning work. The main construction activities during the first half of 2008 included the largest component costs; of this project, concrete and site work. This now $45 million project is expected to be completed by August 2009. The project was 94% complete as of June 30, 2009 and 50% complete as of June 30, 2008, respectively.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 17.8% to $1.5 million for the three (3) months ended June 30, 2009 compared to $1.2 million in the three (3) months ended June 30, 2008. The Tinian power operations contributed $235K of the improvement due to contractually higher rates that went into effect in March of 2009.   The increase was partially offset by a decrease in the Fijian operations of $14K. The decrease in Fiji revenue was a result of the discontinued transmission and distribution work during 2008 ($37K). In April of 2009, the Reserve Bank of Fiji devalued the Fijian currency against the US dollar by 20%.  Although Fiji’s power generation business experienced an increase in generation, the impact of foreign currency declines yielded an improvement of only $23K during the 2nd quarter of 2009 compared to the same period of 2008. The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During the three (3) months ended June 30, 2009, the Company produced 23.4 million Kwh more than the same period in 2008.

Finance Lease Revenues. Finance lease revenues decreased 100% to zero for the three (3) months ended June 30, 2009 compared to $52K for the three (3) months ended June 30, 2008. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Costs and Expenses

Construction Costs (including Construction Costs – Related Party). Total construction costs decreased to $2.7 million for the three (3) months ended June 30, 2009 compared to $6.8 million for the three (3) months ended June 30, 2008. The decrease was directly related to the U.S. Embassy project. As the Embassy project nears completion, the Company has experienced a decrease in subcontractor costs of approximately $1.9 million, material of approximately $1.9 million, general requirements of approximately $181K and construction labor and benefits of approximately $110K, and costs during the first three (3) months ended June 30, 2009 compared to the same period in 2008.  As noted above, the project is 94% complete as of June 30, 2009, compared to 50% in June 2008.

Operations and Maintenance Costs — Power Generation Plant. Power generation plant costs increased 8.2% to $853K for the three (3) months ended June 30, 2009, compared to $788K for the three (3) months ended June 30, 2008.  The increase of $65K was due mainly to higher expenditures for maintenance costs and inventory ($84K) as compared to the same three month period in 2008 for the Fijian operations.  The increase was partially offset mainly by lower scheduled maintenance expenditures ($19K) for the Tinian operations for the three (3) month period ending June 30, 2009 as compared to the same period in 2008.

Gross Profit

Estimated gross profit on the U.S. Embassy Project in Fiji increased to $465K from $78K for the three (3) months ended June 30, 2009 compared to the three (3) months ended June 30, 2008. The increase is due to a revised lower total cost to complete the Embassy being recognized in the second quarter of 2009. A negotiated lump sum agreement with the primary subcontractor on the project as well as improved cost control methods were the driving forces behind the revision.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits decreased 4.0% to $398K for the three (3) months ended June 30, 2009, from $415K for the three (3) months ended June 30, 2008. The decrease is due to fewer administrative positions at each entity.

General and Administrative Expenses.  General and administrative expenses decreased to $355K for the three (3) months ended June 30, 2009, from $674K for the three (3) months ended June 30, 2008. The $319K decrease in expenses was primarily due to lesser expenditures for professional fees for market research, outside accounting and procurement services, recruitment, board meeting and travel in the three (3) month period ending June 30, 2009 compared to the same period of 2008.

Other Income/Expense, Net. Other income of $50K for the three (3) months ended June 30, 2008 declined to other expense of $240K for the three (3) months ended June 30, 2009. The decline resulted from foreign currency translation losses due to the devaluation of the Fijian dollar in April of 2009, partially offset by a reduction in interest expense as a result of no debt combined with an increase in interest income as a result of strengthened cash management processes.

Net Loss to Attributable to Stockholders. Net losses to common stockholders were $46K for the three (3) months ended June 30, 2009, and $707K for the three (3) months ended June 30, 2008.  The $662K improvement in net loss during the three (3) months ended June 30, 2009, versus the same period in 2008 resulted from an improved projected profit on the Embassy project, higher power production levels and lower general and administrative costs.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Telesource expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at June 30, 2009:

Uncompleted as of December 31, 2008 (Project initiated as of January 1, 2007)	$8,658,301
New contract	—
Contract adjustments	283,970

8,942,271

Less: Construction revenue earned for the six (6) months ended June 30, 2009	6,338,684

Backlog balance at June 30, 2009	$2,603,587

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended June 30, 2009:

There were no changes in our internal control in the first six months.

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

Telesource International, Inc.
(Registrant)

Dated: August 13, 2009	/s/ NIDAL ZAYED
Nidal Z. Zayed
President and Chief Executive Officer

/s/ GREG GROSVENOR
Greg Grosvenor
Vice President and Chief Financial Officer

21