Form 10-Q
period 2009-09-30
Pernix Group, Inc.
filed 2009-11-12
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to __________

———————

PERNIX GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	333-43770	36-4025775
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employer Identification No.)

860 Parkview Boulevard, Lombard, Illinois     60148

(Address of principal executive offices)     (Zip code)

(630) 620-4787

(Registrant’s telephone number, including area code)

———————

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☑

On November 5, 2009 136,640,567 shares of our common stock were outstanding.

PERNIX GROUP, INC.

Table of Contents

PART 1: Financial Information

1

Item 1.    Financial Statements

1

Condensed Consolidated Balance Sheets — September 30, 2009 (Unaudited) and
December 31, 2008

1

Condensed Consolidated Statements of Operations — nine months ended
September 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Operations — three months ended
September 30, 2009 and 2008 (Unaudited)

3

Condensed Consolidated Statements of Comprehensive Income (Loss) — for nine and three months ended September 30, 2009 and 2008 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows — for nine months ended
September 30, 2009 and 2008 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 4T. Controls and Procedures

18

PART II. Other Information

19

Item 1.   Legal Proceedings

19

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

19

Item 3.   Defaults Upon Senior Securities

19

Item 4.   Submission of Matters to a Vote of Security Holders

19

Item 6.   Exhibits

19

Signatures

20

Part 1. Financial Information

Item 1.

Financial Statements

PERNIX GROUP, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

	(Unaudited) September 30, 2009	December 31 2008
Assets
Current assets:
Cash and cash equivalents	$2,767,015	$6,313,886
Accounts receivable less allowance for doubtful accounts of $142,235 at September 30, 2009 and at December 31, 2008	2,419,547	3,299,625
Accounts receivable - related party	39,318	—
Current portion of net investment in sales-type lease	—	454,651
Inventories	1,564,248	1,335,387
Prepaid expenses and other current assets	214,086	601,443
Total current assets	7,004,214	12,004,992
Property, plant, and equipment, net	251,817	320,263
Other assets	75,148	88,689
Total assets	$7,331,179	$12,413,944

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$964,799	$2,053,172
Accounts payable – related party	4,074	14,530
Accrued expenses	1,845,772	1,823,004
Interest payable – related party	194,899	138,680
Other current liabilities	—	698,957
Billings in excess of costs and estimated earnings	1,457,128	4,629,941
Total current liabilities	4,466,672	9,358,284
Total liabilities	4,466,672	9,358,284

Equity:
Pernix Group, Inc. and Subsidiaries stockholders' Equity
Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at September 30, 2009 and December 31, 2008.	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares, 136,640,567 issued at September 30, 2009 and December 31, 2008.	1,366,406	1,366,406
Additional paid-in capital	71,521,369	71,521,369
Accumulated deficit	(70,562,187)	(70,663,993)
Accumulated comprehensive (loss)	(550,781)	(259,992)
Total Pernix Group, Inc. and Subsidiaries stockholders equity	1,774,807	1,963,790
Noncontrolling Interest	1,089,700	1,091,870
Total equity	2,864,507	3,055,660
Total liabilities and equity	$7,331,179	$12,413,944

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Nine Months Ended September 30, 2009 and September 30, 2008

	2009	2008
Revenues:
Construction revenues	$8,549,011	$18,338,825
Service fees – power generation plant	3,983,659	3,578,292
Service fees – related party	11,767	32,849
Finance lease revenue	5,349	154,991
Other revenue	—	170
Gross revenues	12,549,786	22,105,127
Costs and expenses:
Construction costs	7,166,995	18,909,430
Construction costs - related party	92,740	234,000
Operation and maintenance costs - power generation plant	2,066,021	2,322,087
Provision for unbilled and uncollected accounts	—	43,038
Cost of revenues	9,325,756	21,508,555
Gross profit	3,224,030	596,572
Operating expenses:
Salaries and employee benefits	1,223,063	1,326,689
Occupancy and equipment	24,898	48,570
Occupancy - related party	74,356	124,878
General and administrative	1,087,550	1,717,907
Total operating expenses	2,409,867	3,218,044
Operating income/(loss)	814,163	(2,621,472)

Other income (expense):
Interest income/(expense), net	42,042	(137,937)
Interest expense - related party	(56,219)	(55,064)
Foreign currency exchange (loss)	(422,867)	(364,380)
Other income, net	62,632	90,919
Total other (expense)	(374,412)	(466,462)

Income/(loss)before income taxes	439,751	(3,087,934)
Income tax expense	340,115	410,137
Consolidated net income/(loss)	99,636	(3,498,071)

Less: Net (loss) attributable to noncontrolling interest	(2,170)	(13,869)

Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$101,806	$(3,484,202)

Basic and diluted net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$0.001	$(0.027)
Weighted average shares outstanding	136,640,567	130,088,773

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended September 30, 2009 and September 30, 2008

	2009	2008
Revenues:
Construction revenues	$2,210,327	$7,707,465
Service fees – power generation plant	1,426,754	1,205,325
Service fees – related party	—	826
Finance lease revenue	—	36,664
Gross revenues	3,637,081	8,950,280
Costs and expenses:
Construction costs	1,390,971	7,587,815
Construction costs - related party	36,850	41,515
Operation and maintenance costs - power generation plant	637,677	746,215
Provision for unbilled and uncollected accounts	—	7,336
Cost of revenues	2,065,498	8,382,881
Gross profit	1,571,583	567,399
Operating expenses:
Salaries and employee benefits	399,675	487,777
Occupancy and equipment	5,584	18,328
Occupancy - related party	26,245	41,160
General and administrative	424,852	431,345
Total operating expenses	856,356	978,610
Operating income/(loss)	715,227	(411,211)

Other income (expense):
Interest income/(expense), net	11,013	(41,765)
Interest expense - related party	(19,028)	(18,579)
Foreign currency exchange (loss)	(82,106)	(575,877)
Other income, net	38,614	(12,557)
Total other (expense)	(51,507)	(648,778)

Income/(loss) before income taxes	663,720	(1,059,989)
Income tax expense	141,814	161,137
Consolidated net income/(loss)	521,906	(1,221,126)

Less: Net income/(loss) attributable to noncontrolling interest	589	(5,737)

Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$521,317	$(1,215,389)

Basic and diluted net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$0.004	$(0.009)
Weighted average shares outstanding	136,640,567	131,763,376

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

Nine Months Ended September 30, 2009 and September 30, 2008

	Nine Months Ended September 30,
	2009	2008
Net income/(loss)	$101,806	$(3,484,202)
Other comprehensive (loss):
Foreign currency translation adjustment	(290,789)	(124,161)
Comprehensive loss	$(188,983)	$(3,608,363)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

Three Months Ended September 30, 2009 and September 30, 2008

	Three Months Ended September 30,
	2009	2008
Net Income/(loss)	$521,317	$(1,215,389)
Other comprehensive income/(loss):
Foreign currency translation adjustment	212,844	(221,681)
Comprehensive income/(loss)	$734,161	$(1,437,070)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2009 and September 30, 2008

	2009	2008
Cash flows from operating activities:
Net income/(loss)	$101,806	$(3,484,202)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Cash used in operating activities:
Depreciation	94,619	209,201
(Gain)/loss on sale or disposal of fixed assets	(1,775)	34,286
Provision for unbilled and uncollected accounts	—	42,687
Noncontrolling Interest	(2,170)	(13,869)
Changes in assets and liabilities:
Accounts receivable	810,712	(3,334,145)
Accounts receivable - related party	(39,318)	(125,934)
Prepaid expenses and other current assets	5,132	879,549
Net investment in sales-type lease	454,651	1,915,009
Other assets	9,033	5,837
Accounts payable	(1,017,266)	2,926,235
Accounts payable - related party	(10,456)	(208,264)
Accrued expenses	78,710	223,817
Interest payable - related party	56,219	55,064
Billings in excess of cost and estimated earnings	(3,172,813)	2,671,770
Other liabilities	(697,781)	676,565
Net cash (used in)/provided by operating activities	(3,330,697)	2,473,606

Proceeds from sale of equipment	1,775	75,363
Capital expenditures	(50,333)	(63,983)
Net cash (used in)/provided by investing activities	(48,558)	11,380
Cash flows from financing activities:
Principal payments on borrowings - related party	—	(1,701,175)
Proceeds from sale of common stock	—	3,250,000
Net cash provided by financing activities	—	1,548,825

Effect of exchange rate changes on cash and cash equivalents	(167,616)	(160,907)
Net increase/(decrease) in cash and cash equivalents	(3,546,871)	3,872,904
Cash and cash equivalents at beginning of period	6,313,886	4,032,631
Cash and cash equivalents at end of period	$2,767,015	$7,905,535
Supplemental disclosure:
Cash paid during the period for interest	$—	$204,061
Cash paid during the period for income taxes	$289,226	$199,121

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its subsidiaries (“Pernix Group” or the “Company”), have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

The Company does not record unapproved change order revenue. Only approved change orders are included in our computation of percentage of completion for revenue recognition. During the second quarter of 2009, the Company concluded negotiations with the primary subcontractor on the Project, which converted the subcontract to a lump sum agreement. As a result of the revised agreement and improved cost control measures, the Company revised its estimated cost to complete for the Project. The company applied the cumulative catch-up method. The revised estimated cost to complete resulted in a decrease in total estimated costs of $470,506, which increased earned revenues and profit by $446,294 for the six months ended June 30, 2009. During the third quarter of 2009, the Company received an approved change order from the owner in the amount of $1.2 million. The company completed the additional work and project management initiated successful cost savings measures and revised its cost estimate to reflect an increase in projected profit of $787,855. In contrast, during April 2008, the Company revised its cost estimates for the Project to reflect the impact of claims from the primary subcontractor as well as certain other costs. The Company applied the cumulative catch-up method which resulted in an increase in total estimated costs of $3,840,715, which decreased earned revenues and profit by $2,174,960 for the six months ended June 30, 2008.  (See Note 13)

Service fee revenue is recorded based upon the agreed terms of the executed contracts and associated amendments. The contracts are long term and exceed ten years. The contracts stipulate fixed and variable rates to be charged to the applicable customer based upon usage. Usage is derived from meters and computers after mutual agreement by the customer and the Company at the time of the reading. Certain contracts include rate increases in the base rate, separate and beyond other escalator clauses. The contracts include escalator clauses for inflationary indexes that are based upon common standard economic indices as reported by the governments in the U.S. or the applicable country in which these services are performed. The Company only records amounts that are included in signed and approved contracts and agreements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent events

The Company evaluated subsequent events through November 12, 2009, the date the financial statements were filed with the Securities and Exchange Commission and none were determined to require disclosure.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and it had no material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for us on January 1, 2009, and we will apply this new guidance prospectively to all business combinations subsequent to the effective date.

In November 2008, the FASB issued new accounting guidance on equity method investment accounting considerations. The new guidance generally continues existing practices under the equity method of accounting for investments in common stock including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The new guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. We adopted the guidance effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.

In December 2008, the FASB issued new accounting guidance concerning disclosures about transfers of financial assets and interests in variable interest entities. The new guidance includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. The new guidance is effective for the first interim period or fiscal year ending after December 15, 2008. Effective January 1, 2009, we adopted the guidance. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it had no material impact on our consolidated financial statements.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

In October 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard update will have on our consolidated financial statements.

2. Description of Business

Pernix Group is an international company engaged primarily in two (2) business segments. We offer construction services as a Design Build General Contractor, and we also invest in Energy Projects as an Independent Power Producer with full-scale and construction capabilities. Pernix Group does not have in-house design capabilities and relies on longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States. As a general contractor, Pernix Group pursues U.S. Government federal contracts with a focus on expanding our presence in the continental U.S. Our international construction experience has primarily been on U.S. territories abroad and the vast majority of our future targeted market will be projects located on U.S. soil. The Company was awarded a $42.6 million contract in November of 2006, and subsequent approved change orders in the amount of $3.6 million to build a United States Embassy in Fiji. The joint venture (as explained below) received notice to proceed with construction in 2007.

The Company seeks new projects in coordination with other companies in possible joint venture arrangements. The primary partner in these projects would most likely be with Sayed Hamid Behbehani & Sons Co., W.L.L. (“SHBC”). SHBC owns 5.4% of the Company’s outstanding shares.

The Company conducts its operations through the parent company and its three (3) subsidiaries located in four (4) geographic locations. Pernix Group, located in Lombard, Illinois U.S.A., is the Company’s headquarters where it also operates a small service for the procurement, export and shipping of U.S.-fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the continental U.S.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has a subsidiary located in Fiji, Telesource (Fiji), Ltd., which maintains and operates diesel-fired electric power generation plants for the sale of electricity in the country. Additionally, the Company is attempting to develop future construction and other energy-related business activities in Fiji. The Company also has a subsidiary on the island of Tinian, an island in the Commonwealth of the Northern Mariana Islands (a U.S. Commonwealth). Telesource Commonwealth Northern Mariana Islands (“TCNMI”) operates a diesel-fired electric power generation plant for the sale of electricity to the local power grid. The company’s office located in Saipan maintains offices for coordinating marketing and development activities in the region and is responsible for all operations including the development of future construction projects and energy-conversion opportunities in the region.

The Company’s construction joint venture with SHBC, named Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. (“TSI/SHBC JV”), also operates from its Lombard office. TSI/SHBC JV is a limited partnership, with an equity split of 51% Pernix Group and 49% SHBC. The total start-up equity of the joint venture was $2,245,000. Pernix Group is the general partner of TSI/SHBC JV and, accordingly, is authorized to determine the appropriate allocation of profit and losses. It is the general partner’s intention to allocate profits and losses 99% Pernix Group and 1% SHBC. The joint venture also has a wholly-owned subsidiary in Fiji, named Telesource SHBC (Fiji) Ltd. (“TSF”). The Company consolidated TSI/SHBC JV under the guidance related to the accounting for business combinations and related disclosures.

3. Liquidity

As of September 30, 2009, the Company’s total assets exceeded total liabilities by $2.9 million. This was a $200K decline from December 31, 2008. In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations on an as needed basis. As of September 30, 2009, the Company had no outstanding debt, an accumulated deficit of $70.6 million, and total stockholders’ equity of $1.8 million.

The Company earned operating income of $.8 million and incurred an operating loss of $2.6 million for the nine (9) month periods ended September 30, 2009 and September 30, 2008, respectively. The Company incurred net income to common stockholders of $.1 million and losses of $3.5 million, respectively, during each of the nine (9) month periods ended September 30, 2009 and September 30, 2008.

Cash used in operating activities for the nine (9) month period ended September 30, 2009 was $3.3 million compared to cash provided in operating activities of $2.5 million for the nine (9) months ended September 30, 2008. There was approximately $52,000 used in investing activities for the nine (9) month period ended September 30, 2009 and approximately $11,000 provided for the nine (9) month period ended September 30, 2008. Funds provided by financing activities and representing either common stock issuances or capital contributions for the nine (9) month period ending 2009 were $0 compared to $1.5 million for the nine (9) month period ended September 30, 2008.

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

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 (approximately USD $103,820 at September 30, 2009) for the purchase or leasing of vehicles. Interest will be charged at the then applicable leasing rate. This facility is revolving and is subject to annual review. The company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008. As of September 30, 2009, the Company has not drawn upon the credit facility. In October of 2009, the company terminated its credit facility with ANZBGL.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Stockholders Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized. None of these Preferred Shares are issued or outstanding as of September 30, 2009. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock

As of September 30, 2009 and December 31, 2008, approximately 136,640,567 million shares of the Company’s common stock were issued and outstanding. During the first nine (9) months of 2009, no additional shares were issued.

6. Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were zero and 3,179,999 million at September 30, 2009 and September 30, 2008, respectively.

7. Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, TCNMI was awarded a contract to build forty-five (45) housing units for the Northern Mariana Housing Corporation, a government unit. The houses were built and subsequently occupied. The Northern Mariana Housing Corporation filed a lawsuit against Pernix Group and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. Pernix Group has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims. However, the Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued an estimated $300,000 loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007. In 2008 and 2007, the Company made aggregate payments of $231,817 to claimants. No incremental accruals or payments were made during the first three quarters of 2009.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at Pernix Group’s power plant for which it is inadequately insured or subject to a coverage exclusion, and Pernix Group is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Pernix Group may be required to pay substantial amounts which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $648,875 at September 30, 2009) in accordance with its agreement with the Fiji Electric Authority.

Pernix Group offers warranties on its construction services and power-generating plants. Pernix does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should Pernix Group be required to cover the cost of repairs not covered by the warranties of Pernix Group’s vendors, or should one of Pernix Group’s major vendors be unable to cover future warranty claims, Pernix Group could be required to outlay substantial funds, which could harm its financial condition.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1,250,176 in costs associated with this upgrade through September 30, 2009. The Company will be seeking certification of the upgrade by the client. Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred. The Company operates a power plant on the island of Tinian. The power plant requires a permit with the local Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Pernix Group’s leases are primarily month-to-month leases without escalation or capital improvement funding terms or other lease concessions. In May 2007, Pernix Group, Inc. signed a four (4) year lease with Computhink, Inc., a related party. The lease expiration date is April 30, 2011. Future minimum rental commitments under all non-cancelable leases in effect at September 30, 2009 are as follows:

Year	Total Lease Payments
2009	$30,179
2010	119,193
2011	48,754
2012	7,413
2013	4,605
2014	767

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

8. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Pernix Group utilized foreign currency forward exchange contracts to reduce exposure to foreign currency exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji. At September 30, 2009, all of the foreign currency forward exchange contracts had expired and the Company had not entered into any new contracts.

The Company has standby letters of credit and financial guarantees. TSI/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York Mellon. The total of these stand-by letters of credit are $21.5 million as of September 30, 2009. These stand-by letters of credit expired on October 15, 2009 as they were no longer required by the client.

9. Fair Value Disclosures

Effective January 1, 2008, we adopted the FASB pronouncement pertaining to fair value measurement and disclosure. We have not applied the provisions of fair value to non-financial assets, such as our property and equipment and certain other assets, which are measured at a fair value for impairment assessment. We have applied the provisions of fair value measurement to these assets and liabilities, beginning January 1, 2009, in accordance with the FASB.

The Company’s most significant non-financial liability that would be affected by fair value measurement was its foreign currency forward exchange contracts as described in Note 8. As of September 30, 2009, all of the foreign currency forward exchange contracts that the Company had entered into had expired. The Company had not entered into any new contracts as of September 30, 2009.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2009. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (TSI/SHBC JV). This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month through January 2009 of the U.S. Embassy project. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Consulting Fees	$25,000	$225,000
Costs on standby letters of credit	30,890	9,000
Interest (on unreturned capital)	56,219	55,064
Total	$112,109	$289,064

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC. Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $81,368 and $126,001 for the nine (9) months ended September 30, 2009 and September 30, 2008, respectively.

The Company also utilizes office space, land, and receives other services from Retsa in Saipan and Tinian. Effective as of January 1, 2009, the Company is no longer charged for the office space or land. Retsa is an affiliated company of SHBC. The Company was invoiced by Retsa for staffing services only in the amounts of $921, for the nine (9) months ended September 30, 2009 and rent and staffing services in the amount of $50,249 for the nine (9) months ended September 30, 2008.

Total related party accounts payable are summarized as follows:

	September 30, 2009	December 31, 2008
Accounts payable to SHBC	$—	$12,000
Accounts payable to Computhink	3,239	2,530
Accounts payable to Retsa	835	—
Total	$4,571	$14,530

11. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution. As of September 30, 2009, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2.1 million.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Business Segment Information

Pernix Group has three (3) operating segments: power generation and construction of power plants, trading and construction services. The power generation and construction of power plants segment includes sales-type lease revenues recognized. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated. The following tables set forth certain segment information for the periods indicated:

	For the Nine Months Ended September 30, 2009
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,989,008	11,767	8,549,011	12,549,786
Interest expense (income), net	(11,925)	—	26,102	14,177
Depreciation and amortization	71,245	220	23,154	94,619
Net income (loss) to the stockholders of Pernix Group, Inc. and Subsidiaries	(710,918)	(4,463)	817,187	101,806
Total capital expenditures	50,333	—	—	50,333
Total assets	4,282,486	221	3,048,472	7,331,179

	For the Nine Months Ended September 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$3,733,453	$32,849	18,338,825	22,105,127
Interest expense (income), net	178,849	—	14,152	193,001
Depreciation and amortization	107,369	120	101,712	209,201
Net income (loss) to the stockholders of Pernix Group, Inc. and Subsidiaries	(2,123,751)	12,607	(1,373,058)	(3,484,202)
Total capital expenditures	63,008	—	975	63,983
Total assets	5,660,743	317	11,552,635	17,213,695

	For the Three Months Ended September 30, 2009
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,426,754	—	2,210,327	3,637,081
Interest expense (income), net	(6,739)	—	14,754	8,105
Depreciation and amortization	23,319	123	(196)	23,246
Net income (loss) to the stockholders of Pernix Group, Inc. and Subsidiaries	(145,802)	(5,600)	672,719	521,317)
Total capital expenditures	38,374	—	—	38,374
Total assets	4,282,486	221	3,048,472	7,331,179

	For the Three Months Ended September 30, 2008
	Power Generation and Construction of Power Plants	Trading	Construction	Total
Revenue	$1,241,989	826	7,707,465	8,950,280
Interest expense (income), net	54,394	—	5,950	60,344
Depreciation and amortization	32,717	61	33,299	66,077
Net income (loss) to the stockholders of Pernix Group, Inc. and Subsidiaries	(639,765)	(7,594)	(568,030)	(1,215,389)
Total capital expenditures	30,264	—	(11)	30,235
Total assets	5,660,743	317	11,552,635	17,213,695

PERNIX GROUP, INC.

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

13. Change in Estimate

During the second quarter of 2009, the Company concluded negotiations with the primary subcontractor on the Embassy project which converted the subcontract to a lump sum agreement.  During the third quarter the company received a contract amendment increasing the contract value by $1.2 million. As a result of the revised agreement, the new contract amendment and improved cost control measures, the Company revised its estimated cost to complete for the Project.

In accordance with the FASB pronouncement pertaining to accounting for a change in an accounting estimate, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in increased profit of $1,214,788 for the Project in 2009.

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

“K” represents $1,000 when used below.

Results of Operations for the nine (9) months ended September 30, 2009 compared to the nine (9) months ended September 30, 2008

Revenues

Construction Revenues. Construction revenues decreased to $8.5 million from $18.3 million for the nine (9) months ended September 30, 2009 compared to September 30, 2008. The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007 and is expected to be completed by December, 2009. Approximately 18.5% of the total project revenue was recognized during the first nine months of 2009 versus approximately 39.7% of total project revenue during the same period of 2008. For the nine months ended September 30, 2009 the revenue was driven by several factors all associated with the degree of completion of the project. During the nine months of 2009, these factors included site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical, electrical, commissioning, change order and punch list work. The main construction activities during the first nine months of 2008 included the largest component costs of this project, concrete and site work along with some mechanical work. The estimated $46.2 million revenue from this project is recorded on the Percentage of Completion method. The project was 96.5% complete at September 30, 2009 and 67.6% complete as of September 30, 2008, respectively.

Service Fees — Power Generation Plant. Service fees — power generation plant increased $405,367 or 11.3% to $3,983,659, from $3,578,292 for the nine (9) months ended September 30, 2009 compared to the nine (9) months ended September 30, 2008. The increase was due to the combination of increased revenues in CNMI operations offset by reduced revenues, although increased production, in Fiji. Revenue from the CNMI power plant increased by $555K due to a combination of contractually higher rates that went into effect in March of 2009 as well as a slight increase in transmission and distribution work ($29K). Offsetting this increase were decreases in Fiji’s revenue in the amount of $150K. The decrease in Fiji revenue was a result of the discontinued transmission and distribution work during 2008 ($150K) and the devaluation of the Fijian currency against the US dollar by 20%, which occurred in April of 2009. The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During the first nine months of 2009, Fijian operations produced 51.8 million Kwh more than the same period in 2008. During this same period, the Fijian dollar (‘FJD”) has declined in value against the US dollar by 22% or when compared to exchange rates during the period in 2008 resulted in negatively reducing revenue by $777K.

Finance Lease Revenues. Finance lease revenues decreased 96.5% to $5,349 from $154,991 for the nine (9) months ended September 30, 2009 compared to the nine (9) months ended September 30, 2008. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Costs and Expenses

Construction Costs (including Construction Costs — Related Party). Total construction costs decreased to $7.3 million for the nine (9) months ended September 30, 2009 compared to $19.1 million for the 2008 period. The decrease was due to a reduction in construction activity as the project enters the final stages of completion. As the Embassy project nears completion, the Company experienced a decrease in construction labor and benefits ($409K), material ($4.0 million), general requirements ($448K) and subcontractor ($7.0 million) costs during the first nine (9) months of 2009 compared to the same period in 2008. The project was 96.5% complete at September 30, 2009 and 67.6% complete as of September 30, 2008, respectively.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs decreased 11% to $2.1 million for the nine (9) months ended September 30, 2009 compared to $2.3 million for the nine (9) months ended September 30, 2008. The decrease was due to a significant reduction ($214,078) in Fiji’s operations which is attributed to several factors. These factors include, a decline in the Fijian dollar against the US dollar ($354K), lower transmission and distribution expenses ($177K).  The decrease was partially offset by an increase in maintenance, labor and inventory costs ($317K).

Gross Profit

Gross profit on the U.S. Embassy Project in Fiji increased to $1,263,348 from ($896,759) for the nine (9) months ended September 30, 2009 compared to the nine (9) months ended September 30, 2008. The increase is primarily due to negotiating a lump sum agreement with the primary subcontractor on the project, improved cost control methods and contract amendments. During the first nine months of 2009, the Company identified these changes and developed a revised estimated cost to complete.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits decreased .08% to $1.2 million for the nine (9) months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008. Lesser administrative employees in the first nine (9) months of 2009 contributed to the decrease in salaries.

General and Administrative Expenses. General and administrative expenses were $1.1 million at September 30, 2009 or $630K lower than the like period ended September 30, 2008. The decrease stemmed from the following: lower professional fees resulting from the Company’s reduced demand for outside accounting including those related to Sarbanes Oxley($105K), outside market research and bidding ($296K), and legal consultation ($62K); lower travel and board meeting expenses ($88K) resulting from reductions in the amount of travel by members of management in the first nine months of 2009; lower depreciation, insurance communication and office related expenses ($103K); partially offset by higher penalties, taxes and fees ($24K).

Other Income (Expense)

Other income/(expense) improved by $92K during the first nine (9) months of 2009 compared to the same period ended September 30, 2008. This improvement was driven by increased interest income of 178K, partially offset by larger foreign exchange translation losses of $58K resulting from the devaluation of the Fijian dollar in April of 2009 and lesser other income ($28K).

Consolidated Net Income (Loss)

Consolidated net income was $99,636 for the nine (9) months ended September 30, 2009 compared to a consolidated net loss of $3,498,071for the nine (9) months ended September 30, 2008. The improvement was driven by an increase of $2.6 million in gross profits for the nine (9) months ended September 30, 2009 compared to the same period in 2008 as construction ($2.1 million) and power ($.5 million) operations improvements both contributed to the increase. A reduction in operating expenses ($.8 million), a decrease of other expenses ($92K) further contributed to the improvement for the first nine (9) months of 2009, compared to the same period of 2008.

Liquidity

As of September 30, 2009, the Company’s total assets exceeded total liabilities by $2.9 million. This was a $200,000 decline from December 31, 2008. In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations on an as needed basis. As of September 30, 2009, the Company had no outstanding debt, an accumulated deficit of $70.6 million, and total stockholders’ equity of $1.8 million.

The Company earned operating income of $.8 million and incurred an operating loss of $2.6 million for the nine (9) month periods ended September 30, 2009 and September 30, 2008, respectively. The Company incurred net income to common stockholders of $.1 million and losses of $3.5 million, respectively, during each of the nine (9) month periods ended September 30, 2009 and September 30, 2008.

Cash used in operating activities for the nine (9) month periods ended September 30, 2009 was $3.3 million compared to cash provided in operating activities of $2.5 million for the nine (9) months ended September 30, 2008. There was approximately $52,000 used in investing activities for the nine (9) month period ended September 30, 2009 and approximately $11,000 provided for the nine (9) month period ended September 30, 2008. Funds provided by financing activities and representing either common stock issuances or capital contributions for the nine (9) month period ending 2009 were $0 compared to $1.5 million for the nine (9) month period ended September 30, 2008.

Results of Operations for the three (3) months ended September 30, 2009 compared to the three (3) months ended September 30, 2008

Revenues

Construction Revenues. Construction revenues decreased to $2.2 million for the three (3) months ended September 30, 2009 compared to $7.7 million in the comparable 2008 quarter. The decrease is solely attributed to progress on the U.S. Embassy project in Fiji which began in January 2007. Approximately 4.7% of total project revenue was recognized in the third quarter of 2009 compared to 16.7% in the same period of 2008. During the third quarter of 2009 the revenue was driven by several factors all associated with the degree of completion of the project, these factors included site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical, electrical and commissioning, change order and punch list work. The main construction activities during the third quarter of 2008 included the largest component costs; of this project, concrete site, and some mechanical work. This now $46.2 million project is expected to be completed by December 2009. The project was 96.5% complete as of September 30, 2009 and 67.6% complete as of September 30, 2008, respectively.

Service Fees — Power Generation Plant. Service fees — power generation plant increased 18.4% to $1.4 million for the three (3) months ended September 30, 2009 compared to $1.2 million in the three (3) months ended September 30, 2008. The Tinian power operations contributed $230K of the improvement due to contractually higher rates that went into effect in March of 2009.  The increase was partially offset by a decrease in the Fijian operations of $9K. The decrease in Fiji revenue was a result of the Reserve Bank of Fiji’s decision to devalue the Fijian currency against the US dollar by 20%. Although Fiji’s power generation business experienced an increase in generation, the impact of foreign currency declines yielded a decrease in third quarter revenue in 2009 compared to the same period in 2008. The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During the three (3) months ended September 30, 2009, Fijian operations produced 15.1 million Kwh more than the same period in 2008.

Finance Lease Revenues. Finance lease revenues decreased 100% to zero for the three (3) months ended September 30, 2009 compared to $37K for the three (3) months ended September 30, 2008. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Costs and Expenses

Construction Costs (including Construction Costs – Related Party) Total construction costs decreased to $1.4 million for the three (3) months ended September 30, 2009 compared to $7.6 million for the three (3) months ended September 30, 2008. The decrease was directly related to the U.S. Embassy project. As the Embassy project nears completion, the Company has experienced a decrease in subcontractor costs of approximately $4.2 million, material of approximately $1.7 million, general requirements and equipment of approximately $155K and construction labor and benefits of approximately $126K, and costs during the three (3) months ended September 30, 2009 compared to the same period in 2008. As noted above, the project was 96.5% complete as of September 30, 2009, compared to 67.6% in as of September 30, 2008.

Operations and Maintenance Costs — Power Generation Plant. Power generation plant costs decreased 14.5% to $638K for the three (3) months ended September 30, 2009, compared to $746K for the three (3) months ended September 30, 2008. The decrease of $108K was due mainly to lower expenditures for maintenance and insurance costs ($65K) as compared to the same three month period in 2008 for the Fijian operations. Tinian operations also contributed to the decrease ($43K) mainly driven by lesser expenditures for maintenance, consumables and gross receipts tax for the three (3) month period ending September 30, 2009 as compared to the same period in 2008.

Gross Profit

Gross profit on the U.S. Embassy Project in Fiji increased to $783K from $78K for the three (3) months ended September 30, 2009 compared to the three (3) months ended September 30, 2008. The increase was a result of a decrease in total estimated cost to complete the Embassy project and the receipt of a change order.  Total estimated costs were reduced as a result of a negotiated lump sum agreement with the primary subcontractor on the Embassy project. The change order for $1.2 million represented a contract amendment related to work activities that have been on-going for several months and will continue until the project is completed in the fourth quarter of 2009. Therefore, certain of these costs related to the change order were recognized during the three (3) months ended September 30, 2009 while the remaining change order costs will be incurred during the fourth quarter of 2009 when the Embassy project is expected to be completed.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits decreased 18% to $400K for the three (3) months ended September 30, 2009, from $488K for the three (3) months ended September 30, 2008. The decrease is due to fewer administrative positions at each entity.

General and Administrative Expenses. General and administrative expenses decreased to $424K for the three (3) months ended September 30, 2009, from $431K for the three (3) months ended September 30, 2009. The $6K decrease in expenses was primarily due to lesser expenditures for professional fees, depreciation and insurance ($59K) partially offset by an increase in penalties, taxes, licenses and travel ($53K) in the three (3) month period ending September 30, 2009 compared to the same period of 2008.

Other Income/Expense,Net. Other expense of $52K for the three (3) months ended September 30, 2009 improved from other expense of $649K for the three (3) months ended September 30, 2008. The change resulted from improvements of 103K for interest and other income and an improvement of $493K in foreign currency exchange losses.  As noted earlier, the Company entered into several foreign exchange contracts during the major construction phase of the Embassy project. All of the foreign exchange contracts have expired by May 2009. The

Company did not enter into any new foreign exchange contracts subsequent to the May 2009 expiration. Therefore, the Company did not experience a foreign currency exchange loss on outstanding forward exchange contracts during the third quarter of 2009 as compared to significant foreign currency exchange losses on the forward exchange contracts ($676K) in the same period of 2008.

Net Income (Loss) Attributable to Stockholders. Net income to common stockholders was $521K for the three (3) months ended September 30, 2009 compared to a net loss to common stockholders of $1.2 million for the three (3) months ended September 30, 2008. The $1.7million improvement during the three (3) months ended September 30, 2009, versus the same period in 2008 resulted from an improved projected profit on the Embassy project, increased power production revenues with lower costs, lower general and administrative costs and an improvement of other expenses.

Backlog

The following schedule shows a reconciliation of backlog representing the amount of revenue Pernix Group expects to realize from work already performed on the U.S. Embassy project that is accounted for using the Percentage of Completion method of accounting in progress at September 30, 2009:

Uncompleted as of December 31, 2008 (Project initiated as of January 1, 2007)	$8,658,301
New contract	—
Contract adjustments	1,486,474
10,144,775

Less: Construction revenue earned for the nine (9) months ended September 30, 2009	8,549,011
Backlog balance at September 30, 2009	$1,595,764

Item 4T.

Controls and Procedures

Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended September 30, 2009:

There were no changes in our internal control in the first nine months.

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

Part 2. Other Information

Item 1.

Legal Proceedings

Not Applicable.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On or about August 13, 2009, the Company received written consents in lieu of a meeting of stockholders from holders of 116,094,629 voting shares, representing approximately 84.96% of the total voting stock of the Company, to amend the Company’s Articles of Incorporation to change the Company’s name to “Pernix Group Inc.” Item 5. Other Information

None

Item 6.

Exhibits

(a)

Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Pernix Group, Inc.
Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934
Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: November 12, 2009	/s/ NIDAL ZAYED
Nidal Z. Zayed
President and Chief Executive Officer

/s/ GREG GROSVENOR
Greg Grosvenor
Vice President and Chief Financial Officer

20