Form 10-Q/A
period 2009-06-30
Pernix Group, Inc.
filed 2009-12-24
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q/A

(Amendment No. 1)

—————————

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to __________

—————————

PERNIX GROUP, INC.

(Exact name of registrant as specified in its charter)

—————————

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
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☑

On December 9, 2009 136,640,567 shares of our common stock were outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Company’s Quarterly Report on Form 10Q (the “Original Filing”) for the fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 13, 2009, and is being filed for the sole purpose to include a revised Item 4T. In connection with the filing of the Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also re-issuing and filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

There were no changes in our internal control in the second quarter.

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

PERNIX GROUP, INC.
(Registrant)

Dated: December 23, 2009	/s/ NIDAL Z
Nidal Z. Zayed
President and Chief Executive Officer

/s/ GREG GROSVENOR
Greg Grosvenor
Vice President and Chief Financial Officer