Form 10-K
period 2009-12-31
Pernix Group, Inc.
filed 2010-03-31
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NUMBER 333-92445

PERNIX GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	36-4025775
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

860 Parkview Blvd
Lombard, Illinois 60148
(Address of Principal Executive Offices and Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 620-4787

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $438,600.

Number of shares of Common Stock outstanding as of the close of business on March 31, 2010: 140,881,235 shares.

Documents Incorporated by Reference None

Disclosure Regarding Forward-Looking Statements

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The terms “Pernix Group,” “Company,” “our,” and “us,” as used in this annual report, refer to Pernix Group, Inc. (formerly known as Telesource International, Inc).   The term “SHBC” refers to Sayed Hamid Behbehani & Sons Co., W.L.L.

GENERAL

Pernix Group is an international company engaged in three business segments: General Construction, Power Generation Services and Design, Installation and Service of Transmitter Systems including high power radio transmitters and receivers.

The Company is a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to public agencies and private clients. We have provided power and construction services since 1995 and have established a strong reputation within our markets by executing complex projects on time and within budget while adhering to strict quality control measures.

We offer general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. In our international markets, we also offer select self-performed construction services including construction fit-out, electrical and mechanical services, plumbing and heating, ventilation and air conditioning (“HVAC”). As a general contractor, Pernix Group pursues U.S. government contracts worldwide.

Pernix Group is also a global provider of power plant engineering, design, procurement, construction, operations and maintenance services. Together with our affiliates and specialty service providers, we employ industry-leading processes, technologies and business practices. Our team includes a trained staff of mechanics, engineers and technicians capable of managing multiple power plants. We have the capabilities to address a variety of power generating requirements from initial conceptual design to construction and through operating and maintaining power facilities. Our Operation and Maintenance (“O&M”) services are designed to improve the operating performance of a particular facility and to reduce overall power generation costs to our customers. The Company also invests in energy projects as an independent power producer (“IPP”) if the projects are for credit worthy customers and are bankable without recourse to Pernix Group.

The Company implements state of the art project management tools and systems. We have extensive references from projects executed during the past 10 years and are leveraging these credentials and experiences for future growth. Our past experience includes an airport runway expansion; to an adult prison; government buildings; a shortwave radio relay station; a US embassy building; diesel power plants and operations and maintenance of power facilities.

Pernix Group utilizes longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.  The Company has experience as an IPP and with Build Own Operate Transfer (“BOOT”) projects. Our energy projects to date have been in the North and South Pacific and we seek and review opportunities throughout the world including North America.

Pernix Group acquired a 54.4% controlling interest in TransRadio SenderSysteme, Berlin, AG (“TransRadio”) on December 28, 2009. Through this new German subsidiary we engage in the design, distribution and installation of transmitter systems and provide related services at customer sites world-wide.

The Company conducts its operations through four subsidiaries from its headquarters in Lombard, Illinois, U.S.A.   In addition to the aforementioned and recently acquired German subsidiary, TransRadio, the company’s joint venture with SHBC (“Pernix/SHBC JV” or the “JV”) bids construction projects. The Company’s Mariana subsidiary, Telesource CNMI, Inc. (“TCNMI”), handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands (“CNMI”). The Company’s other wholly-owned subsidiary, Telesource (Fiji), Ltd. (“TFL”), handles the Company’s power generation activities in Fiji.

General Construction Segment

In 2006, the Company entered into a joint venture with SHBC, called Pernix-SHBC JV, formerly Telesource International, Inc/Sayed Behbehani & Sons Company, Joint Venture, L.P. This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for Pernix Group and 49% for SHBC. Pernix Group, Inc. is the general partner of the Pernix/SHBC JV.  Pernix/SHBC JV was formed for the purpose of bidding U.S. government construction and infrastructure development projects.   In January 2007 the JV received a final award and notice to proceed with a $42.5 million contract to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute the local works the JV formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (“TSF”).

 Pernix Group’s strategy for the construction market is to  independently seek out and bid on projects under the Pernix/SHBC and /or other joint ventures..  SHBC’s experienced personnel and success in the construction industry benefit the Company in the bidding process. The Company will employ its new systems for project management and controls that are designed to increase the likelihood of success and profitability on our projects. Pernix Group has augmented its management team by hiring prominent construction industry professionals who have a proven track record of strong operational and financial management on construction projects. Our future growth will be built on four pillars of success:  transparency, customer satisfaction, state of the art technology and a fair profit.

As stated above, the Pernix/SHBC JV has been awarded the contract to build a United States Embassy in Suva, Fiji. The Company will leverage its extensive experience in Fiji, primarily from building and operating power plants in the country, combined with the successful execution and completion of the United States Embassy project, to bid on and obtain additional embassy and / or U.S. government projects. Through its Fiji experience the Company has developed a strong understanding of the economic, business and cultural challenges in operating and constructing in international environments.  The Department of State intends to build approximately 60 new embassies in the next 7 years and Pernix/SHBC JV will continue to bid embassy work.

Pernix Group has worked extensively with the United States Information Agency (previously known as Voice of America).  Along with our recent experience on the U.S. Embassy project in Suva with the State Department’s Overseas Buildings Office (“OBO”). The Company is now poised to leverage our ability to work with, understand and respond to complex U.S. government contractual and regulatory requirements. These experiences have tremendously improved our identification of potential projects and the technical proposal responses. The ability to competently and competitively respond to government-issued requests for proposals and to execute projects when awarded to the satisfaction of government contracting officers is a skill set that Pernix Group has now demonstrated on numerous projects.

The Company is employing custom management tools and technology to ensure that all risks inherent with the construction of complex buildings and structures is controlled and mitigated. It is the Company’s intention to continue to employ state-of-the art management practices and to employ the best project managers and superintendents resulting in producing the most value possible on our customers’ projects.

Pernix Group may pursue opportunities at the municipal and state levels. We may consider international projects but we will be extremely selective and only do so when the customer is very creditworthy and meets certain Company-established criteria. The Company may also bid on U.S. based non-government projects if the customers are creditworthy and the projects meet the Company’s financial pre-requisites and conditions.

Although our focus historically has been on the international markets, the Company intends to pursue U.S. government projects located in the continental United States wherever possible. In furtherance of this effort the Company is developing a strategy to secure and expand its bonding capacity and to identify well situated business partners.

Power Generation Services Segment

The Company seeks to conduct its construction and power business independently and through strategic joint ventures and other alliances. Pernix Group is committed to pursuing clean and renewable energy projects in addition to its historical energy business that has been focused on building and operating fossil fuel power generation plants. All marketing and business development activities in the North Pacific and the Oceania regions are directed through TCNMI’s Saipan office.

The Company is uniquely situated to bring state of the art construction and design capabilities to its power generation/utility customers. As a potential stake holder in BOOT or IPP power contracts, Pernix Group would be involved not only on the operations and financial side of projects, but also in constructing the power plants thereby giving us a vested interest to ensure that the power facilities are built under the most stringent and highest international standards.  We believe that this approach will be very appealing to our customers and will give Pernix Group a competitive advantage.

Pernix Group also has longstanding financial relationships with many international banks and equity investors. We feel confident in our ability to raise the required equity and project financing necessary to pursue financially sound and bankable energy projects that meet our investment criteria.

Operation of Existing Power Generation Plants  - Pernix Group has designed, built and currently operates and maintains, on a 20 year contract, a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20 year contract basis, two separate plants with a total output of 78 MW.

The Company maintains a wholly-owned subsidiary in the CNMI.  This Mariana subsidiary, Telesource CNMI, Inc. (TCNMI) is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of the CNMI which is a U.S. Commonwealth.  Since its incorporation in 1997 TCNMI has executed over $80 million worth of construction work in the CNMI.  TCNMI, financed, designed and built a 20 MWh power plant on the Island of Tinian on a 20 year BOOT basis. Our agreement with the Commonwealth Utility Corporation (“CUC”) stipulates that we sell power into the grid based on contractually determined rates and without risk of fuel cost fluctuation. The contract for this project will expire in 2020; however, a 2001 change order provides the customer with an early termination option beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and to pay an early termination fee of $6,000,000 if they choose to exercise the early termination option. No notice of early termination has been received by TCNMI or the Company. The change order also prohibits the customer from purchasing power from any source other than Pernix Group for the first 30 MW. The expanded agreement does not require additional performance by Pernix Group with respect to building additional power generation capacity. The construction loan for the project was repaid in full during 2008 and the Company’s recorded remaining exposure to CUC is approximately $290,000 consisting of accounts receivable (net of allowance) and it is secured by the plant title that is held by the Company / TCNMI. The plant title will be transferred from TCNMI to CUC upon CUC’s satisfaction of all contractual obligations to TCNMI.

TFL has a 20-year contract with the Fiji Electricity Authority to operate and maintain two separate diesel-fired power generation plants, with a total output of 78 MWh.  The power produced at the power plants is connected directly into the main power grid of Fiji.  In addition, our contract is to sell power on a wholesale level at a contractually determined rate without assuming the risk of fuel price fluctuation.  The Company has been operating in Fiji for over eight years and is attempting to develop and expand its services in the country and the South Pacific region.

Pernix Group depends on two customers, CUC and FEA, for power-generation revenues.  The loss of either single customer would have a material adverse impact on the Company’s financial performance.  Together, CUC and FEA represent 35.9% of Pernix Group’s total revenues of $14.8 million.  Revenues from CUC totaled $1,744,644 or 32.8% of combined power generation revenues whereas FEA totaled $3,577,547 or 67.2% of combined power generation revenues.

With respect to future power segment opportunities, based on previous experience, extensive research and basic knowledge of the energy markets, management believes there will be a growing demand for power around the world while competition, deregulation and current economic conditions could limit the market potential and opportunities.  However, future demand for these services is expected to grow due to the need to supplement or replace aging equipment coupled with the need for expansion and applications that operate at a lower cost. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. Our focus will be on small power plants with generating capacity of less than 75 MW given the Company’s experience in managing the related regulatory and environmental demands of plants of this size.

Transmitter System Design, Installation and Service Segment

The name TransRadio dates back to 1918 when it was founded as a subsidiary of TELEFUNKEN.  A year later in 1919, TransRadio made history by introducing duplex transmission. Paying tribute to the famous name TransRadio, the new name symbolized the transition from the analogue into the digital world of radio. Today TransRadio develops, produces and distributes transmitting and receiving equipment for broadcast and news transmission, and provides services for transmitter systems. TransRadio provides high power radio transmitters to a host of customers through contracts for projects located primarily in Europe, Africa and Asia and delivers customer-tailored solutions. The core products include VHF/FM and AM transmitters and digital radio mondiale (“DRM”) transmitter systems. The professional service of TRANSRADIO ranges from the delivery of the transmitters, antennas, power supplies and air-conditioning systems to the management of turnkey projects, including all facilities to operate a broadcasting station.  Pernix Group results only include operations from TransRadio for the last several days of 2009 as the acquisition of TransRadio occurred on December 28, 2009. We anticipate it will account for a significant portion of Pernix Group consolidated revenue and operations going forward.

Sales and Marketing Strategies

The Company is primarily interested in government-funded and government-sponsored construction, power and broadcasting projects.  Due to the nature of these projects they often are obtained through a public bid process.  In obtaining contracts:

•
Pernix Group reviews market trends in the geographic locations it presently operates, or where it wishes to expand.  Pernix Group’s research also includes analyzing numerous government documents and reviewing previous and current international tenders and requests for proposals.

•
Pernix Group utilizes its relationships with industry specialists and equipment manufacturers, including consultants who have experience and have been in their respective industries for a long period of time.

•
Pernix Group is actively involved in public relations with the governments and agencies that might contract for Pernix Group’s services. Much of this effort is informational and intelligence gathering, learning the specific needs of each governmental agency while at the same time explaining what services Pernix Group has to offer.

•
Pernix Group has created and provides to potential clients a survey to help governmental agencies evaluate whether Pernix Group’s resources and services might be more efficient and cost-effective than their current system.

Engineering and Product Development

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a construction contractor, we have been focused on further development of our design and construction methods for our existing types of projects (government buildings, fossil fuel based power plants and broadcasting projects) as well as developing our ability to provide renewable energy projects and services.

Our efforts with respect to the engineering and product development for the transmitter system business is primarily focused on the launch of digital AM transmitter and development activities are aimed at turning digital radio mondiale  into an official transmitter standard and at achieving market acceptance for the standard while providing transmitters, programs and receivers. DRM is the universal, standardized, digital radio system for short-wave, medium-wave and long-wave - digital radio for the radio frequencies below 30MHz. In the VHF sector, the Company recently completed its new high performance transmitter. The business also strives to design its products in a manner that increase the efficiency and the cost of operating the transmitters for its customers. Our engineering and product development expenditures were $1.7 million in 2009 compared to $1.4 million in 2008.

Competition

Construction and Power Generation Services - The population and composition of the competition has created a fragmented market. Aggregators and brokers of electric power and natural gas seek profits from that portion of the commodity price structure that can be brokered. Utilities with an interest in maintaining their customer base will often discount to large customers such as oil refiners. Equipment suppliers bring innovative lease financing that supports sales of their equipment. Creating a complete development package that addresses this fragmentation of revenue and profit is challenging.

Competition in this industry is primarily based on price, with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations, which could continue to increase competition. Pernix Group does not believe the Tinian power plant would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years.

Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry. Many of the companies competing in this market have substantially greater resources. Pernix Group believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable Pernix Group to continue to compete effectively in the development market if and when opportunities arise. Presently, Pernix Group believes there are a number of opportunities for project development similar to those previously developed by Pernix Group.

Transmitter system design, installation and service – TransRadio generally provides transmitter systems ranging from 50KW to 400KW and provides replacement parts for the transmitter systems with historical revenues ranging up to approximately $20 million. TransRadio’s competition primarily consists of a limited number of companies generally providing transmitters up to 200KW with revenues ranging up to $100 million in the transmitter business. The barriers to entry are significant due to technological factors and the required specialization of the sales force. TransRadio utilizes its knowledge of it customers, high quality control measures and its reputation coupled with product innovation and its workforce expertise to compete effectively.

The industry is currently facing increased price awareness within individual sales areas. The industry is somewhat protected from the recent bad global economic conditions as many of its customers are government agencies and the project lead times can be several years.

From time to time, Pernix Group may consider merger, acquisition and joint venturing proposals when they appear to present an opportunity to enhance stockholder value.  In addition to the December 28, 2009 acquisition of 54.4% of  the common voting shares of TransRadio, Pernix Group  completed the acquisition of an additional 23.6% or 354,350 common voting shares of TransRadio on March 25, 2010 for 708,700 Euro or approximately $1 million.  Other than these recent acquisitions, Pernix Group is not currently involved in any such discussions or negotiations at this time and there can be no assurance that any additional opportunities will develop.

Customer Dependence

Since March 1999, Pernix Group began deriving a portion of its revenues from the sale of electric power. Under Pernix Group’s agreement with a governmental agency, the electrical power generated at Pernix Group’s power generation facility is owned by the governmental agency. Pernix Group is paid a fee to produce the electric power. The governmental agency in turn sells the electric power to the various users throughout the Island of Tinian.

If the end-user customer defaults or increases in power use do not materialize as anticipated, Pernix Group’s revenue base may not grow to support other operations.

Pernix Group operates two additional power plants for a period of 20 years within Fiji for one customer, the Fiji Electric Authority. Pernix Group is to operate the two power plants in Fiji by converting fuel provided by the customer into electricity for which Pernix Group receives a fee. The Fiji Electric Authority in turn sells the power produced to various users in Fiji. If the end-user customer defaults or increases in power use do not materialize as anticipated, Pernix Group’s revenue base may not grow to support other operations.

TransRadio was acquired by the Company on December 28, 2009 and as such the revenue for 2009 does not include significant TransRadio revenue. TransRadio from time to time engages in contracts that can be individually significant (in excess of 10 percent) to the Company’s results. These contracts are generally with foreign government entities. TransRadio customers accounting for 10 percent or more of TransRadio 2009 revenues (prior to the acquisition) include the Algerian Ministry of Communication and Egyptian Ministry of Defense and Video Medias S.A. – VIMESA.

Customer Contract Acceptance

TransRadio contracts often require customer acceptance based on customer specified criteria. Revenue on these contracts is not recognized until customer acceptance occurs and documentation of such acceptance is received. At December 31, 2009, the Company was working on completing a large contract in Qatar with the goal of receiving customer acceptance in the first quarter of 2010. The authorized certificate of site acceptance was received from the customer on March 15, 2010.

Energy Regulation

Pernix Group’s projects are subject to regulation under federal and local energy laws and regulations. Pernix Group is subject to the requirements established by its permitting authorities, i.e. the Department of Environmental Quality (“DEQ”), the Environmental Protection Agency (“EPA”) and the Fiji Electricity Authority.

Presently, neither the Customer Choice Act nor other similar proposed legislation dealing with U.S. energy policies directly impacts Pernix Group because the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, Pernix Group could be impacted in the future by, among other things, increases in competition as a result of deregulation. Pernix Group is actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

Pernix Group’s projects often are subject to regulation under federal, foreign and local environmental laws and regulations and/or to applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal and local agencies. As regulations are enacted or adopted in any of these jurisdictions, Pernix Group cannot predict the effect of compliance therewith on its business. Pernix Group’s failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, Pernix Group’s operating facilities also may be forced to shut down until the instances of non-compliance are corrected and/or be subject to fines or penalties. Pernix Group is responsible for ensuring compliance of its facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

TransRadio is compliant with all of the required various German and international environmental regulations which primarily pertain to the use of water and energy.

Insurance and Bonding

Pernix Group maintains general and excess liability, construction equipment, and workers’ compensation insurance all in amounts consistent with industry practices and contractual requirements. Pernix Group believes its insurance programs are adequate subject to deductibles some of which are approximately $650,000.

Pernix/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York Mellon. The total of the stand-by letters of credit was $21.5 million.  These stand-by letters of credit expired on October 15, 2009 and were not renewed as they were no longer required by the client.

TransRadio is required to maintain restricted cash balances to secure performance obligations on certain contracts for which it receives advance payments. The total of the restricted cash related to these contracts as of December 31, 2009 was $962,690.

Employees

As of December 31, 2009, Pernix Group employed 177 people, consisting of 14 managers, 50 engineers and technicians, 31 support staff, 11 sales persons, and 71 hourly employees. All of Pernix Group’s employees are non-union workers, although Pernix Group may employ union subcontractors from time to time.

Pernix Group’s non-engineering level employees are hourly workers, while its engineering and supervisory staffs are full-time employees on monthly salaries.

Sources and Availability of Raw Materials

Pernix Group relies on third parties for important raw materials and technical expertise. Pernix Group’s ability to enter into new engagements or to conduct the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly.

Pernix Group relies on third-party suppliers for raw materials like wood, copper, electronic components, steel and concrete; for fabrication of technical equipment subsystems including diesel generation and technical expertise. Pernix Group’s ability to obtain cost-effective raw materials, fabrication services and technical assistance is subject to a number of external factors which are outside of its control, including:

•	Third parties may increase the price of the raw materials, fabrication services or technical assistance they provide.

•	Third-party raw material suppliers, fabricators or technical expertise providers may decide not to provide Pernix Group with materials or services.

•	Pernix Group has no long-term contracts with third-party suppliers of raw materials, fabrication services or technical expertise providers.

•	Pernix Group’s third-party contracts are usually short term in duration and are cancelable by such third party.

TransRadio has established contractual agreements with various suppliers in order to meet demands respecting ongoing production activities, provide customers with replacement parts for up to ten years after product delivery and in order to mitigate reliance on one or just a few suppliers.

ITEM 2.                 PROPERTIES

Pernix Group maintains leased office space. In the corporate offices in Lombard, Illinois, Pernix Group has leased space through April 30, 2011. Pernix Group’s Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands was leased for a term that expired in December 2004 and is currently on a month-to-month renewal. In Fiji, Pernix Group’s power generation subsidiary is leasing office space for a three-year term ending February 28, 2012.  We lease office and factory space in Berlin, Germany under non-cancelable operating leases that expire in 2012. Management believes its existing arrangements for its office facilities and the condition of such facilities are adequate.

ITEM 3.                 LEGAL PROCEEDINGS

In the ordinary course of its business Pernix Group becomes involved from time to time in legal proceedings and claims asserted by and against Pernix Group. It is the opinion of management that the ultimate disposition of these routine pending matters will not have a materially adverse impact on the Company.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.   No incremental accruals or payments were made during of 2009.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY SECURITIES

MARKET INFORMATION. - Pernix Group’s common stock currently is traded in the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PRXG”. -

The following table sets forth high and low sales prices for the common stock for the periods indicated as reported on OTCBB:

	HIGH	LOW
2009
First Quarter	0.25	0.10
Second Quarter	0.10	0.10
Third Quarter	1.25	0.05
Fourth Quarter	1.25	1.01

2008
First Quarter	0.51	0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.51
Fourth Quarter	0.51	0.25

On the most recent trade date of February 25, 2010, the stock traded at $0.06 per share for 806 shares. The Company did not declare any dividends in 2009 or 2008 and are not expected to make dividend payments in the foreseeable future.

HOLDERS. As of December 31, 2009, there were 181 shareholders of record.

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

	December 31, 2009		December 31, 2008
	Number of shares to be issued upon exercise of stock options	Weighted average Exercise price	Number of shares to be issued upon exercise of stock options	Weighted average Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	105,000		105,000

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the date of grant (vesting occurs annually on anniversaries of the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2009, no options had been awarded under this plan.

UNREGISTERED SALES OF SECURITIES.

We issued unregistered securities to SHBC and Affiliates in the following transactions during 2007, 2008, 2009 and up to March 31, 2010:

•	On February 1, 2007 we issued 310,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $155,000.

•	On February 19, 2007 we issued 730,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $365,000.

•	On April 10, 2007 we issued 530,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $265,000.

•	On May 4, 2007 we issued 350,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $175,000.

•	On June 6, 2007 we issued 1,348,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $674,000.

•	On July 5, 2007 we issued 280,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $140,000.

•	On September 5, 2007 we issued 410,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $205,000.

•	On September 26, 2007 we issued 15,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $7,500,000.

•	On October 8, 2007 we issued 510,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $255,000.

•	On November 12, 2007 we issued 800,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $400,000.

•	On January 7, 2008 we issued 2,950,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,475,000.

•	On February 7, 2008 we issued 600,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $300,000.

•	On May 7, 2008 we issued 2,000,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $1,000,000.

•	On July 7, 2008 we issued 950,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $475,000.

•	On October 24, 2008 we issued 4,440,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $2,220,000.

•	On December 22, 2008 we issued 364,906 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $182,453.

•	On December 22, 2009 we issued 2,934,000 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $2,200,500.

On March 12, 2010 we issued 1,306,668 shares of common stock for $980,001 under Regulation S of the Securities Act.

The funds received from the sales in 2009 and early 2010 were used to purchase 54.4% and 23.6% of the common voting shares of TransRadio, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of our financial condition and results of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.

HIGHLIGHTS

Revenues for the year ended December 31, 2009 were $14.8 million compared to $29.1 million for the year ended December 31, 2008.  Net income to common stockholders was $4.6 million for 2009 compared to net losses of $4.8 million for 2008, an increase of $9.4 million or 195.8%.  Basic and diluted net income to common stockholders per share was $0.03 for 2009 compared to losses per share of $0.04 per share for 2008.

Liquidity and Capital Resources

As of December 31, 2009, the Company’s total assets exceeded total liabilities by $11.4 million.  This was a $8.3 million improvement over 2008.  As of December 31, 2009 the Company had outstanding debt of $1.7 million. As of December 31, 2009 the Company had an accumulated deficit of $66.0 million and total stockholders’ equity of $8.4 million.

The Company incurred operating losses of $8K (K=$1,000) and $3.1 million for the years ended December 31, 2009 and 2008, respectively.  As noted above, the Company incurred net income to common stockholders of $4.6 million and net losses of $4.8 million for the years ended December 31, 2009 and 2008, respectively.

Cash used by operating activities was $3.2 million and provided $1.6 million for the years ended December 31, 2009 and 2008, respectively.  Funds provided through financing activities amounted to $2.2 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.  Cash used by investing activities was $2.1 million in 2009 and $31K in 2008.

During 2009 management utilized existing cash balances and funds generated from financing activities to acquire a controlling interest in TransRadio and to fund new development.  As reported in Item 5, herein, management raised $2.2 million in 2009 and $5.7 million in 2008 through issuances of common stock.   The sales of common stock were made through private, unregistered sales of the Company’s securities.   The $2.2 million raised in 2009 was used for the purchase of 54.4% of the common voting shares of TransRadio.  In addition, on March 25, 2010, the Company acquired an additional 23.6% or 354,350 common voting shares of TransRadio for 708,700 Euro or approximately $1.0 million, that was also financed through private, unregistered sales of the Company’s securities.

TransRadio maintains bank deposits that are pledged to financial institutions as security for bank guarantees of performance obligations to TransRadio’s customers. TransRadio is restricted from access to these balances until the related performance obligations are complete. The Company classifies the restricted cash that is accessible within one year as restricted cash – current and cash that is not accessible until after one year as restricted cash – non-current in the Consolidated Balance Sheet. As of December 31, 2009, total restricted cash deposits amounted to $962,690 of which $310,117 was reported as restricted cash – current and $652,573 was reported as restricted cash – non-current.

During the first half of 2010, the Company expects to repay $1,448,210 of maturing debt that was assumed in connection with the acquisition of TransRadio. In addition, in March 2010 the Company received customer acceptance on a significant transmitter project and expects to receive payment for the project in the first half of 2010. Management has evaluated its cash requirements for the next twelve months and believes that cash and cash equivalents as reported at December 31, 2009 combined with cash from our operations and existing available funds in our line of credit will be sufficient to satisfy our working capital requirements for the next twelve months.

OPERATING SEGMENTS

Pernix Group’s business consists of the following three operating segments: construction, power generation, transmitter design, installation and service. Revenue of the power generation segment includes sales-type lease revenues. The construction segment represents revenue from building a U.S. Embassy in Suva, Fiji. The power generation activities occurred in Fiji and the Commonwealth of Northern Mariana Islands, a U.S. commonwealth. The Company purchased TransRadio, the transmitter design, installation and service segment on December 28, 2009 and as such, only the last four days of fiscal 2009 TransRadio operating results are included in our consolidated amounts.  From Lombard, Illinois, the Company’s international division bids on construction projects, manages its procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland, and is responsible for certain warranty work associated with the Adult Correctional Facility located in Saipan. The financial impact of these activities conducted from Lombard is not material and is included in the power generation segment results in Note 21 (Business Segment Information) to the consolidated financial statements.

OVERVIEW

During 2009, the total assets increased from 2008 by $8.4 million due primarily to the acquisition of TransRadio.  The TransRadio acquisition increased assets by approximately $17.0 million partially offset by decreases in non-TransRadio assets such as cash ($3.6 million), accounts receivable ($2.5 million) and other assets ($0.9 million).

The TransRadio assets consisted of accounts receivables of $2.5 million, work in process of $4.0 million, inventories of $3.6 million, other assets in the amount of $1.6 million and intangible assets of $2.5 million.  TransRadio other assets are primarily comprised of restricted cash balances, tangible assets and securities. The Pernix/SHBC joint venture cash and accounts receivable decreased by $3.7 and $2.2 million, respectively, as a result of the completion of the U.S. Embassy Project.

The Company’s total liabilities increased from 2008 amounts by $44K.  The TransRadio acquisition increased liabilities by $6.1 million, which is comprised of $1.3 million in trade payables, $1.7 million in short term debt (consisting of- four loans, one with Bent Marketing Ltd ($0.4 million), two loans with Fedor Commercial Corp. ($1.0 million), and a credit line with the Berliner Bank in the amount of $0.3 million).    Additional liabilities recorded as part of the TransRadio acquisition are $1.6 million in prepayments, other general liabilities of $0.8 million and a deferred tax liability of $0.6 million.  The Company’s non – TransRadio liabilities decreased by $6.0 million due to a $1.2 million decrease in trade payables and a $4.1 million dollar decrease in Billings in excess of costs and estimated earnings and a decrease of $0.7 million in other liabilities, all related to the substantial completion of the U.S. Embassy project.

Total revenues decreased in 2009 by $14.3 million.  This was due to the completion of the U.S. Embassy Project ($14.7 million) and a slight decrease in TFL revenue ($0.3 million), partially offset by a $0.7 million increase in power generation revenues at TCNMI.  The cost of revenues decreased by $16.7 million from 2008 levels attributed to the U.S. Embassy Project ($16.8 million) and TCNMI ($0.1 million) partially offset by an increase at TFL ($0.2 million).  As indicated above, the acquisition of TransRadio occurred on December 28, 2009.  The Company recorded a gain on the acquisition of TransRadio of $5.2 million (net of $0.6 million tax expense).   TransRadio results of operations from December 28 through 31, 2009 are reflected in the Company’s Consolidated Statement of Operations for 2009.

Operating expenses decreased from 2008 amounts by $0.7 million in 2009, primarily due to TCNMI ($1.1 million), offset by the corporate headquarters ($0.4 million).

RESULTS OF OPERATIONS

Comparison of the twelve months ended December 31, 2009 and 2008

Construction Revenues — Construction revenues decreased to $9.5 million in 2009 from $24.2 million in 2008 due to the Company’s U.S. Embassy Project in Fiji, which began in January 2007 and is substantially completed.  The $46.2 million revenue from this project is recorded on the Percentage of Completion method.  Approximately ninety nine (99%) percent of the project’s revenue has been recognized through December 2009 as compared to eighty one (81%) percent through December 2008.   During 2008 approximately fifty four (54%) percent of the total project revenue was recognized and was a result of  a large amount of site, concrete, steel, metal, waterproofing, HVAC, plumbing and electrical work completed on the main buildings and perimeter walls of the new embassy compound.  During 2009, approximately eighteen (18%) of the total project revenue was recognized as a result of site, carpentry, thermal and moisture protection, doors and windows, finishes, specialties, mechanical, electrical, commissioning, change order and punch list work.

Service Fees — Power Generation Plant. Service fees — power generation plant revenue increased 13.0 % to $5.3 million in 2009 from $4.7 million in 2008.  The increase was due to the combination of increased revenues in CNMI operations offset by lower revenues, although increased production, in Fiji.

Revenue from the CNMI power plant increased by $670K due to a combination of contractually higher rates that went into effect in March of 2009 as well as an increase in transmission and distribution works ($75K). Offsetting this increase were decreases in Fiji’s revenue in the amount of $234K. The decrease in Fiji revenue was a result of the discontinued transmission and distribution work during 2008 ($144K) and the devaluation of the Fijian currency against the US dollar by 20%, which occurred in April of 2009. The additional production was due to FEA’s request to increase diesel production to take advantage of lower fuel prices and decreased hydro production to conserve water. During 2009, Fijian operations produced 44.4 million Kwh more than in 2008. During 2009, the Fijian dollar (‘FJD”) declined in value against the US dollar by 18.5% when compared to exchange rates during 2008; this resulted in a reduction of revenue of $810K.

Service Fees — related party — Service fees decreased to $11,767 in 2009 from $36,571 in 2008.  The decrease was due to a lower demand for Pernix Group’s purchasing services in locating products to be used by SHBC, our primary customer for this line of revenue.

Other Income — represents rental income, which decreased to zero in 2009 from $510 in 2008 due to minimal power generation equipment rentals.  This business is very erratic and is offered only to supplement our services to our major customers.

Finance Lease Revenues. Finance lease revenues decreased 97.0% to $5.3K in 2009 from $176K in 2008. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Other income/ (expense) — Net other income increased to $4.9 million in 2009 from  an expense of $1.1 million in 2008 due primarily to the gain on the bargain purchase of TransRadio ($5.2million).  An increase in interest income ($199K) and a decrease in foreign exchange loss ($.6 million) also contributed to income, partially offset by a slight decrease in other income ($13K).

Expenses

Construction Costs (including Construction Costs — Related Party).  Total construction costs decreased to $8.1 million in 2009 from $24.9 million in 2008.  The increase was due to on-going construction activities of the U.S. Embassy Project in Fiji.  The decrease was due to a reduction in construction activity as the project enters the final stages of completion. As the Embassy project nears completion, the Company experienced a decrease in construction subcontractor ($10.5 million), material ($5.1 million), general requirements ($0.7 million) and labor and benefits ($0.5 million) costs, during 2009. The project was 98.6% complete at December 31, 2009 and 80.6% complete as of December 31, 2008, respectively.

Operation and Maintenance Costs — Power Generation Plant — Operation and maintenance costs related to the power generation plant increased 4.9% to $3.2 million in 2009 from $3.1 million in 2008.  The increase was attributed to higher engine maintenance expenditures and labor expenditures at TFL of $0.4 million, partially offset by lesser transmission and distribution costs of $0.2 million and a combination of lesser engine maintenance and other costs of $0.1 million at TCNMI. Engine maintenance is performed by the Company in strict compliance with the engine manufacturer’s recommended intervals and specifications.  Therefore, maintenance costs will vary depending upon several factors including, but not limited to the number of hours the machines are operating as well as the manufacturer’s specifications.

Provision for Uncollectible Accounts — Provision for uncollectible accounts decreased to $850in 2009 from the amount of $51,697 in 2008.  The decrease was wholly related to TCNMI receivables.

Salaries and Employee Benefits — Salaries and employee benefits decreased by $99K due to lesser administrative employees at all locations in 2009 as compared to 2008 from Pernix Group’s non TransRadio operations.  As noted earlier TransRadio was purchased on December 28, 2009 and consequently an insignificant amount of salary and employee expense was recorded in the Pernix consolidated results for 2009.

Occupancy and Equipment — Occupancy and equipment expenses decreased $95K to $132K in 2009 from $227K in 2008. The decrease was due to a reduction of occupancy expenses at TCNMI.  In 2009 TCNMI, which previously received staffing and office space rental charges from Retsa, only received charges for staffing.

General and Administrative Expenses — General and administrative expenses decreased 24.1% to $1.7 million in 2009 from $2.2 million in 2008.  The decrease stemmed from the following: lower professional fees resulting from the Company’s reduced demand for outside accounting ($32K); outside market research and bidding ($299K); lower travel and board meeting expenses ($49K) which are a result of less travel by members of management; and overall general decreases in depreciation, insurance, communication and office related expenses ($156K).

Income Tax Expense — Pernix Group recognized an income tax provision of $0.3 million in 2009, down from $614,942 in 2008. The year over year decrease in income tax expense was due to the impact of lower current tax expense related to lower 2009 income in the Company’s Fijian operations.  Pernix Group had net operating loss carry forwards for U.S. purposes of approximately $20.8 million and $22.6 million at December 31, 2009 and 2008, respectively.  The Company has approximately $47.1 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

OFF BALANCE SHEET ARRANGEMENTS

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all noncancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment, in effect at December 31, 2009 and total $1,035,398. The company does not guarantee residual value of any leased assets. There were no off balance sheet purchase commitments as of December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See the discussion in note 2 to the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

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

Significant estimates used in preparing these financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method and those used in determining the fair value of assets, liabilities and noncontrolling interest in connection with the acquisition of a controlling interest in TransRadio in December 2009. See the discussion in note 21 to the consolidated financial statements.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pernix Group, Inc.
Lombard, Illinois

We have audited the accompanying consolidated balance sheet of Pernix Group, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Pernix Group, Inc. as of December 31, 2008 were audited by other auditors, whose report dated March 25, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Reznick Group, P.C.

Skokie, Illinois
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Pernix Group, Inc. (formerly known as Telesource International, Inc.)
 Lombard, Illinois

We have audited the accompanying balance consolidated sheet of Pernix Group, Inc. (formerly known as Telesource International, Inc. and subsidiaries) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. (formerly known as Telesource International, Inc. and subsidiaries) as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

L J Soldinger Associates, LLC

Deer Park, Illinois
 March 25, 2009

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

Assets	December 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$2,994,989	6,313,886
Marketable Securities	193,788	—
Accounts receivable less allowance for doubtful accounts of $172,142 at December 31, 2009 and $142,235 at December 31, 2008	3,242,666	3,299,625
Related Party Receivables	180,888	—
Current portion of net investment in sales-type lease	—	454,651
Work in process	4,036,546	—
Inventories	4,873,458	1,335,387
Restricted cash	310,117	—
Customer backlog	292,178	—
Prepaid expenses and other current assets	466,131	601,443
Total current assets	16,590,761	12,004,992
Property, plant, and equipment, net	639,728	320,263
Restricted Cash greater than one year	652,573	—
Other assets	399,901	88,689

Intangible assets:		—
Customer Relationships	1,563,080	—
Trademark	936,984
Total assets	$20,783,027	12,413,944
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	276,343	—
Accounts payable	$2,121,518	2,053,172
Accounts payable – related party	7,195	14,530
Accrued expenses	1,902,825	1,823,004
Interest payable – related party	214,064	138,680
Other current liabilities	638,619	698,957
Short term debt	1,448,210	—
Prepayments received on orders	1,616,612	—
Billings in excess of costs and estimated earnings	529,995	4,629,941
Total current liabilities	8,755,381	9,358,284

Non current liabilities	72,197	—
Deferred tax liability	575,130	—
Total liabilities	9,402,708	9,358,284

Commitments and Contingencies

Equity:
Pernix Group, Inc. and Subsidiaries stockholders' Equity

Convertible Preferred Stock, $0.01 par value authorized 50,000,000 shares, none issued and outstanding at December 31, 2009 and December 31, 2008.	—	—
Common stock, $0.01 par value. Authorized 200,000,000 shares, 139,574,567 issued at December 31, 2009 and 136,640,567 at December 31, 2008.	1,395,746	1,366,406
Additional paid-in capital	73,692,529	71,521,369
Accumulated deficit	(66,031,010)	(70,663,993)
Accumulated comprehensive income (loss)	(604,440)	(259,992)

Total Pernix Group, Inc. and Subsidiaries stockholders equity	8,452,825	1,963,790
Noncontrolling Interest	2,927,494	1,091,870
Total equity	11,380,319	3,055,660
Total liabilities and equity	$20,783,027	12,413,944

See accompanying notes to consolidated financial statements

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008
Revenues:
Construction revenues	$9,476,144	24,159,865
Service fees – power generation plant	5,316,842	4,708,713
Service fees – related party	11,767	36,571
Finance lease revenue	5,349	176,181
Other revenue	—	510
Gross revenues	14,810,102	29,081,840
Costs and expenses:
Construction costs	7,960,013	24,590,312
Construction costs - related party	185,291	312,000
Operation and maintenance costs - power generation plant	3,213,687	3,062,851
Provision for unbilled and uncollected accounts	850	51,697
Cost of revenues	11,359,841	28,016,860
Gross profit	3,450,261	1,064,980
Operating expenses:
Salaries and employee benefits	1,639,921	1,739,141
Occupancy and equipment	32,659	61,632
Occupancy - related party	99,714	165,603
General and administrative	1,685,814	2,222,474
Total operating expenses	3,458,108	4,188,850
Operating income/(loss)	(7,847)	(3,123,870)

Other income (expense):
Interest income/(expense), net	48,511	(150,189)
Interest expense - related party	(75,384)	(73,764)
Foreign currency exchange (loss)	(380,440)	(996,241)
Other income, net	91,469	103,976
Gain on bargain purchase, net of deferred tax liability	5,222,080
Total other income/(expense)	4,906,236	(1,116,218)

Income/(loss)before income taxes	4,898,389	(4,240,088)
Income tax expense	281,039	614,942
Consolidated net income/(loss)	4,617,350	(4,855,030)

Less: Net (loss) attributable to noncontrolling interest	(15,633)	(20,887)

Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and
Subsidiaries	$4,632,983	(4,834,143)

Basic and diluted net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	0.03	(0.04)
Weighted average shares outstanding	136,712,912	131,360,809

See accompanying notes to consolidated financial statements

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss )
Years ended December 31, 2009 and 2008

				Accumulated
				Other		Additional
		Comprehensive	Accumulated	Comprehensive	Common	paid-in	Noncontrolling
	Total	Income (Loss)	deficit	income (loss)	Stock	capital	Interest
Balance at December 31, 2007	$2,668,743		$(65,829,850)	$150,514	1,253,357	$65,981,965	$1,112,757
Sale of common stock -
11,304,906 shares at $0.50 per share	5,652,453	—	—	—	113,049	5,539,404	—
Comprehensive income (loss):
Net income(loss)	(4,855,030)	(4,834,143)	(4,834,143)	—		—	(20,887)
Foreign currency translation adjustment	(410,506)	(410,506)		(410,506)
Comprehensive income (loss):	(5,265,536)	$(5,244,649)
Balance at December 31, 2008	$3,055,660		$(70,663,993)	$(259,992)	$1,366,406	$71,521,369	$1,091,870

Sale of common stock -
2,934,000 shares at $0.75 per share	2,200,500	—	—	—	29,340	2,171,160	—
Comprehensive income (loss):
Net income(loss)	4,617,350	4,632,983	4,632,983	—		—	(15,633)
Foreign currency translation adjustment	(344,448)	(344,448)	—	(344,448)		—
Comprehensive income (loss):	4,272,902	$4,288,535
Fair value of noncontrollint interest in
connection with business combination	1,851,257						1,851,257
Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$73,692,529	$2,927,494

See accompanying notes to consolidated financial statements

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income/(loss) including noncontrolling interest	$4,617,350	(4,855,030)
Noncontrolling Interest	(15,633)	(20,887)
Net Income/(loss)	4,632,983	(4,834,143)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
cash used in operating activities:
Depreciation	120,074	269,020
(Gain)/loss on sale or disposal of fixed assets	(1,773)	33,059
Gain on bargain purchase, net of deffered tax liability	(5,222,080)	—
Provision for unbilled and uncollected accounts	—	50,394
Noncontrolling Interest	(15,633)	(20,887)

Changes in assets and liabilities:
Short term investments	3,080	—
Accounts receivable	2,951,475	(1,287,171)
Accounts receivable - related party	(180,888)	—
Prepaid expenses and other current assets	264,146	986,269
Net investment in sales-type lease	454,651	2,583,819
Other assets	3,883	15,651
Accounts payable	(1,124,196)	249,153
Accounts payable - related party	(7,335)	(489,802)
Accrued expenses	(156,075)	(22,061)
Interest payable - related party	75,384	73,764
Billings in excess of cost and estimated earnings	(4,099,946)	3,304,557
Other liabilities	(914,360)	697,781
Net cash (used in)/provided by operating activities	(3,216,610)	1,609,403
Cashflows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(2,049,685)	—
Investment in Pernix/UEI Joint Venture	5,251	—
Proceeds from sale of equipment	1,773	66,839
Capital expenditures	(56,418)	(97,637)
Net cash (used in)/provided by
investing activities	(2,099,079)	(30,798)
Cash flows from financing activities:
Payments of short-term debt	—	(4,617,730)
Increase in indebtedness	9,094	—
Proceeds from sale of common stock	2,200,500	5,652,453
Net cash provided by financing activities	2,209,594	1,034,723

Effect of exchange rate changes on cash and cash equivalents	(212,802)	(332,073)
Net increase/(decrease) in cash and cash equivalents	(3,318,897)	2,281,255
Cash and cash equivalents at beginning of period	6,313,886	4,032,631
Cash and cash equivalents at end of period	$2,994,989	$6,313,886
Supplemental disclosure:
Cash paid during the period for interest	$—	$249,256
Cash paid during the period for income taxes	$289,226	$440,290

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Background

Pernix Group, Inc. (“Pernix Group” or the “Company”), formerly Telesource International, Inc., was established in 1994 and was incorporated in Delaware in 2001 and as of December 31, 2009 is 96.9% owned by SHBC and Affiliates The term “SHBC” refers to Sayed Hamid Behbehani & Sons, Co., WLL. Pernix Group is an international company engaged in three business segments: General Construction;, Power Generation Services and Design, Installation and Service of Broadcasting Systems including high power radio transmitters and receivers.

The Company conducts its operations through the parent and its four subsidiaries.   Pernix Group acquired a 54.4% controlling interest in the common voting shares of TransRadio SenderSysteme, Berlin, AG (“TransRadio”) on December 28, 2009. Through this new German subsidiary we engage in the design, distribution and installation of transmitter systems and provide related services at customer sites world-wide including but not limited to large projects in Europe, Asia and Africa. From Lombard, Illinois, the Company’s international division bids on construction projects and manages its procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. The Company’s Pernix/SHBC Joint Venture, formerly Telesource International Inc./Sayed Behbehani & Sons Company Joint Venture L.P., subsidiary bids construction projects. The Company’s Mariana subsidiary, Telesource CNMI, Inc. (“TCNMI”), handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands. The Company’s other wholly-owned subsidiary, Telesource (Fiji), Ltd. (“TFL”), handles the Company’s power generation activities in Fiji.

The Company is a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to private clients and public agencies. We offer general contracting, pre-construction planning and comprehensive project management services. The construction projects include government facilities such as the U.S. embassy facility in Suva, Fiji and the design and construction of airport runways.  Pernix Group also constructs and manages the operation of energy conversion power plants. The Company is a global provider of power plant engineering, design, procurement, construction, operations and maintenance services. We have the capabilities to address a variety of power generating requirements, from initial conceptual design, to construction, and through operating and maintaining (“O&M”) power facilities. Our O&M services are designed to improve the operating performance of a particular facility and to reduce overall power generation costs to our customers. The Company also invests in Energy Projects as an Independent Power Producer (“IPP”). In Fiji and in Tinian, an island in the Commonwealth of the Northern Mariana Islands (U.S. Territory) (“CNMI”), the Company operates three diesel fired electric power generation plants (two in Fiji and one in CNMI) for the sale of electricity to the local power grids. In Germany, the Company’s TransRadio subsidiary develops, produces and distributes transmitting and receiving equipment for broadcast and news transmission, and provides services for the transmitter systems. The products include providing high power radio transmitters to a host of customers through contracts for projects located primarily in Europe, Africa and Asia. TransRadio conducts its business under contracts that often require more than a year to complete and the Company therefore utilizes customer advance payments coupled with its own liquidity to carry work in process inventory for more than a year. Other business segments generally operate in less than a one year operating cycle.

Selected financial data for each segment can be found in Note 20 – “Business Segment Information” to the accompanying consolidated financial statements. The Lombard facility (“trading”) operations are included in the power generation segment results and are not material for 2009 or 2008.

(2)	Summary of Significant Accounting Policies

(a)	Principles and Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Pernix Group, Telesource CNMI Inc., and Telesource Fiji, Ltd. In addition, the consolidated financial statements also include 54.4% of TransRadio, the majority owned subsidiary acquired in December 2009.  Also included is the 51% investment in Pernix/SHBC JV, along with the share of the JV earnings.   All significant intercompany transactions and accounts have been eliminated.

The equity method of accounting is used for investments in non-controlled affiliates in which the Company's ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee's Board of Directors). The Company consolidates all investments in affiliates in which the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. The Company provides for non-controlling interests in consolidated subsidiaries for which the Company's ownership is less than 100 percent.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company is the primary beneficiary of any VIEs identified in its analysis.  The Company has not identified any VIEs that require consolidation at December 31, 2009 and 2008.

(b)	Reclassifications

Certain reclassifications were made to prior years’ amounts to conform to the 2009 presentation.

(c)	Liquidity

Before consideration of the gain on the acquisition of TransRadio, the Company experienced negative cash flow of $3.2 million in 2009 and positive cash flows of $1.6 million in 2008 from operations.  The Company received $2.2 and $5.7 million in equity infusion for investing, payment of debt and funding of operations from SHBC and Affiliates in 2009 and 2008, respectively. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has implemented new marketing and sales plans as well as improvements in the Company’s systems and controls.  Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholders, SHBC and Affiliates, for its operations, and for working capital needs, and business expansion as may be required. SHBC and Affiliates have continued their support of the Company.

(d)	Cash and Cash Equivalents

Pernix Group records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

(e)	Restricted Cash

TransRadio maintains bank deposits that are pledged to financial institutions as security for bank guarantees of performance obligations to TransRadio’s customers. TransRadio is restricted from access to these balances until the related performance obligations are complete. The Company classifies the restricted cash that is accessible within one year as restricted cash – current and cash that is not accessible until after one year as restricted cash – non-current in the Consolidated Balance Sheet. As of December 31, 2009, total restricted cash deposits amounted to $962,690 of which $310,117 was reported as restricted cash – current and $652,573 was reported as restricted cash – non-current.

(f)         Inventories

Inventories are valued at the lower of cost or market. Fiji inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. TransRadio inventories are determined using the average cost method.

(g)	Foreign Currency

The functional currency of the company’s foreign operations is the applicable local currency with the exception of a Fijian division of the Pernix/SHBC JV.  The financial position and results of operations of the Company’s Pernix/SHBC JV operations are recorded using the local currency (Fijian dollars) however; the Company’s functional currency is U.S. dollars.  The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities.  The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities.  An annual average exchange rate is used for each period for revenues and expenses.  The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of operations The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income  (expense), net in the consolidated statements of earnings.

The Company is exposed to foreign currency exchange risk on various foreign transactions.  The Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts.  At December 31, 2009 and 2008, the Company did not apply hedge accounting treatment to its forward exchange contracts. Accordingly the change in fair value of these contracts was recorded in income.

(h)	Concentration of Credit Risk

The Company maintains its cash accounts at numerous financial institutions. Those accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of December 31, 2009, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $1,160,263.  Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of December 31, 2009, the amount of bank deposits in these financial institutions was $2,172,045.

(i)	Revenue Recognition

Power Production Revenue

The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt-hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned.     The sales- type lease ended in February of 2009 and as such, all related lease activity related to the Tinian power plant was terminated in 2009.

Transmitter Revenue

Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated.  Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time, the prepayments are recorded as revenue.

Certain TransRadio contracts require training services separate from acceptance of provisions and are generally provided after the delivery of product to the customer.  These services are a separate element of the contract that is accounted for as revenue is earned.  The amount attributable to services is based on the fair value of the services in the marketplace and is typically stipulated separately with the customer.

Construction Revenue

Revenue from construction contracts are recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current project with the United States Government is a design/build contract with a fixed contract price and includes provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation.  This method of revenue recognition requires that we estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.   In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the company.   The Company will record a provision for losses when estimated costs exceed estimated revenues.

Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs.  The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

(j)	Property, Plant, and Equipment

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

(k)	Impairment of Long-lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2009 and 2008 Pernix Group did not recognize asset impairment charges.

(l)	Income Taxes

Pernix Group, Inc., TransRadio, Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return.  TransRadio is a German Corporation and files a corporate tax return in Germany. Telesource CNMI, Inc. is a Commonwealth of

Northern Mariana Islands (CNMI) corporation and files a corporate tax return for this commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

The Company’s subsidiary, TransRadio, prepares its corporate income tax returns based on German tax code. The German tax liability is generally comprised of three components: corporate income tax of 15%, a solidarity tax and a trade tax. In connection with the 2009 acquisition of the controlling interest inTransRadio, a deferred tax liability of $0.6 million was recorded as an offset to the $5.8 million gain on the bargain purchase. The deferred tax liability was recorded at the German tax rate and related to the intangible assets that were acquired and will be amortized for book purposes but are not deductible for German tax purposes. No tax expense was recorded on indefinite lived intangible assets acquired (Trade name) or on the gain on the acquisition of TransRadio under the assumption of permanent reinvestment.

The Company’s subsidiary, Telesource CNMI, Inc., prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $52,232 and $74,108 in 2009 and 2008, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted FASB guidance on income taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

(m)	Use of Estimates

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

Significant estimates used in preparing these financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method and those used in determining the fair value of assets, liabilities and noncontrolling interest in connection with the acquisition of a controlling interest in TransRadio in December 2009.

(n)	Fair Value of Financial Instruments

The Company’s financial instruments include marketable securities, receivables related to sales-type lease, and foreign currency contracts. The gross carrying amount of the notes receivable related to the sales-type lease approximates fair value as the notes were discounted at a rate approximating the Company’s borrowing rate. Foreign currency contracts are recorded based on the applicable foreign currency spot rate as of the balance sheet date.

(o)	Stock Based Compensation

The Company has stock incentive plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The plans are more fully described in note 15.

The Company accounts for its stock based compensation using the modified prospective application. Under this method, all equity-based compensation awarded after the adoption date of January 1, 2006 will be determined under the fair value provision. Additionally, for all equity-based compensation awarded prior to the adoption date, compensation for the portion of awards for which the requisite service is performed after the adoption date is recognized as service is rendered.

There was no stock based compensation granted in 2009 or 2008.

(p)	Maintenance of Power Generation Equipment

The Company’s power generation equipment has required maintenance schedules based upon hours of service and capacity. The Company accounts for this maintenance as costs are incurred.

(q)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for us on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued new accounting guidance related to business combinations. The guidance establishes principles and requirements for how an acquirer entity recognized and measures in its financial statements the identifiable asset acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combinaiton or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the busiess combinatin. The new guidance was effective for periods beginning after December 15, 2008. The Company has considered this standard when evaluating current and potential transactions to which it would apply.

In March 2008, new guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance amends and expands the disclosure requirements of previously issued guidance and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this guidance are included in Note 3, Acquisition of a Business in Note 16, Financial Instruments with Off-balance Sheet Risk and Concentrations of Credit Risk.

In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders. The adoption of the new guidance in first quarter 2009 did not impact reported basic and diluted earnings per share amounts because the company did not have any non-forfeitable instruments granted in share based payment transactions.  In November 2008, the FASB issued new accounting guidance on equity method investment accounting considerations. The new guidance generally continues existing practices under the equity method of accounting for investments in common stock including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The new guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. We adopted the guidance effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.

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

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the guidance on January 1, 2010 and it did not have a material impact on the consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company during the third quarter of 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending March 31, 2010. Our effective date for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements is January 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

3.      Acquisitions of a Business

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (“TransRadio”) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255. The acquisition was financed through the sale of 2,934,000 shares of the Company’s common stock yielding $2,200,500 to SHBC and Affiliates who currently own approximately 85.3% of Pernix Group’s outstanding shares.

TransRadio is engaged in the development, production and distribution of transmitting and receiving equipment for broadcast and news transmission, including related services. TransRadio specializes in research, development and design of modern AM, VHF/FM and DRM transmitter systems and delivers customer tailored solutions. The professional services of TransRadio range from the delivery of transmitters, antennas, power supplies and air-conditioning systems to the management of turnkey projects, including all facilities to operate a broadcasting station. The purpose of the TransRadio acquisition is to grow the Company’s operations globally in a manner that utilizes our strong international project management, engineering strengths and experience in performing construction type projects for government entities.

In connection with the acquisition, the fair value of net assets acquired less the fair value of the noncontrolling interest in TransRadio exceeded the purchase price the Company paid for its interest in TransRadio, resulting in a bargain purchase gain  of $5.2 million, net of $0.6 million of deferred tax impact related to the intangible assets). The gain is presented as a separate caption entitled “gain from bargain purchase” in the consolidated statements of operations for the year ending December 31, 2009. The bargain purchase reflects the losses recently incurred due to the difficult global economy coupled with the need for a strong management team with industry expertise, strong international and governmental project management and engineering skills.

In connection with the acquisition of a controlling interest in TransRadio, the Company incurred an insignificant amount of  acquisition related costs during 2009.  The costs were expensed as incurred on the consolidated statement of operations.  The Company also recorded the initial consolidation of TransRadio based on 100% of the fair values of TransRadio’s assets, liabilities and noncontrolling interest. The following table summarizes the fair values of the identifiable assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date. The following amounts were converted from Euro to USD at the December 28, 2009 exchange rate of 1.4393:

Current assets	$
Cash and cash equivalents		152,507
Accounts receivable (contractual amount due $2,981,156; estimated amount uncollectible $30,030)		2,951,126
Inventories		7,631,998

Other current assets	987,882
Total current assets	11,723,513
Tangible assets	409,805
Intangible assets:

Customer relationship (10year amortization period)	1,563,080
Tradename (indefinite lived)	936,984
Customer backlog (1 year amortization period based on customer acceptance)	292,178
Total intangible assets	2,792,242
Other non-current assets	754,224
Total assets acquired	15,679,784
Current liabilities

Short term debt and current maturities of long term debt	1,454,273
Prepayments received on account of orders	1,623,530
Other current liabilities	2,684,693
Total current liabilities	5,762,496
Non-current liabilities	646,944
Total liabilities	6,409,440
Noncontrolling interest	1,846,008

The fair value of the following non-financial assets, liabilities and noncontrolling interests were determined using the following methods resulting in increases to level 3 valuation amounts:

Description of non financial asset, liability or noncontrolling interest	Valuation method and inputs	Level of valuation	Amount
Customer relationship	Income approach – multiple period excess earnings method	3	1,563,080
Tradename	Relief from royalty rate method	3	936,984
Customer backlog	Income approach – excess earnings method	3	292,178

The $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on stock trading price Intangible assets identified in connection with the TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years.  No significant amortization expense was incurred during 2009 related to these assets.

Description of identifiable intangible assets	Amortization period	Annual Amortization Amount 2010	Annual Amortization amount 2010 - 2014
Customer relationship	10 years	$156,308	$156,308
Order backlog	1 year	$292,178	N/A
Total Amortization for the period		$448,486	$156,308per year

The trade name is not subject to amortization as it has an indefinite useful life.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and TransRadio as though TransRadio had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.  Furthermore, the bargain purchase gain is not reflected in the 2009 pro-forma results.

For the Years Ended December 31,
2009	(A)	2008	(B)
(unaudited)	(unaudited)
Sales and revenue, net	$33,722,679	$41,445,510
Income before extraordinary items	(573,134)	(6,158,977)
Pro forma basic income (loss) before extraordinary items per share:	(0.00)	(0.05)
Pro forma diluted income (loss) before extraordinary items per share:	(0.00)	(0.05)
Net income (loss)	(573,134)	(6,158,977)
Pro forma basic earnings (loss) per share:	(0.00)	(0.05)
Pro forma diluted earnings (loss) per share:	(0.00)	(0.05)
Net income (loss) attributable to controlling interests	(761,410)	(5,819,408)
Pro forma basic earnings (loss) attributable to controlling interests per share:	(0.01)	(0.04)
Pro forma diluted earnings (loss) attributable to controlling interests per share:	(0.01)	(0.04)

There are not significant assets or liabilities that require measurement to fair value on a recurring basis after the business combination.

TransRadio tax year’s 2007- 2009 remain subject to examination by the German tax authority. In addition, in connection with the 2009 acquisition of the controlling interest inTransRadio, a deferred tax liability of $0.9 million was recorded as an offset to the $5.8 million gain on the bargain purchase. The deferred tax liability was recorded at the German tax rate and related to the intangible assets that were acquired and will be amortized for book purposes but are not deductible for German tax purposes. No current or deferred tax expense was recorded on indefinite lived intangible assets acquired (Trade name) or on the gain on the acquisition of TransRadio under the assumption of permanent reinvestment.

TransRadio had two customers that accounted for approximately 64% of TransRadio 2009 revenues. This customer revenue did not impact Pernix Group, Inc. consolidated earnings for 2009 as the income related to these two customers was recognized by TransRadio prior to the acquisition date.

The Company holds certain restricted investments, including asset backed securities and corporate bonds maintained to fulfill statutory contractual requirements with certain TransRadio employees.  These investments had a fair value of $160,822 at December 31, 2009, approximating their amortized cost and are included in prepaid expenses and other current assets ($90,007), non-current other assets ($9,573), and marketable securities ($61,242) based on the estimated date of payment to the employees. There were no such investments as of December 31, 2008.

(4)	Marketable Securities

The company’s investments in marketable securities are categorized at the date of acquisition as trading, held-to-maturity, or available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income (loss).  Available-for-sale securities are classified as noncurrent assets unless the intent is to sell the security within 12 months.  As of December 31, 2009, the Company held available for sale securities that were purchased in connection with the TransRadio acquisition on December 28, 2009 and have a fair value of $132,546, approximating the amortized cost of the investments. The Company had no trading or held to maturity securities as of or during the years ended December 31, 2009 or 2008. The specific identification method is used to determine realized gains or losses on the sale of marketable securities. There were no significant unrealized gains or losses or realized gains or losses on the sale of marketable securities during 2009 or 2008.

(5)	Accounts Receivable

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from sales of goods to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Construction contracts completed and in progress	$—	$2,353,408
Trade and Other	3,414,808	1,088,452
	3,414,808	3,441,860
Less allowance for doubtful accounts	172,142	142,235
Net accounts receivable	$3,242,666	$3,299,625

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established through a charge to provision for uncollectible expense. The allowance is an estimate of the amount required to absorb probable losses on contract and trade receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.

A specific reserve is recorded if it is believed that it is warranted based on the financial strength of the customer, the timeliness of payments, and other factors as applicable. We calculate a general reserve on the remaining receivables using loss ratios based on historical loss experience in conjunction with current receivable trends in delinquencies.

Receivables totaling $286,988 are greater than ninety days past due.

There were no direct write-offs of uncollectible accounts in 2009 or 2008.

During the twelve month period ended December 31, 2009 the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, increased $32,227 or 8.0% to $432,586 from $400,359.

TransRadio’s receivables amounted to $2,535,559 as of December 31, 2009.

(6)            Work in Process and Inventories

As of December 31, the components of inventories are as follows:

	2009	2008
Work in process	4,036,546	—
Raw materials	3,563,635	—
Supplies	1,309,823	1,335,387

Inventories	$4,873,458	$1,335,387

Work in Process inventory represent the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers.   Included in these costs are material, labor and charges associated with certain subassemblies manufactured by third parties.   Raw materials consist of various components that are sold as spare parts or are incorporated in the manufacture of transmitter equipment.  The supplies inventory represents the value of spare parts maintained by the company for use in the diesel power generators.

(7)	Property, Plant, and Equipment

	2009	2008
Buildings/Leasehold improvements	$113,859	$105,688
Transportation equipment	420309	342,969
Plant & construction machinery and equipment	829,780	147,409

Office furniture and equipment	521,308	494,807
Computer, software and communication equipment	1,072,871	104,802
	2,958,127	1,195,675
Less accumulated depreciation	2,318,399	875,412
Net property, plant, and equipment	$639,728	$320,263

Total depreciation expense was $120,074 and $269,020, in 2009 and 2008, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

(8)	Investment in Sales-type Lease

The Company’s contract with Commonwealth Utilities Corporation (CUC) for the construction and operation of a power plant on the island of Tinian is accounted for as a sales-type lease. The minimum lease payments due under the agreement began upon commissioning of the first phase of the power plant and are comprised of a guaranteed monthly payment of $180,000 for one hundred and twenty (120) months, and an operation and maintenance fee of $50,000 due monthly for one hundred and twenty (120) months. These minimum lease payments were discounted at an interest rate of 6.74%, which was the ten-year U.S. Treasury note rate in June 1997, the time of contract execution. Amortization of the minimum lease payments began in March 1999 when the plant was commissioned and the Company began collecting payments on the promissory notes and service fees for operating the plant. The Company also receives variable monthly production fee payments based upon the Kwh produced plus an additional fee for Kwh produced in excess of the first 5,140,000 Kwh produced each month. The variable payments are recognized based upon power produced and delivered to the customer as earned during each accounting period. Service fees earned in 2009 and 2008 were not in excess of the estimated fair value of the services performed.

The original net investment in sales-type lease was recognized in June 1997, the date the contract was executed. The components of the net investment in sales-type lease are as follows:

	December 31		June 20, 1997
	2009	2008	inception
Guaranteed monthly payment	$—	$360,000	$21,600,000
Minimum operation and maintenance fee	—	100,000	6,000,000
Total minimum lease payments receivable	—	460,000	27,600,000
Less unearned income	—	5,349	9,750,000
Net investment in sales-type lease	$—	$454,651	$17,850,000

Current portion	$—	$454,651
Long-term portion	—	—

	$—	$454,651

The lease payments have been made in full as of February 2009.

Phase I of the power plant was commissioned in March of 1999. Phase II was commissioned in March of 2000. The Company recognized power generation revenues from billings on the Tinian power plant of $1,739,295 and $897,610 for the years ended December 31, 2009 and 2008, respectively.

(9)	Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. In 2009 and 2008, respectively, balances for billings in excess of cost and estimated earnings were $529,995 and $4,629,941, respectively. Total billings for the project in 2009 and 2008 totaled $5,376,198 and $27,464,421 respectively.

(10)         Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of December 31, 2009, the amount recorded as advanced payments received on account of orders is $1,616,612 reflecting the fair value of the obligation as of the acquisition date.

(11)              Short-Term Borrowings

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 for the purchase or leasing of vehicles. The company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008.  In October of 2009, the company terminated its credit facility with ANZBGL.

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $716,650 at December 31, 2009) bank credit agreement with a German bank, which renews annually. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum.  As of December 31, 2009, $276,343 under the credit line has been drawn.

TransRadio has outstanding short term debt at December 31, 2009 with Bent Marketing Ltd amounting to $429,990 and Fedor Commercial Corporate Loans amounting to $1,018,220.  These loans are  due in full at June 30, 2010 and have an interest rate of 5%.  Both loans are secured through the assignment of the Qatar contract payments.

(12)	401K Plan

The Company has a 401K non-matching retirement plan named Pernix Group, Inc. Retirement Plan (“Plan”). The Plan allows employees who elect to participate, to contribute up to the allowable maximum amount into a fund managed by Paychex. There was $101K in employee contributions to this plan in 2009 and $104K in 2008.

(13)	Stockholder’s Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (The Preferred Shares) authorized. None of these Preferred Shares are issued nor outstanding as of December 31, 2009 or 2008. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%. The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.

Common Stock Offerings

As of December 31, 2009, 139,574,567 shares of the Company’s common stock were issued and outstanding compared to 136,640,567 shares at December 31, 2008.

During 2009 Pernix Group issued 2,934,000 Common Shares to SHBC and Affiliates at a price of $0.75 per share totaling $2,200,500.

(14)	Earnings Per Share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	2009	2008
Numerator —Net income/(loss)	$4,632,983	$(4,834,143)
Less: Preferred stock dividends	—	—
Basic and diluted net income/(loss) available to common stockholders	$5,609,358	$(4,834,143)

Denominator — weighted average common shares outstanding	136,712,912	131,360,809
Basic and diluted earnings per share	$.03	$(0.04)

Fully-vested options to purchase 180,000 shares of common stock were granted under the 2000 non-employee director stock option plan. These options were not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e. reduce the loss per share).

Warrants of zero and 500,000 were outstanding at December 31, 2009 and 2008 respectively. In 2008, these warrants were not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive.

These warrants were issued at various dates during 2003 and 2004, of which 2,499,999 expired in 2008 and the remaining 500,000 warrants expired in 2009.

.
(15)	Stock Option Plans

2000 Non-Employee Director’s Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Employee Director’s Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the anniversay of the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant.

Changes in options outstanding are summarized as follows:

	December 31, 2009		December 31, 2008
	Weighted average shares	Exercise price	Weighted average shares	Exercise price
Options outstanding at January 1	180,000	$1.25	180,000	$1.25
Granted	—		—
Exercised	—		—
Cancelled	—		—
Options outstanding at December 31	180,000	1.25	180,000	1.25
Options exercisable at December 31	180,000	1.25	180,000	1.25
Shares available for future grant at December 31	105,000		105,000

Participants of this plan have 90 days to exercise their options after separation of service.

2000 Incentive Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3 year period from the anniversary of the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2009, no options had been awarded under this plan.

2000 Non-Qualified Stock Option Plan

In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2009, no options had been awarded under this plan.

(16)	Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

Pernix Group utilized foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji and receipts for the transmitter project in Qatar.  At December, 31, 2009, all of the foreign currency forward exchange contracts related to Fiji had expired and the Qatar contracts remain outstanding at December 31, 2009 with a receivable balance of $171,735 reflecting the fair value of the asset.

As of December 31, 2008, the Company had entered into foreign exchange contracts in Fijian dollars amounting to $10.6 million and in U.S. dollars in the amount of $6.7 million.  These contracts were for a delivery of Fijian dollars over a period of five months.  The Company recorded $697K of foreign exchange losses in its consolidated statement of operations as of December 31, 2008 relating to the net present value of these contracts.

The Company had standby letters of credit and financial guarantees.  Pernix/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York Mellon. These stand-by letters of credit expired on October 15, 2009 and were not renewed as they were no longer required by the client.

(17)
Related-party Transactions — Not described elsewhere The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at December 31, 2009. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. SHBC has an agreement with the joint venture to provide consulting services for $25,000 per month through January 2009 of the U.S. Embassy project. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	December 31,
	2009	2008
Sales	$11,767	$36,571

The following table summarizes all balances related to transactions with SHBC as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Accounts payable to SHBC	$—	$12,000

The following table provides a summary of expense related to all services provided by SHBC to the Company:

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Consulting Fees	$25,000	$300,000
Costs on standby letters of credit	113,041	12,000
Interest (on unreturned capital)	75,384	73,764

Total	$213,425	$385,764

The Company shares office space, certain office services, maintenance fee for ViewWise software as well as personnel in support of their operations with Computhink.  The Company paid Computhink, Inc. a total of $84,660 in 2009 and $69,626 in 2008.  The Company incurred expenses from Computhink, Inc. of $113K in 2009 and $108K in 2008 for office rent and related costs.  In addition, the Company also incurred expenses from Computhink, Inc. of $47K in 2009 and $45K in 2008 for personnel services.  In turn, the Company has received credits against the billings from Computhink in the amount of $72K in 2009 and $90K in 2008 for personnel consulting services and other incidental expenses.  The Company owed Computhink $6,218 and $2,530, respectively, at December 31, 2009 and 2008.

In December of 2009 the Company agreed to loan Computhink $180,000 at an interest rate of 5.5%.  The loan was paid in full by Computhink in February of 2010.

The Company also utilizes office space, land, and receives other services from Retsa in Saipan and Tinian. Effective as of

January 1, 2009, the Company is no longer charged for the office space or land. Retsa is an affiliated company of SHBC. The Company paid Retsa zero and $73,905 in 2009 and 2008, respectively. The following table summarizes balances payable to Retsa as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Accounts payable to Retsa	$977	$—

Total related party accounts payable are summarized as follows:

	December 31
	2009	2008
Accounts payable to SHBC	$—	$12,000
Accounts payable to Computhink	6,218	2,530
Accounts payable to Retsa	—	—
	$6,218	$14,530

(18)        Income Taxes

The company's major tax jurisdictions include the United States, Illinois, the Commonwealth of the Northern Mariana Islands, Fiji and Germany. The related tax returns are examined by the Internal Revenue Service, Illinois Department of Revenue, the Division of Revenue and Taxation of the Commonwealth of the Northern Mariana Islands, the Fiji Islands Revenue and Customs Authority and the Federal Central Tax Office, respectively.   For TransRadio the years of 2007 through 2009 remain subject to examination.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	281,039		281,039
	281,039		281,039
Year ended December 31, 2008:
U.S. Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	614,942	—	614,942
	$614,942	$—	$614,942
Current Tax Expense

In 2009, the Company had taxable losses and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations. Foreign tax expense (benefit) of $284,536 was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 29%. The power generation business in Fiji had pre-tax income of $963,205 in 2009, while the construction business had pre-tax income of $13,139.  TransRadio operations produced a foreign income tax (benefit) of ($3,497).German taxes are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax. No current tax expense was incurred related to German operations (TransRadio) as the company was not acquired until December 28, 2009.

In 2008 the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and, therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations. The Company recorded 2008 foreign tax expense related to the Company’s operations in Fiji.  The average tax rate for Fiji was 31% in 2008.  The power generation business in Fiji had pre-tax income of $1,285,252 in 2008, while the construction business had pre-tax income of $566,635.

Deferred Tax (Expense or Benefit)

In 2009, the Company had income for financial reporting purposes that was primarily caused by the bargain purchase gain on the acquisition of TransRadio. No deferred tax expense was recorded on the bargain purchase gain related to the acquisition of TransRadio as the Company intends to maintain and permanently reinvest in TransRadio for the foreseeable future.  Had the Company recorded the deferred tax liability on this gain it would have amounted to approximately $1.7 million at a 40% U.S. tax rate.. The Company also did not book a deferred tax liability on the trademark intangible asset recorded in connection with the TransRadio acquisition because the asset is indefinite lived and therefore is not amortized for book purposes nor are they deductible under German tax code. The customer backlog asset will be amortized for book purposes in 2010 based on customer acceptance, while the customer relationship intangible asset which will be amortized for book purposes in 2010 – 2019 in the amounts of $0.2 million in 2010 and $0.2 million per year, respectively. These amounts are not deductible under the German tax code. Therefore, a deferred tax liability of $0.6 million was recorded, and the amount was determined by applying the German tax rate of 31% to the intangible asset values totaling $1.8 million. No 2008 deferred tax expense or benefit was recorded.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$20,800,000	$22,600,000
Accrued expenses	265,000	190,000
Total gross deferred tax assets	21,065,000	22,790,000
Less valuation allowance	21,065,000	22,790,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $21,065,000 and $22,790,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was a decrease of $1,725,000 and an increase of $2,390,000, respectively, aligning with the change in the amount of the underlying deferred tax assets thereby maintaining a 100% valuation allowance against the asset. In assessing whether the  deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2009, the Company has total net operating loss carry forwards from U.S. operations of approximately $12.3 million and approximately $47.1 million from its operations in the Commonwealth of Northern Mariana Islands. The net operating loss carry forwards expire in the years 2017 through 2028. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 29%, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2009	2008
Income tax (benefit) at statutory rate	$1,665,452	$(1,441,630)
Difference between U.S. tax rate and Fiji tax rate	(48,817)	(55,554)
Change in prior year’s deferred tax estimate	(308,496)	(318,759)
Other	(2,100)	40,885
Provision/(benefit) not recognized due to valuation allowance	—	2,390,000
Income not subject to tax gain on bargain purchase	(1,025,000)
Provision (benefit) for income taxes	$281,039	$614,942

As of January 1, 2007, the Company adopted FASB guidance pertaining to accounting for uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to the guidance, the Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2004 through 2008 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the guidance.

(19)        Commitments and Contingencies

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at December 31, 2009 are:

Years ending December 31,
2010	641,189
2011	255,507
2012	133,552
2013	4,414
2014	736
TOTAL	$1,035,398

Lease expense was $120,599 and $192,142 for the years ended December 31, 2009 and 2008, respectively.

On April 1, 2007 the Company entered into a sublease with Computhink, a related party, for a term of four years from May 1, 2007 through April 30, 2011.  The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years.  The base monthly amount includes rent and reception services.

Future minimum lease payments at December 31, 2009, for those leases having an initial or remaining non-cancelable lease term in excess of one, are included in the table above.

We lease certain buildings, cars and equipment in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases expire in 2010. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. TransRadio’s expense for the years ended December 31, 2009  was $522,219.  There was no rental income from subleases during this period.

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company accrued a $300,000 estimated loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007.  In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007.  In 2008, the Company paid $92,817 to claimants resulting in an accrual of $877,183 at December 31, 2008.   No incremental accruals or payments were made during of 2009.  These amounts are reflected under accrued expenses as of December 31, 2009.   The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at a Company power plant for which it is inadequately insured or subject to a coverage exclusion, and Pernix Group  is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Pernix Group  may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (which may range up to approximately $650,000USD at December 31, 2009).

Pernix Group offers warranties on its construction services and power generating plants. Pernix Group does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should Pernix Group be required to cover the cost of repairs not covered by the warranties of Pernix Group’s vendors or should one of Pernix Groups major vendors be unable to cover future warranty claims, Pernix Group could be required to outlay substantial funds, which could harm its financial condition.

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of December 31, 2009, the accrued warranty obligation of TransRadio amounts to $178,303. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the Tinian Island. The Company is responsible for the costs of the upgrade which include labor and material. The Company incurred approximately $1,250,176 in costs associated with this upgrade through December 31, 2008. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner.  The Company completed the upgrade in 2007 however some minor additional costs in the range of $15,000 not to exceed $25,000 may be incurred.

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (“ANZBGL”). The revised credit facility is in the amount of FJD $200,000 for the purchase or leasing of vehicles. The company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008.  In October of 2009, the company terminated its credit facility with ANZBGL.

During October of 2004, TransRadio received a credit facility with the Berliner Bank in Germany.  The credit facility is in the amount of €500,000 EURO (approximately $716,650 USD at December 31, 2009).   Interest will be charged at the rate of 8.5% per annum.  As of December 31, 2009, TransRadio has drawn up on the facility in the amount of $192,801 EURO (approximately $276,343 USD at December 31, 2009).

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

(20)        Business Segment Information

Pernix Group Inc. has selected to organize its segment information around its products and services.  Pernix Group Inc. has three operating segments: power generation and construction of power plants, construction services and transmitter design and installation. The power generation and construction of power plants segment includes sales-type lease revenues.  There were no material amounts of transfers between segments. Any inter segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

	December 21, 2009
	Power generation and construction of power plants	Construction	Transmitter manufacturing and installation	Total
Revenue	$5,333,985	$9,476,144	$	$14,810,102
Interest expense (income), net	(16,985)	43,859	10,761	37,635
Depreciation and amortization	95,291	23,266	1,517	120,074
Income tax expense (benefit)	282,002	2,534	(3,497)	281,039
Net income (loss) to the stockholders of Pernix Group, Inc. and subsidiaries	(1,449,129)	877,310	5,204,802	4,632,983
Total capital expenditures	56,418	—	—	56,418
Total assets	3,752,230	1,708,430	15,322,367	20,783,027

	December 21, 2008
	Power generation and construction of power plants	Construction	Transmitter manufacturing and installation	Total
Revenue	$4,921,975	$24,159,865	$—	$29,081,840
Interest expense	216,577	73,764	—	290,341
Interest (income)	(14,996)	(51,393)	—	(66,389)
Depreciation and amortization	134,773	134,247	—	269,020
Income tax expense (benefit)	403,225	211,717	—	614,942
Net income (loss) to the stockholders of Pernix Group, Inc. and subsidiaries	(2,766,300)	(2,067,843)	—	(4,834,143)
Total capital expenditures	86,546	11,091	—	97,637
Total assets	4,438,893	7,975,051	—	12,413,944

Geographical Information

	Total Revenue		Fixed Assets - Net
	2009	2008	2009	2008
United States	$9,487,911	$24,196,436	$11,491	$56,770
Commonwealth of Northern Mariana Islands	1,744,644	1,074,301	9,706	16,910
Fiji	3,577,547	3,811,103	211,947	246,583
Germany	-	-	406,584	-
	$14,810,102	$29,081,840	$233,144	$320,263

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (E.g. contract is with a U.S. entity then the revenues are attributed to the U.S.)

The Company has a concentration of risk with two significant customers. The Company was contracted by the Commonwealth Utilities Corporation (CUC) to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $1.7 million and $0.9 million for 2009 and 2008.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The par value balance of promissory notes outstanding was zero and $0.4 million as of December 31, 2009 and 2008, respectively. The discounted value of the promissory notes was zero and $0.4 million at December 31, 2009 and 2008, respectively. Under the agreement the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The discounted value of the operation and maintenance fee was zero and $0.1 million at December 31, 2009 and 2008, respectively. The promissory notes have been included in the original net investment in sales-type lease as discussed in note 6. Revenues from the Tinian power plant were 11.7% and 3.1% of the Company’s revenues for 2009 and 2008, respectively. Gross receivables for the investment in sales-type lease were zero and $0.5 million at December 31, 2009 and 2008, respectively.

The second significant customer is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $3.6 million and $3.7 million in 2009 and 2008, respectively. Revenues from FEA were 24.2% and 13% of the Company’s total revenues for 2009 and 2008, respectively.

The Company previously had several construction contracts for projects that were completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company began to bid on new contracts under the Pernix/SHBC JV during 2006. As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $3.6 million to build a United States Embassy in Suva, Fiji. This project began in 2007. Revenue from this customer totaled $9.5 million and $24.2 million in 2009 and 2008, respectively.

Revenues from the Company’s related party, SHBC, were $11,767 and $36,571 for 2009 and 2008, respectively.

Fixed assets located at TFL in Fiji were $211,947 and $246,583 as of December 31, 2009 and 2008, respectively.

In addition to the aforementioned customer concentrations, although TransRadio was not acquired until December 2009 and no significant revenue has been reflected in Pernix consolidated financial statements pertaining to these contracts, TransRadio had two customers that accounted for approximately 64% of TransRadio 2009 revenues. For the four day period from the acquisition date of December 28, 2009 through December 31, 2009, no significant revenue was recorded pertaining to these TransRadio contracts. .

(21)	Change in Accounting Estimate

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

In accordance with the FASB guidance pertaining to accounting for a change in an accounting estimate, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a recognized profit of $1,294,722 for the project in 2009.  The impact of this cumulative catch up adjustment on 2009 earnings per share was $.01.   The impact of the change in accounting estimate is expected to result in operating income of $22,626 in 2010.

The Company became aware of several revisions to the estimated cost to complete the Embassy project. During 2008, the Company identified these changes and developed a revised estimated cost to complete the Embassy project. These revisions were primarily due to changes in costs attributed to the primary subcontractor who is performing the work on the Embassy project.

In accordance with FASB guidance pertaining to accounting changes and error corrections, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a decrease of revenues recognized for the Embassy project by approximately $3.5 million through December 31, 2008. This change also decreased the cumulative profit recognized on the project which has been reflected in the December 31, 2008 financial statements.

(22)           SUBSEQUENT EVENTS

On March 5, 2010, the Company received a contract change order on the U.S. Embassy project in the amount of $651,640 for additional interior work and exterior finishes work.

On March 7, 2010, the Company received the Certificate of Site Acceptance on the Qatar project.

On March 23, 2010 we issued 1,306,668 shares of common stock for $980,001.

On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership to a total of 78%. The Company retained control of TransRadio and as such recorded the acquisition as a transaction resulting in no gain or loss.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 31, 2010, the day that the consolidated financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. The Company’s evaluation of internal control over financial reporting did not include the internal controls of the entity (see note 3) that was acquired during the fourth quarter of fiscal 2009, which is included in the 2009 consolidated financial statements and which constituted approximately 70% of total assets as of December 31, 2009 and 0% of gross profit for the year then ended. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 25, 2010 the Company acquired approximately an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership to a total of 78%.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors are elected for one-year terms and are elected at each annual meeting of stockholders. As of the date of this report Pernix Group’s Board of Directors and executive officers are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships

Ralph Beck Age 70 Chairman of the Board Director since 1999
Mr. Beck was a principal of Global Construction Solutions, L.L.C. From 1994 to 1998, Mr. Beck served as the President of Kajima Construction Services, Inc., the North American the general building construction subsidiary of Kajima Corporation a Japanese global engineering and construction firm. From 1965 to 1994, Mr. Beck was with the Turner Corporation, an international engineering and construction firm. Mr. Beck served as the chairman of the board for Turner Steiner International from 1987 to 1994, and as a senior vice president for Turner Corporation.

Nidal Zayed Age 48 Director Since 1998 Chief Executive Officer since 2005
Nidal Zayed, President & Chief Executive Officer, joined Pernix Group in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

Jeffery Adams Age 66 Director Since 1999
Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 60 Director Since 1997
From 1988 to present Mr. Engler has been an independent Financial Consultant and is also on the Board of Directors of various companies in Switzerland and abroad. From 1984 to 1988 Mr. Engler headed the Private Banking desk (Middle East and Far East) of Bank Leu as Vice President. He is a director of Computhink Incorporated, Belmoral S.A., Computhink Ltd., Telesource CNMI Inc., Retsa Development Inc., FSD Holdings PLC, Litra Holdings AG, Linos Consulting AG, Trafex Ltd., R.C.W. Enterprises S.A., and  TransRadio SenderSysteme Berlin AG.

Ibrahim M. Ibrahim Age 67 Director Since 1999
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

Carl Smith Age 61 Director Since 2007
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

Greg Grosvenor Age 58 Chief Financial Officer Since August, 2005
Mr. Grosvenor has been Pernix Group’s Vice President and Chief Financial Officer since August 2005. Mr. Grosvenor is responsible for all SEC reporting, tax compliance, strategic financial planning and human resources at its corporate headquarters. He is also responsible for all financial operations including reporting and tax matters in the company’s international subsidiaries. Mr. Grosvenor has more than sixteen years of CFO experience with include both private and publicly traded companies. Mr. Grosvenor has worked with investment firms such as William Blair Capital to restructure and sell one of their portfolio companies. In addition, he completed debt restructuring and funding in the hundredS of millions of dollars for the Metropolitan Pier and Exposition Authority. He also worked at the parent holding company of Hyatt Corporation for six years where he was responsible for the reporting of multiple companies. He was a member of the team that spun off Galileo from United Airlines and worked at Anixter Bros. in various financial and accounting roles. He began his career working with the international audit firm of PriceWaterhouse Coopers. He obtained his CPA in Illinois and graduated from Loyola University in Chicago.

Code of Ethics

Our Code of Ethics sets a high standard for honesty and ethical behavior by every employee, including our principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at http://www.pernixgroup.com/ethics-compliance.asp and is incorporated by reference as Exhibit 14 to this form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 860 Parkview Blvd., Lombard, Illinois 60148.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC rules.

ITEM 11.                      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus	All Other Annual Compensation(2)

Nidal Zayed	2009	$275,000	$—	$24,622
Chief Executive Officer	2008	$275,000	$—	$24,756

Greg Grosvenor	2009	$170,000	$—	$18,963
Chief Financial Officer	2008	170,000	—	$19,307

(1)	Includes salary paid by Pernix Group, before any salary reduction for contributions to Pernix Group’s 401(k) Savings Plan.

(2)
Pernix Group provided a vehicle to Mr. Zayed at a cost of $11,502 in 2009 and in 2008. Pernix Group provided Mr. Zayed with health insurance for him and his family at a cost of $13,120 in 2009 and $13,254 in 2008. The Company provided health insurance to Mr. Grosvenor and his family of $18,963 in 2009 and $19,307 in 2008.

Stock Options

As of December 31, 2009 there were no stock options outstanding to any persons other than nonemployee directors.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2009 and 2008, respectively.     Ralph Beck, Trudy Clark, and Carl Smith each receive an additional $1,500 for their participation in the Government Security Committee.  Such fees are paid in cash.

	2009 Director's Fee	2009 Other Compensation	2008 Director's Fee	2008 Other Compensation
Directors
Max Engler	$20,000.00	$-	$20,000.00	$-
Ibrahim Ibrahim	$20,000.00	$-	$20,000.00	$-
Jeff Adams	$20,000.00	$-	$20,000.00	$-
Ralph Beck	$20,000.00	$1,500.00	$20,000.00	$1,500.00
Trudy Clark	$20,000.00	$1,500.00	$20,000.00	$1,500.00
Carl Smith	$20,000.00	$1,500.00	$20,000.00	$1,500.00
TOTAL	$120,000.00	$4,500.00	$120,000.00	$4,500.00

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of December 31, 2009 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

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

(2)
Calculated on the basis of 139,574,567 shares of Common Stock outstanding as of December 31, 2009.  Excludes 45,000 options that were exercisable within 60 days of December 31, 2006 held by each non-employee director, for a total of 180,000 options. None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)
Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 495,000 shares of Pernix Group’s common stock. Based upon information provided to Pernix Group, Pernix Group does not consider these shares to be beneficially owned by Mr. Engler.

Shown below is information as of December 31, 2009 with respect to the shares of Common Stock that may be issued under Pernix Group’s equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	180,000	(1)	1.25	975,000	(2)

(1)	Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Pernix Group Common Stock under Pernix Group’s stock option plans.

(2)	Includes shares available for future issuance under Pernix Group’s stock option plans, excluding shares quantified under Column 1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with approximately 1750 employees and over 50 years of experience. SHBC and affiliated companies hold 96.9% of the common stock outstanding. SHBC and Pernix Group bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Pernix Group on certain projects in the Northern Mariana Islands.

The Company paid Computhink, Inc. $84,660 in 2009 for rent, and certain office services.  The Company shares office space with Computhink in its Lombard office.  Director Max Engler is also a director of Computhink.

Director Independence

The Company is a “Controlled Company” as that term is defined by the Listing Requirements of NASDAQ. As such, if the Company were a company listed on the NASDAQ trading market, it would not be required to comply with the director independence guidelines established thereby.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, Reznick Group P.C.  Reznick Group P.C. became the new independent registered accountants in April of 2009. The following table presents fees for professional services rendered by LJ Soldinger Associates LLC, the former independent registered accountants and by Reznick Group P.C. for the respective periods indicated:

SERVICES PERFORMED	2009	2008

Audit Fees (Note 1)	$183,000	$235,000
Audit-Related Fees (Note 2)	32,138	5,000
Tax Fees (Note 3)	19,000	17,000
All Other Fees	0	0

Total Fees	$234,138	$257,000

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

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2009, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01
Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Pernix Group , Inc. Appendix A (Incorporated by reference from Exhibit 2.01 to the Form S-4 filed on 12/9/1999)

3.01	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on 7/2/2001)

3.02	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on 7/2/2001)

3.03	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on 4/2/2007)

10.01
Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership dated June 10, 1997 (Incorporated by reference from Exhibit 10.01 to the Form S-4 filed on 12/9/1999)

10.02
Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 1, dated November 30, 1998 (Incorporated by reference from Exhibit 10.02 to the Form S-4 filed on 12/9/1999)

10.03
Agreement for Design, Supply of Plant and Equipment, Private Construction, Maintenance and Operation, and Transfer of Ownership, Change Order Number 2, dated November 30, 1998 (Incorporated by reference from Exhibit 10.03 to the Form S-4 filed on 12/9/1999)

10.04
Agreement and Contract for Construction of Koblerville Expansion Project between the Northern Mariana Islands and Pernix Group  dated July 28, 1998 (Incorporated by reference from Exhibit 10.04 to the Form S-4 filed on 12/9/1999)

10.05
Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Pernix Group , Inc. regarding right of first refusal for certain areas (Incorporated by reference from Exhibit 10.08 to the Form S-4 filed on 12/9/1999)

10.06
Memorandum of Understanding between Sayed Hamid Behbehani & Sons, Co. W.L.L. and Pernix Group , Inc. regarding commission fees (Incorporated by reference from Exhibit 10.09 to the Form S-4 filed on 12/9/1999)

10.07	Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated August 20, 1998 (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 12/9/1999)

10.08
Note Agreement between the Commercial Bank of Kuwait, New York Branch, and Telesource CNMI, Inc. dated December 11, 2001 (Incorporated by reference from Exhibit 10.08 to the Form ARS filed on 6/29/2009)

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource CNMI, Inc. dated May 2, 1999 (Incorporated by reference from Exhibit 10.11 to the Form S-4 filed on 8/2/2001)

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource CNMI, Inc. (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 7)

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc. (Incorporated by reference from Exhibit 10.15 to the Form S-4 filed on 12/9/1999)

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005 (Incorporated by reference from Exhibit 10.12 to the Form 10KSB filed on 4/2/2007)

10.13	Pernix Group , Inc. 2000 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.19 to the Form S-4 filed on 7/2/2001)*

10.14	Pernix Group , Inc. 2000 Non-Qualified Stock Options Plan (Incorporated by reference from Exhibit 10.20 to the Form S-4 filed on 7/2/2001)*

10.15	Pernix Group , Inc. 2000 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.21 to the Form S-4 filed on 7/2/2001)*

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Pernix Group , Inc. (Incorporated by reference from Exhibit 10.23 to the Form 10-K filed on 4/16/2002)

10.17	Pernix Group , Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement (Incorporated by reference from Exhibit 10.17 to the Form 10KSB filed on 4/2/2007)

10.18	Common Stock Purchase Agreement between Pernix Group , Inc. and Ernil Continental S.A., BVI dated February 26, 2007. (Incorporated by reference from Exhibit 10.18 to the Form 10KSB filed on 4/2/2007)

10.19	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated February 26, 2007 (Incorporated by reference from Exhibit 10.19 to the Form 10KSB filed on 4/2/2007)

10.20	Common Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.20 to the Form ARS filed on 6/29/2009)

10.21	Common Stock Purchase Agreement between Pernix Group , Inc and Halbarad Group, LTD., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.21 to the Form ARS filed on 6/29/2009)
14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)

21	List of Subsidiaries and their jurisdictions
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO **

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO**

32.1	Section 1350 Certification — Chief Executive Officer**

32.2	Section 1350 Certification Chief Financial Officer**

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.
**	Filed herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.
(Registrant)

Dated: March 31, 2010	/s/ Nidal Zayed
Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 27, 2010.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer
Nidal Z. Zayed

/s/ Max Engler	Director
Max Engler

/s/ Jeffery Adams	Director
Jeffery Adams

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer
Greg Grosvenor