Form 10-Q
period 2010-03-31
Pernix Group, Inc.
filed 2010-05-17
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to________

Commission file number – 333-92445

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
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐     No  ☑

On May 14, 2010, 140,881,235 shares of our common stock were outstanding.

PERNIX GROUP, INC.

TABLE OF CONTENTS

		Page No.

Item 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets (unaudited) — March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations (unaudited) — three months ended March 31, 2010 and 2009	4
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) — three months ended March 31, 2010 and 2009	5
	Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) — March 31, 2010 and December 31, 2009	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — three months ended March 31, 2010 and 2009	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4T.	Controls and Procedures	23

	PART II. Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

	Signatures	26

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of March 31, 2010 and December 31, 2009

	Unaudited March 31, 2010
Assets		December 31, 2009
Current assets:
Cash and cash equivalents	$2,166,570	$2,994,989
Marketable Securities	52,255	193,788
Accounts receivable less allowance for doubtful accounts of
$172,142 at March 31, 2010 and December 31, 2009	4,568,339	3,242,666
Related Party Receivables	—	180,888
Work in process	2,974,799	4,036,546
Inventories	4,429,646	4,873,458
Restricted cash	291,120	310,117
Customer backlog	146,090	292,178
Prepaid expenses and other current assets	718,514	466,131
Total current assets	15,347,333	16,590,761
Property, plant, and equipment, net	605,352	639,728
Restricted Cash greater than one year	384,803	652,573
Other assets	179,477	399,901

Intangible assets:
Customer Relationships	1,524,002	1,563,080
Trademark	936,984	936,984
Total assets	$18,977,951	$20,783,027
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$73,705	$276,343
Accounts payable	1,996,249	2,121,518
Accounts payable – related party	5,088	7,195
Accrued expenses	2,359,169	1,902,825
Interest payable – related party	232,941	214,064
Other current liabilities	676,227	638,619
Short term debt	1,359,497	1,448,210
Prepayments received on orders	1,445,877	1,616,612
Billings in excess of costs and estimated earnings	328,255	529,995
Total current liabilities	8,477,008	8,755,381

Non current liabilities	65,930	72,197
Deferred tax liability	517,729	575,130
Total liabilities	9,060,667	9,402,708

Commitments and Contingencies

Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' Equity
Convertible Preferred Stock, $0.01 par value, authorized 50,000,000 shares,
none issued and outstanding at March 31, 2010 and December 31, 2009.	—	—
Common stock, $0.01 par value, authorized 200,000,000 shares,
140,881,235 issued at March 31, 2010 and 139,574,567 at
December 31, 2009.	1,408,812	1,395,746
Additional paid-in capital	74,664,699	73,692,529
Accumulated deficit	(66,920,534)	(66,031,010)
Accumulated other comprehensive loss	(1,069,448)	(604,440)

Total Pernix Group, Inc. and Subsidiaries stockholders equity	8,083,529	8,452,825
Noncontrolling Interest	1,833,755	2,927,494
Total equity	9,917,284	11,380,319
Total liabilities and equity	$18,977,951	$20,783,027

  See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$824,986	$3,191,434
Transmitter design and installation	4,141,233	—
Service fees – power generation plant	1,425,805	1,090,968
Service fees – related party	—	5,250
Finance lease revenue	—	5,349
Gross revenues	6,392,024	4,293,001
Costs and expenses:
Construction costs	503,528	3,121,617
Construction costs - related party	—	28,000
Transmitter design and installation cost	2,544,631	—
Operation and maintenance costs - power generation plant	585,468	575,395
Cost of revenues	3,633,627	3,725,012
Gross profit	2,758,397	567,989
Operating expenses:
Salaries and employee benefits	1,859,637	425,078
Occupancy and equipment	136,826	10,650
Occupancy - related party	25,372	24,287
General and administrative	1,354,569	307,495
Total operating expenses	3,376,404	767,510
Operating loss	(618,007)	(199,521)

Other income (expense):
Interest income/(expense), net	(64,016)	2,440
Interest expense - related party	(18,877)	(18,461)
Foreign currency exchange loss	(150,482)	(67,297)
Other income, net	(104,866)	—
Total other expense	(338,241)	(83,318)

Loss before income taxes	(956,248)	(282,839)
Income tax expense	73,502	91,566
Consolidated net loss	(1,029,750)	(374,405)

Less: Net loss attributable to noncontrolling interest	(140,226)	(531)

Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(889,524)	$(373,874)
Basic and diluted net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.01)	$(0.00)
Weighted average shares outstanding	139,690,715	136,640,567

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Periods ended March 31, 2010 and December 31, 2009

	Three Months
	Ended March 31,
	2010	2009

Net income loss	$(1,029,750)	$(374,405)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(465,008)	(43,547)
Total other comprehensive loss, net of tax:	(465,008)	(43,547)

Comprehensive loss	$(1,494,758)	$(417,952)

Comprehensive loss attributable to Noncontrolling interests	$(140,226)	$(531)

Comprehensive loss attributable to the stockholders of Pernix Group, Inc	$(1,354,532)	$(418,483)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)
Periods ended March 31, 2010 and December 31, 2009

				Accumulated
				Other		Additional
		Comprehensive	Accumulated	Comprehensive	Common	paid-in	Noncontrolling
	Total	Income (Loss)	deficit	(loss)	Stock	capital	Interest

Total Balance at December 31, 2008	$3,055,660		$(70,663,993)	$(259,992)	$1,366,406	$71,521,369	$1,091,870

Sale of common stock -
2,934,000 shares at $0.75 per share	2,200,500	$—	—	—	29,340	2,171,160	—
Comprehensive income (loss):
Net income (loss)	4,617,350	4,632,983	4,632,983	—	—	—	(15,633)
Foreign currency translation adjustment	(344,448)	(344,448)	—	(344,448)	—	—	—
Comprehensive income	4,272,902	$4,288,535
Fair value of noncontrolling interest in connection with business combination	1,851,257		—	—	—	—	1,851,257
Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$73,692,529	$2,927,494

Sale of common stock -
1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$966,935	$—
Comprehensive loss:
Net loss	(1,029,750)	(889,524)	(889,524)	—	—	—	(140,226)
Foreign currency translation adjustment	(465,008)	(465,008)	—	(465,008)	—	—
Comprehensive loss:	(1,494,758)	$(1,354,532)
Purchase of subsidiary shares from noncontrolling interest	(948,278)		—	—	—	5,235	(953,513)

Balance at March 31, 2010	$9,917,284		$(66,920,534)	$(1,069,448)	$1,408,812	$74,664,699	$1,833,755

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2010 and March 31, 2009

	2010	2009
Cash flows from operating activities:
Net loss including noncontrolling interest	$(1,029,750)	$(374,405)
Noncontrolling Interest	140,226	(531)
Net loss	(889,524)	(373,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,337	49,108
Amortization of intangibles	185,166	—
Noncontrolling Interest	(140,226)	(531)

Changes in assets and liabilities:
Short term investments	133,892	—
Accounts receivable	(1,499,522)	1,655,960
Accounts receivable - related party	180,888	(5,693)
Prepaid expenses and other current assets	1,247,544	21,954
Net investment in sales-type lease	—	454,651
Other assets	(47,307)	3,074
Accounts payable	(72,975)	(196,819)
Accounts payable - related party	(2,107)	(2,550)
Accrued expenses	481,959	9,375
Interest payable - related party	18,877	18,461
Billings in excess of cost and estimated earnings	(274,099)	(612,190)
Other liabilities	79,279	(484,551)
Deferred tax liability	(57,401)	—
Net cash (used in)/provided by operating activities	(603,219)	536,375
Acquisition of additional subsidiary stock	(950,154)	—
Investment in Pernix/UEI Joint Venture	1,875	—
Capital expenditures	(40,113)	(11,619)
Net cash used in investing activities	(988,392)	(11,619)
Cash flows from financing activities:
Repayment of in indebtedness	(191,769)	—
Proceeds from sale of common stock	980,001	—
Net cash provided by financing activities	788,232	—

Effect of exchange rate changes on cash and cash equivalents	(25,035)	(31,417)
Net increase/(decrease) in cash and cash equivalents	(828,419)	493,339
Cash and cash equivalents at beginning of period	2,994,989	6,313,886
Cash and cash equivalents at end of period	$2,166,570	$6,807,225
Supplemental disclosure:
Cash paid during the period for interest	$34,640	$—
Cash paid during the period for income taxes	$91,870	$112,995

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Pernix Group Inc., (formerly Telesource International, Inc.) and its subsidiaries ("Pernix Group" or the "Company") is an international company engaged in three business segments: General Construction, Power Generation Services and Design, Installation and Service of Transmitter Systems including high power radio transmitters and receivers.

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

Pernix Group acquired a 54.4% controlling interest in TransRadio SenderSysteme, Berlin, AG (“TransRadio”) on December 28, 2009 and another 23.6% on March 25, 2010. Through this new German subsidiary we engage in the design, distribution and installation of transmitter systems and provide related services at customer sites world-wide.

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

General Construction Segment

In 2006, the Company entered into a joint venture with SHBC, called Pernix-SHBC JV, formerly Telesource International, Inc/Sayed Behbehani & Sons Company, Joint Venture, L.P. This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for Pernix Group and 49% for SHBC. Pernix Group, Inc. is the general partner of the Pernix/SHBC JV.  Pernix/SHBC JV was formed for the purpose of bidding U.S. government construction and infrastructure development projects.   In January 2007 the JV received a final award and notice to proceed with a $42.6 million contract to design and build a new embassy compound for the United States Department of State in Suva, Fiji.  The joint venture also has a wholly- owned subsidiary in Fiji named Telesource SHBC (Fiji) Ltd. (“TSF”).  In addition, the Company received a second contract for the same Embassy in April of 2010 in the amount of approximately $8.1 million for a second phase of this project.  The Company consolidated Pernix/SHBC JV under the guidance related to accounting for business combinations and related disclosures.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Pernix Group’s strategy for the construction market is to independently seek out and bid on projects under the Pernix/SHBC and /or other joint ventures.  SHBC’s experienced personnel and success in the construction industry benefit the Company in the bidding process. The Company will employ its new systems for project management and controls that are designed to increase the likelihood of success and profitability on our projects. Pernix Group has augmented its management team by hiring prominent construction industry professionals who have a proven track record of strong operational and financial management on construction projects. Our future growth will be built on four pillars of success:  transparency, customer satisfaction, state of the art technology and a fair profit.

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

Pernix Group has worked extensively with the United States Information Agency (previously known as Voice of America).  Along with our recent experience on the U.S. Embassy project in Suva with the State Department’s Overseas Buildings Office (“OBO”), the Company is now poised to leverage our ability to work with, understand and respond to complex U.S. government contractual and regulatory requirements. These experiences have tremendously improved our identification of potential projects and the technical proposal responses. The ability to competently and competitively respond to government-issued requests for proposals and to execute projects when awarded to the satisfaction of government contracting officers is a skill set that Pernix Group has now demonstrated on numerous projects.

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

Pernix Group also has longstanding financial relationships with many international banks and equity investors. We feel confident in our ability to raise the required equity and project financing necessary to pursue financially sound and bankable energy projects that meet our investment criteria.Operation of Existing Power Generation Plants  - Pernix Group has designed, built and currently operates and maintains, on a 20 year contract, a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20 year contract basis, two separate plants with a total output of 78 MW.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PERNIX PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading.  The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are of a normal and recurring nature.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

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

Transmitter Revenue

Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated.  Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time the prepayments are recorded as revenue.

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

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company only uses approved contract changes in its revenue recognition calculation.  This method of revenue recognition requires that we estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.   In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the company will include in revenue amounts equal  to costs for claims, where the outcome is probable that the claim will be found in the favor of the company.   The Company will record a provision for losses when estimated costs exceed estimated revenues.Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs.  The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year and revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

Recently Issued Accounting Pronouncements

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

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Consolidated Financial Statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Consolidated Financial Statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3.     Liquidity

As of March 31, 2010, the Company’s total assets exceeded total liabilities by $10.0 million.  This was a $1.5 million decline from December 31, 2009.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of March 31, 2010, the Company had outstanding short term debt of $1.4 million.  As of March 31, 2010, the Company had an accumulated deficit of $67.0 million and total stockholders’ equity of $8.1 million.

The Company incurred operating losses of $0.6 million and $0.2 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively.  The Company incurred net losses to common shareholders of $0.9 million and $0.4 million, respectively, during the three months ended March 31, 2010 and March 31, 2009, respectively.

Cash used in operating activities was $0.6 million compared to cash provided of $0.5 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively.  Funds used in investing activities for the three month periods ended March 31, 2010 and March 31, 2009 were $1.0 million and $11K, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0.8 million and $0 for the three month periods ended March 31, 2010 and March 31, 2009, respectively.

4.      Acquisitions of a Business

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (“TransRadio”) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255.  The acquisition was financed through the sale of 2,934,000 shares of the Company’s common stock yielding $2,200,500.  The sale of these shares was to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI who currently own approximately 85.3% of Pernix Group’s outstanding shares.

On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership to a total of 78%.   The additional acquisition was financed through the sale of 1,306,668 shares of the Company’s common stock yielding $980,001, again to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI, respectively. Prior to the March 25, 2010 transaction, the Company retained control of TransRadio and as such recorded the March 25, 2010 acquisition as a transaction resulting in no gain or loss.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2010
TransRadio loss attributable to Pernix Group, Inc.	$(481,863)
Transfers from the noncontrolling interest:
Increase in Pernix Group Inc.'s paid-in capital for purchase of 354,350
TransRadio common shares	5,235
Net transfers from noncontrolling interest	5,235
Change from net loss attributable to the stockholders of Pernix Group, Inc. and transfers to noncontrolling interest	$(476,628)

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

In connection with the acquisition, the fair value of net assets acquired less the fair value of the noncontrolling interest in TransRadio exceeded the purchase price the Company paid for its interest in TransRadio, resulting in a bargain purchase gain of $5.2 million, net of $0.6 million of deferred tax impact related to the intangible assets.

In connection with the initial recording of the acquisition, a $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on the stock trading price.   In addition, Intangible assets identified in connection with the TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years.  No significant amortization expense was incurred during 2009 related to these assets.

Description of identifiable intangible assets	Amortization period	Annual Amortization Amount 2010	Annual Amortization amount 2010 - 2014	Accumulated Amoritzation as of March 31, 2010
Customer relationship	10 years	$156,308	$156,308	$39,078
Order backlog	1 year	$292,178	N/A	$146,088
Total Amortization for the period		$448,486	$156,308 per year	$185,166

The unaudited actual (2010) and pro forma (2009) financial information in the table below summarizes the combined results of operations of the Company and TransRadio as though TransRadio had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period, or that may result in the future.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the months ended March 31,

	2010	2009
Net income loss	$(1,029,750)	$49,352
Pro forma basic earnings loss per share:	$(0.01)	$0.00
Pro forma diluted earnings loss per share:	$(0.01)	$0.00
Net income loss attributable to controlling interests	$(889,524)	$(43,093)
Pro forma basic earnings loss attributable to controlling interests per share:	$(0.01)	$(0.00)
Pro forma diluted earnings loss attributable to controlling interests per share:	$(0.01)	$(0.00)

5. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $672,750 at March 31, 2010) bank credit agreement with a German bank, which renews annually. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum.  As of March 31, 2010, $73,705 under the credit line has been drawn.

TransRadio has outstanding short term debt at March 31, 2010 with Bent Marketing Ltd amounting to $403,650 and Fedor Commercial Corporate Loans amounting to $955,847.  These loans are due in full at June 30, 2010 and have an interest rate of 5%.  Both loans are secured through the assignment of the Qatar contract payments.

6.  Equity

Preferred Stock

The Company has 50 million shares of Series A Cumulative Convertible Preferred Stock (“Preferred Shares”) authorized.  .  Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.  None of these Preferred Shares are issued or outstanding as of March 31, 2010

Common Stock

As of March 31, 2010 and December 31, 2009, 140,881,235 and 139,574,567 shares of the Company’s common stock were issued and outstanding, respectively.

  7.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 0 and 680,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

  8.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.   No incremental accruals or payments were made during 2009 or the first quarter of 2010.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $651,875 at March 31, 2010) in accordance with its agreement with the Fiji Electric Authority.

The Company offers warranties on its construction services and power generating plants. The Company does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to outlay substantial funds, which could harm its financial condition.

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of March 31, 2010, the accrued warranty obligation of TransRadio amounts to $167,390. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through March 31, 2010.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at March 31, 2010 are:

Year	Total Lease payments
2010	$469,510
2011	248,770
2012	129,354
2013	4,414
2014	1,104

On April 1, 2007 the Company entered into a sublease with Computhink, a related party, for a term of four years from May 1, 2007 through April 30, 2011.  The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years.Future minimum lease payments at March 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are included in the table above.

We lease certain buildings, cars and equipment in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases expire in 2010. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Work in Process and Inventories

As of March 31, the components of inventories are as follows:

	2010	2009
Work in process	$2,974,799	$—
Raw materials	$3,073,070	$—
Supplies	1,356,576	1,345,924

Inventories	$4,429,646	$1,345,924

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

10. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all noncancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment.

11. Fair Value Disclosures

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

12. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at March 31, 2010.    SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (the Pernix/SHBC JV).  This joint venture currently has a contract to construct the new U.S. Embassy in Fiji.  The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Consulting Fees	$—	$25,000
Interest (on unreturned capital)	18,877	18,461
Fees on standby letters of credit	—	3,000
Total	$18,877	$46,461

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $28,260 and $27,700 for the three months ended March 31, 2010 and March 31, 2009, respectively.

The Company also utilizes office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced $407 for the three months ended March 31, 2010 and invoiced in the amount of $582 for the same period in 2009.

Total related party accounts payable are summarized as follows:

	March 31, 2010	December 31, 2009
Accounts payable to SHBC	$—	$—
Accounts payable to Computhink	3,704	6,218
Accounts payable to Retsa	1,384	977
Total	$5,088	$7,195

13.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of March 31, 2010, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2,159,395, of which $675,923 is restricted cash in Germany.

14.  Business Segment Information

Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its subsidiaries (“Pernix Group” or the “Company”), was incorporated in Delaware in 1994.  Pernix Group consists of Pernix Group, Inc., Telesource (Fiji) Limited (TFL), Telesource CNMI (TCNMI), Pernix/Sayed Hamid Behbehani & Sons, Co. Joint Venture (Pernix/SBHC JV), Telesource SHBC (Fiji) Limited (TSF), Pernix Universal Energy, JV and TransRadio SenderSysteme Berlin AG (TransRadio).

Pernix Group specializes in commercial construction mainly under government contracts, the delivery of power production and transmitter design and installation.

The Company is headquartered in Lombard, Illinois and operates predominantly outside of United States (U.S.).  The Company operates primarily outside of the U.S. and manages these operations from its U.S. based headquarters.  TFL is located in Fiji and its primary focus is producing power.  TCNMI is located in the Commonwealth of Northern Mariana Islands and its primary focus is producing power.  The Pernix/SHBC JV is based out of the U.S. and its primary focus is construction.  TSF is located in Fiji and its primary focus is construction.  Pernix Universal Energy, JV is located in the U.S. and its primary focus is energy and power.  TransRadio is based out of Germany and the primary focus is transmitter design and installation throughout the world.

Pernix Group Inc. has selected to organize its segment information around its products and services.  Pernix Group Inc. has three operating segments: construction services, transmitter design and installation and power generation and construction of power plants.  The power generation and construction of power plants segment includes sales-type lease revenues in 2009.  There were no material amounts of transfers between segments. Any inter segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2010

	Power Generation and Construction of Power Plants	Construction	Transmitter design and installation	Total
Revenue	$1,425,805	$824,986	$4,141,233	$6,392,024
Interest expense, net	(7,016)	18,599	71,310	82,893
Depreciation and amortization	21,728	—	30,609	52,337
Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(693,600)	285,939	(481,863)	(889,524)
Total capital expenditures	20,054	—	20,059	40,113
Total assets	3,804,654	1,655,991	13,517,306	18,977,951

For the Three Months ended March 31, 2009

	Power Generation and Construction of Power Plants	Construction	Transmitter design and installation	Total
Revenue	$1,101,567	$3,191,434	$—	$4,293,001
Interest expense, net	—	18,461	—	18,461
Depreciation and amortization	25,255	23,853	—	49,108
Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(321,387)	(52,487)	—	(373,874)
Total capital expenditures	11,619	—	—	11,619
Total assets	4,673,139	6,027,357	—	10,700,496

Geographical Information
	Total Revenue		Fixed Assets - Net
Location	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009
United States	$824,986	$3,196,685	$8,589	$26,958
Commonwealth of Northern Mariana Islands	446,700	310,549	8,071	14,651
Fiji	979,105	785,767	216,679	236,720
Germany	66,799		372,013
Qatar	2,850,379
Switzerland	721,034
Spain	277,354
Russia	152,415
Taiwan/Asia	66,601
Europe	6,652

Total	$6,392,024	$4,293,001	$605,352	$278,329

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., if contract is with a U.S. entity, then the revenues are attributed to the U.S.)

The existing construction project is related to the joint venture with SHBC to build a U.S. Embassy in Fiji.

PERNIX GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.   Change in Estimate

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

16.    Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of March 31, 2010 and March 31, 2009, respectively, balances for billings in excess of cost and estimated earnings were $328,255 and $4,017,750, respectively. Total billings for the project in the first three months of 2010 and 2009 totaled $623,246 and $2,579,244 respectively.

17.    Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of March 31, 2010, the amount recorded as advanced payments received on account of orders is $1,445,877.

18.    Subsequent Events

During April 2010, the Company received a notice to proceed on a new contract for approximately $8.1 million with the U.S. Department of State with regard to the second phase of the construction of the new U.S. Embassy in Fiji.

The subsequent events have been evaluated through the date of this report.

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2009 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

The financial information discussed in the MD&A includes amounts that may be derived from utilizing certain accounting estimates and assumptions.  The following highlights accounting estimates and assumptions which the Company considers to be critical to the preparation of our financial statements because they inherently involve significant judgments and uncertainties.  The Company cautions that these estimates are developed based upon available information at the time that the estimate was developed.  However, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment as more current information becomes known.

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

“K” represents $1,000 when used below.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues

Construction Revenues.  Construction revenues decreased to $825 K from $3.2 million for the three months ended March 31, 2010 compared to March 31, 2009.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.  The Company has received two contracts with regard to the Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) is for an estimated $8.1 million.  As the new contract for $8.1 was signed after March 31, 2010, all financial references to the Embassy project in this Form 10-Q are related to the original contract. Approximately 1.3% of the total project revenue was recognized during the first quarter of 2010 versus approximately 6.7% of total project revenue during the same period of 2009.  For the three months ended March 31, 2010 the revenue was driven by several factors all associated with the degree of completion of the project.  During the first quarter of 2010, these factors were primarily related to exterior finishes.  The construction activities during the first quarter of 2009 were primarily related to the completion of window installation, finishing of testing of installed mechanical and electrical work and other processes related to completing the project.    The estimated $46.8 million revenue from this project is recorded on the Percentage of Completion method.  The first contract relating to the project was 98.9% complete at March 31, 2010 and 87% complete as of March 31, 2009, respectively.

Transmitter design and installation – These revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues of $4.1 million for the first quarter represent those contracts that were completed during the first quarter which received customer approval and release.  For the same three month period ended on March 31, 2009, revenues of $3.4 million were recognized.  Revenues vary depending upon the size and number of contracts completed during a period.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $335K (or 30.1%) to $1.4 million, from $1.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase was due to the combination of increased revenues in CNMI and Fijian operations.  Revenue from the CNMI power plant increased by $141K due to a combination of contractually higher rates that went into effect in March of 2009 as well as increased power production due to higher demand.  Fiji’s increased revenue in the amount of $193K was due to higher demand to produce diesel power by the Fiji Electric Authority.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, decreased to $503K from $3.1 million for the three months ended March 31, 2010 compared to March 31, 2009.  As the Embassy project nears completion, the Company experienced a decrease primarily in subcontractor costs during the first three months of 2010 compared to the same period in 2009.   The project was 98.9% complete at March 31, 2010 and 87.3% complete as of March 31, 2009, respectively.

Transmitter design and installation cost – These costs are associated with TransRadio, which was acquired during December 31, 2009.   The $2.6 million in cost of revenues for the period ended March 31, 2010 compare to pre-acquisition costs of approximately $1.4 million for the same period in 2009.  The $1.2 million increase was due to the product mix of sales combined with a higher Euro exchange rate in 2010 (1.38599) vs. 2009 (1.30799).

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased 1.8% to $585K for the three months ended March 31, 2010 compared to $575K for the three months ended March 31, 2009.  The slight increase in these costs were associated with normal maintenance costs that can vary due to the amount and type of spare parts required.

Gross Profit

Gross profit increased by $2.2 million for the three months ended March 31, 2010 to $2.8 million as compared to $568K in 2009.  The increase was due primarily to the acquisition of TransRadio, which represented $1.6 million of the increase.  In addition, power generation activities contributed $516K with the construction segment contributing another $321K due to change orders on the embassy project.  Power generating activities contribution of $516K was due to increased production that increased the variable fees without a related increase in cost of revenues.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 347% to $1.9 million for the three months ended March 31, 2010 from $425K for the three months ended March 31, 2009.  This increase was due primarily to the acquisition of TransRadio, which has a large engineering and support staff, the costs of which are included in this category.

General and Administrative Expenses.  General and administrative expenses were $1.4 million during the three months ended March 31, 2010 or $1.0 million higher than the same period ended March 31, 2009.  The increase was entirely due to the acquisition of TransRadio and represents primarily accounting, facility and related costs.

Other Income (Expense)

Other expense increased by $255K during the first three months of 2010 compared to the same period ended March 31, 2009.  This increase was due to the acquisition of TransRadio and is driven by foreign exchange currency losses and other miscellaneous costs of $105K.

Consolidated Net Loss

Consolidated net losses were $889K for the three months ended March 31, 2010 and $374K for the three months ended March 31, 2009.  The increase in the net loss was due to operating costs of TransRadio which incurred larger expenses due to accounting related costs associated with the acquisition.

 Liquidity

As of March 31, 2010, the Company’s total assets exceeded total liabilities by $10.0 million.  This was a $1.5 million decrease from December 31, 2009.  The decrease was a result of lower assets, primarily work in process inventories.

The Company incurred operating losses of $0.6 million and $.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  In addition, during the same respective periods, the Company incurred net losses to common stockholders of $0.9 million in 2010 and $0.4 million in 2009.

Cash used in operating activities was ($0.6 million) compared to cash provided of $0.5 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively.  Funds used in investing activities for the three month periods ended March 31, 2010 and March 31, 2009 were $1.0 million and $11K, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0.8 million and $0, respectively, for the three month periods ended March 31, 2010 and March 31, 2009.

Beyond the cash expected to be generated by the U.S. Embassy project in Fiji, the Company expects to seek support from its principal stockholder, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

ITEM 4T.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended March 31, 2010:

There were no changes in our internal control in the first quarter.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2010 we issued 1,306,668 shares of common stock pursuant to an exemption under regulation S of the Securities Act for $980,001.  The capital raised from this transaction was used to purchase an additional 23.6% of the common voting shares of TransRadio on March 25, 2010.

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

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

Pernix Group, Inc.
(Registrant)

Dated: May 14, 2010	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer