Form 10-Q
period 2010-06-30
Pernix Group, Inc.
filed 2010-08-13
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number — 333-92445

PERNIX GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

860 Parkview Boulevard, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

(630) 620-4787

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated file,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

On August 13, 2010, 140,881,235 shares of our common stock were outstanding.

PERNIX GROUP, INC.

		Page No.

	PART I. Financial Information

Item 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets — June 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations (unaudited) — six months ended June 30, 2010 and 2009	4
	Condensed Consolidated Statements of Operations (unaudited) — three months ended June 30, 2010 and 2009	5
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) — six and three months ended June 30, 2010 and 2009	6
	Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss) — June 30, 2010 (unaudited), March 31, 2010 (unaudited), and December 31, 2009	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — six months ended June 30, 2010 and 2009	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4T.	Controls and Procedures	28

	PART II. Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	Signatures	31

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 30, 2010 and December 31, 2009

	Unaudited
	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,091,519	$2,994,989
Marketable Securities	25,975	193,788
Accounts receivable less allowance for doubtful accounts of $167,708 at June 30, 2010 and December 31, 2009	2,825,983	3,242,666
Related Party Receivables	111	180,888
Work in process	3,677,826	4,036,546
Inventories	4,495,795	4,873,458
Restricted cash	220,263	310,117
Customer backlog	—	292,178
Prepaid expenses and other current assets	1,059,723	466,131
Total current assets	14,397,195	16,590,761

Property, plant, and equipment, net	541,642	639,728
Restricted Cash greater than one year	445,826	652,573
Other assets	167,020	399,901

Intangible assets:
Customer Relationships	1,484,924	1,563,080
Trademark	936,984	936,984
Total assets	$17,973,591	$20,783,027
Liabilities and Stockholders’ Equity

Current liabilities:
Outstanding credit lines	$—	$276,343
Accounts payable	2,311,599	2,121,518
Accounts payable — related party	5,951	7,195
Accrued expenses	2,119,691	1,902,825
Interest payable — related party	252,077	214,064
Other current liabilities	1,099,580	638,619
Short term debt	1,233,500	1,448,210
Prepayments received on orders	1,655,610	1,616,612
Billings in excess of costs and estimated earnings	424,150	529,995
Total current liabilities	9,102,158	8,755,381

Non current liabilities	261,566	72,197
Deferred tax liability	460,326	575,130
Total liabilities	9,824,050	9,402,708

Commitments and Contingencies

Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ Equity
Convertible Preferred Stock, $0.01 par value, authorized 50,000,000 shares, none issued and outstanding at June 30, 2010 and December 31, 2009.	—	—
Common stock, $0.01 par value, authorized 200,000,000 shares, 140,881,235 issued at June 30, 2010 and 139,574,567 at December 31, 2009.	1,408,812	1,395,746
Additional paid-in capital	74,664,699	73,692,529
Accumulated deficit	(68,141,792)	(66,031,010)
Accumulated other comprehensive loss	(1,161,362)	(604,440)

Total Pernix Group, Inc. and Subsidiaries stockholders equity	6,770,357	8,452,825
Noncontrolling Interest	1,379,184	2,927,494
Total equity	8,149,541	11,380,319
Total liabilities and equity	$17,973,591	$20,783,027

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Six Months Ended June 30, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$2,287,868	$6,338,684
Transmitter design and installation	5,487,147	—
Service fees — power generation plant	3,076,746	2,556,905
Service fees — related party	655	11,767
Finance lease revenue	—	5,349
Gross revenues	10,852,416	8,912,705
Costs and expenses:
Construction costs	1,764,937	5,776,024
Construction costs - related party	—	55,890
Transmitter design and installation cost	4,105,700	—
Operation and maintenance costs - power generation plant	1,447,746	1,428,344
Cost of revenues	7,318,383	7,260,258
Gross profit	3,534,033	1,652,447
Operating expenses:
Salaries and employee benefits	3,104,569	823,388
Occupancy and equipment	210,520	19,314
Occupancy — related party	50,360	48,111
General and administrative	2,198,608	662,698
Total operating expenses	5,564,057	1,553,511
Operating (loss)/income	(2,030,024)	98,936

Other income (expense):
Interest (expense)/income, net	(108,229)	31,029
Interest expense - related party	(38,013)	(37,191)
Foreign currency exchange gain/(loss)	32,115	(340,761)
Other (expense)/income, net	(91,669)	24,018
Gain on sale of fixed assets	7,669	—
Total other expense	(198,127)	(322,905)

Loss before income taxes	(2,228,151)	(223,969)
Income tax expense	321,850	198,301
Consolidated net loss	(2,550,001)	(422,270)

Net loss to common stockholders

Less: Net loss attributable to noncontrolling interest	(439,219)	(2,759)

Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(2,110,782)	$(419,511)

Basic and diluted net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.01)	$(0.00)
Weighted average shares outstanding	140,881,235	136,640,567

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended June 30, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$1,462,882	$3,147,250
Transmitter design and installation	1,345,914	—
Service fees — power generation plant	1,650,941	1,465,937
Service fees — related party	655	6,517
Finance lease revenue	—	—
Gross revenues	4,460,392	4,619,704
Costs and expenses:
Construction costs	1,261,409	2,654,407
Construction costs - related party	—	27,890
Transmitter design and installation cost	840,701	—
Operation and maintenance costs - power generation plant	862,278	852,949
Cost of revenues	2,964,388	3,535,246
Gross profit	1,496,004	1,084,458
Operating expenses:
Salaries and employee benefits	1,613,499	398,310
Occupancy and equipment	119,418	8,664
Occupancy — related party	24,988	23,824
General and administrative	1,150,116	355,203
Total operating expenses	2,908,021	786,001
Operating (loss)/income	(1,412,017)	298,457

Other income (expense):
Interest (expense)/income, net	(44,213)	29,437
Interest expense - related party	(19,136)	(18,730)
Foreign currency exchange gain/(loss)	182,597	(273,464)
Other income, net	13,197	23,170
Gain on sale of fixed assets	7,669	—
Total other expense	140,114	(239,587)

(Loss)/income before income taxes	(1,271,903)	58,870
Income tax expense	248,348	106,735
Consolidated net loss	(1,520,251)	(47,865)

Less: Net loss attributable to noncontrolling interest	(298,993)	(2,229)

Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(1,221,258)	$(45,636)

Basic and diluted net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.01)	$(0.00)
Weighted average shares outstanding	140,881,235	136,640,567

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the six months ended June 30, 2010 and June 30, 2009

	Six Months
	Ended June 30,
	2010	2009

Net loss	$(2,550,001)	$(419,511)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(713,343)	(503,633)
Total other comprehensive loss, net of tax:	(713,343)	(43,547)

Comprehensive (loss)	$(3,263,344)	$(923,144)

Comprehensive (loss) attributable to
Noncontrolling interests	$(595,640)	$(2,759)
Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc	$(2,667,704)	$(920,385)

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the three months ended June 30, 2010 and June 30, 2009

	Three Months
	Ended June 30,
	2010	2009

Net loss	$(1,520,251)	$(45,636)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(248,335)	(460,086)
Total other comprehensive loss, net of tax:	(248,335)	(43,547)

Comprehensive (loss)	$(1,768,586)	$(505,722)

Comprehensive (loss) attributable to
Noncontrolling interests	$(359,106)	$(2,229)
Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc	$(1,409,480)	$(503,493)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss)

Periods ended June 30, 2010 (unaudited), March 31, 2010 (unaudited), and December 31, 2009

	Total	Comprehensive Loss	Accumulated deficit	Accumulated Other Comprehensive income (loss)	Common Stock	Additional paid-in capital	Noncontrolling Interest

Total Balance at December 31, 2008	$3,055,660		$(70,663,993)	$(259,992)	$1,366,406	$71,521,369	$1,091,870

Sale of common stock - 2,934,000 shares at $0.75 per share	2,200,500	—	—	—	29,340	2,171,160	—
Comprehensive income (loss):
Net income(loss)	4,617,350	$4,632,983	4,632,983	—		—	(15,633)
Foreign currency translation adjustment	(344,448)	(344,448)	—	(344,448)		—
Comprehensive income:	4,272,902	$4,288,535
Fair value of noncontrolling interest in connection with business combination	1,851,257						1,851,257
Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$73,692,529	$2,927,494

Sale of common stock - 1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$966,935	$—
Comprehensive income (loss):
Net loss	(1,029,750)	(889,524)	(889,524)	—		—	(140,226)
Foreign currency translation adjustment	(465,008)	(465,008)	—	(368,700)		—	(96,308)
Comprehensive income (loss):	(1,494,758)	$(1,354,532)
Purchase of subsidiary shares from noncontrolling interest	(948,278)					5,235	(953,513)

Balance at March 31, 2010	$9,917,284		$(66,920,534)	$(973,140)	$1,408,812	$74,664,699	$1,737,447

Comprehensive income (loss):
Net loss	$(1,520,251)	$(1,221,258)	$(1,221,258)	$—	$—	$—	$(298,993)
Foreign currency translation adjustment	(248,335)	(248,335)	—	(188,222)		—	(60,113)
Comprehensive income (loss):	(1,768,586)	$(2,824,125)
Contributions from noncontrolling interest	843						843

Balance at June 30, 2010	$8,149,541		$(68,141,792)	$(1,161,362)	$1,408,812	$74,664,699	$1,379,184

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2010 and June 30, 2009

	2010	2009
Cash flows from operating activities:
Net loss including noncontrolling interest	$(2,550,001)	$(422,270)
Less noncontrolling Interest	439,219	2,759
Net loss	(2,110,782)	(419,511)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	101,770	71,373
Amortization of intangibles	370,332	—
(Gain)/loss on sale or disposal of fixed assets	(7,672)	1,740
Interest expense paid through issuance of common stock
Noncontrolling Interest	(439,219)	(2,759)
Interest expense paid through issuance of common stock
Provision for unbilled and uncollected accounts

Changes in assets and liabilities:
Short term investments	151,187	—
Accounts receivable	170,831	1,600,005
Accounts receivable - related party	180,777	(61)
Prepaid expenses and other current assets	(646,910)	277,937
Net investment in sales-type lease	—	454,651
Other assets	169,459	(835)
Accounts payable	333,144	139,735
Accounts payable - related party	(1,244)	(9,959)
Accrued expenses	278,838	(36,945)
Interest payable - related party	38,013	37,191
Billings in excess of cost and estimated earnings	199,747	(2,495,396)
Other liabilities	823,353	(697,781)
Deferred tax liability	(114,804)	—
Net cash used in operating activities	(503,180)	(1,080,615)
Acquisition of additional subsidiary stock	(950,154)	—
Investment in Pernix/UEI Joint Venture	2,719	—
Proceeds from sale of equipment	7,672	(1,754)
Capital expenditures	(60,666)	(11,959)
Net cash used in investing activities	(1,000,429)	(13,713)
Cash flows from financing activities:
Repayment of in indebtedness	(255,857)	—
Proceeds from sale of common stock	980,001	—
Net cash provided by financing activities	724,144	—

Effect of exchange rate changes on cash and cash equivalents	(124,005)	(450,974)
Net decrease in cash and cash equivalents	(903,470)	(1,545,302)
Cash and cash equivalents at beginning of period	2,994,989	6,313,886
Cash and cash equivalents at end of period	$2,091,519	$4,768,584
Supplemental disclosure:
Cash paid during the period for interest	$39,925	$—
Cash paid during the period for income taxes	$184,257	$251,524

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Pernix Group, Inc. (formerly Telesource International, Inc.) and its subsidiaries (“Pernix Group” or the “Company”) is an international company engaged in three business segments: General Construction, Power Generation Services, and the Design, Installation and Service of Transmitter Systems including high power radio transmitters and receivers.

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

The Company implements state of the art project management tools and systems. We have extensive references from projects executed during the past 10 years and are leveraging these credentials and experiences for future growth. Our past experience includes an airport runway expansion; an adult prison; government buildings; a shortwave radio relay station; a US embassy compound; diesel power plants and the operation and maintenance of power generation facilities.

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

The Company conducts its operations through four subsidiaries from its headquarters in Lombard, Illinois, U.S.A.  In addition to the aforementioned and recently acquired German subsidiary, TransRadio, the Company’s joint venture with SHBC (“Pernix/SHBC JV” or the “JV”) bids construction projects. The Company’s wholly-owned subsidiary, Telesource CNMI, Inc. (“TCNMI”), handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands (“CNMI”). The Company’s other wholly-owned subsidiary, Telesource (Fiji), Limited (“TFL”), handles the Company’s power generation activities in Fiji.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Construction Segment

In 2006, the Company entered into a joint venture with SHBC, called Pernix-SHBC JV, formerly Telesource International, Inc./Sayed Behbehani & Sons Company, Joint Venture, L.P. This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for Pernix Group and 49% for SHBC. Pernix Group, Inc. is the general partner of the Pernix/SHBC JV.  Pernix/SHBC JV was formed for the purpose of bidding U.S. government construction and infrastructure development projects.  In January 2007 the JV received a final award and notice to proceed with a $42.6 million contract to design and build a new embassy compound for the United States Department of State in Suva, Fiji.  The joint venture also has a wholly- owned subsidiary in Fiji named Telesource-SHBC (Fiji), Limited (“TSF”).  In addition, Pernix Group, Inc. received a contract for additional services at the same embassy compound in April of 2010 in the amount of approximately $8.1 million for a second phase of this project.  The Company consolidated Pernix/SHBC JV under the guidance related to accounting for business combinations and related disclosures.

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

As stated above, the Pernix/SHBC JV has been awarded the contract to build a United States Embassy in Suva, Fiji. The Company will leverage its extensive experience in Fiji, primarily from building and operating power plants in the country, combined with the successful execution and completion of the United States Embassy project, to bid on and obtain additional embassy and / or U.S. government projects. Through its Fiji experience the Company has developed a strong understanding of the economic, business and cultural challenges in operating and constructing in international environments.  The Department of State intends to build approximately 60 new embassies in the next 7 years and Pernix Group, Inc. and/or the Pernix/SHBC JV will continue to bid embassy work.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Operation of Existing Power Generation Plants - Pernix Group has designed, built and currently operates and maintains, on a 20-year contract, a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20-year contract basis, two separate plants with a total output of 78 MW.

The Company maintains a wholly-owned subsidiary in the CNMI.  This subsidiary, Telesource CNMI, Inc. (TCNMI) is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of the CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997 TCNMI has executed over $80 million worth of construction work in the CNMI.  TCNMI, financed, designed and built a 20 MW power plant on the Island of Tinian on a 20 year BOOT basis. Our agreement with the Commonwealth Utility Corporation (“CUC”) stipulates that we sell power into the grid based on contractually determined rates and without risk of fuel cost fluctuation. The contract for this project will expire in 2020; however, a 2001 change order provides the customer with an early termination option beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a six-month notice and to pay an early termination fee of $6,000,000 if they choose to exercise the early termination option. No notice of early termination has been received by TCNMI or the Company. The change order also prohibits the customer from purchasing power on Tinian from any source other than Pernix Group for the first 30 MW. The expanded agreement does not require additional performance by Pernix Group with respect to building additional power generation capacity. The construction loan for the project was repaid in full during 2008 and the Company’s recorded remaining exposure to CUC is approximately $290,000 consisting of accounts receivable (net of allowance) and it is secured by the plant title that is held by the Company / TCNMI. The plant title will be transferred from TCNMI to CUC upon CUC’s satisfaction of all contractual obligations to TCNMI.

TFL has a 20-year contract with the Fiji Electricity Authority to operate and maintain two separate diesel-fired power generation plants, with a total output of 78 MW.  The power produced at the power plants is connected directly into the main power grid of Fiji.  In addition, our contract is to sell power on a wholesale level at a contractually determined rate without assuming the risk of fuel price fluctuation.  The Company has been operating in Fiji for over eight years and is attempting to develop and expand its services in the country and the South Pacific region.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction Revenue

Revenue from construction contracts are recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the United States Government are design/build contracts with a fixed contract price and include provisions of termination for convenience by the U.S. Government. Such provisions also allow payment to us for the work performed through the date of termination.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company during the third quarter of 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011, and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

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

In April 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

Reclassification of Cost of Revenues

During the 2nd quarter of 2010, the Company determined that $720K of Cost of Revenue expenses had been improperly classified to Operating Expenses in the March 31, 2010 Condensed Consolidated Statements of Operations (unaudited) (“Statement of Operations”).  The expenses included personnel, occupancy and other costs that are related to revenue recognized during the 1st quarter of 2010.  The affect of this reclassification increased Transmitter design and installation cost and reduced Gross Profit in the Cost of Revenue section of the Statement of Operations for the three months ended March 31, 2010 by $720K.  Therefore, the Company reclassified the $720K improperly classified amounts from the 1st quarter of 2010 during the second quarter of 2010.  As noted earlier, the reclassification of the $720K to Cost of Revenue came from Operating Expenses.  The following specific Operating Expense categories were reduced as a result of the reclassification of Cost of Revenues; Salaries and employee benefits by $368K, Occupancy by $46K and General and administrative by $306K.

This reclassification did not impact the Operating Loss, Consolidated Net Loss, Statement of Cash Flows, financial position or the per share loss as reported.  Therefore, no adjustment to retained earnings or other components of equity were impacted.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3.     Liquidity

As of June 30, 2010, the Company’s total assets exceeded total liabilities by $8.1 million.  This was a $3.3 million decline from December 31, 2009.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of June 30, 2010, the Company had outstanding short term debt of $1.2 million, an accumulated deficit of $68.1 million and total stockholders’ equity of $6.7 million.

The Company incurred an operating loss of $2.1 million and an operating income of $0.1 million for the six month periods ended June 30, 2010, and June 30, 2009, respectively.  The Company incurred net losses to common shareholders of $2.1 million and $0.4 million, respectively, during the six months ended June 30, 2010 and June 30, 2009, respectively.

Cash used in operating activities was $0.5 million compared to cash used of $1.1 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively.  Funds used in investing activities for the six month periods ended June 30, 2010 and June 30, 2009 were $1.0 million and $14K, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0.7 million and $0 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

4.      Acquisitions of a Business

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin, AG (“TransRadio”) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255.  The acquisition was financed through the sale of 2,934,000 shares of the Company’s common stock yielding $2,200,500.  The sale of these shares was to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI who currently own approximately 85.3% of Pernix Group’s outstanding shares.

On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership of TransRadio to a total of 78%.  The additional acquisition was financed through the sale of 1,306,668 shares of the Company’s common stock yielding $980,001, again to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI, respectively. Prior to the March 25, 2010 transaction, the Company already maintained control of TransRadio and as such recorded the March 25, 2010 acquisition as a transaction resulting in no gain or loss.  The following schedule presents the impact to noncontrolling interests that resulted from the acquisition of the additional shares:

Six months ended June 30, 2010
TransRadio loss attributable to Pernix Group, Inc.	$(1,537,785)
Transfers from the noncontrolling interest:
Increase in Pernix Group Inc.’s paid-in capital for purchase of 354,350
TransRadio common shares	5,235
Net transfers from noncontrolling interest	5,235
Change from net loss attributable to the stockholders of Pernix Group, Inc. and transfers to noncontrolling interest	$(1,532,550)

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Amortization period	Annual Amortization Amount 2010	Annual Amortization amount 2010 - 2014	Accumulated Amortization as of June 30, 2010
Description of identifiable intangible assets
Customer relationship	10 years	$156,308	$156,308	$78,156
Order backlog	1 year	$292,178	N/A	$292,178
Total Amortization for the period		$448,486	$156,308 per year	$370,334

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

	For the six months ended June 30,
	2010	2009
Net income (loss)	$(2,550,001)	$246,849
Pro forma basic earnings (loss) per share:	$(0.02)	$0.00
Pro forma diluted earnings (loss) per share:	$(0.02)	$0.00
Net income (loss) attributable to controlling interests	$(2,110,782)	$99,642
Pro forma basic earnings (loss) attributable to controlling interests per share:	$(0.01)	$0.00
Pro forma diluted earnings (loss) attributable to controlling interests per share:	$(0.01)	$0.00

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $610,400 at June 30, 2010) bank credit agreement with a German bank, which renews annually. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum.  As of June 30, 2010, the credit line has not been drawn upon.

TransRadio has outstanding short term debt at June 30, 2010 with Bent Marketing Ltd amounting to $366,240 (€300,000) and Fedor Commercial Corporate Loans amounting to $867,259 (€710,403).  These loans are due in full at December 31, 2010 and have an interest rate of 5%.  Both loans are secured through the assignment of the Qatar contract payments.

The Company has recorded accrued interest of $43,202 associated with the two loans as of June 30, 2010.

6.  Equity

Preferred Stock

The Company has 50 million shares of authorized Preferred Stock (“Preferred Shares”).  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock.  40 million shares remain undesignated.  Holders of Series A Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 6.5%.  The Preferred Shares have no voting rights and rank senior as to dividends and upon liquidation to the common stock.  None of these Preferred Shares are issued or outstanding as of June 30, 2010 (see the subsequent event footnote (18) regarding Preferred Shares).

Common Stock

As of June 30, 2010 and December 31, 2009, 140,881,235 and 139,574,567 shares of the Company’s common stock were issued and outstanding, respectively.

 7.  Computation of Net Loss Per Share

Basic and diluted net loss per common share are presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants and convertible debt are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 0 and 680,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.

 8.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2009 or the first half of 2010 and the Company continues to defend itself in the litigation.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $640,500 at June 30, 2010) in accordance with its agreement with the Fiji Electric Authority.

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of June 30, 2010, the accrued warranty obligation of TransRadio amounts to $151,990. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through June 30, 2010.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at June 30, 2010 are:

Year	Total Lease payments
2010	$313,834
2011	336,599
2012	28.911
2013	4,414
2014	1,104

On April 1, 2007 the Company entered into a sublease with Computhink, a related party, for a term of four years from May 1, 2007 through April 30, 2011.  The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years.  Future minimum lease payments at June 30, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are included in the table above.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Work in Process and Inventories

As of June 30, the components of inventories are as follows:

	2010	2009
Work in process	$3,677,826	$—
Raw materials	$2,971,334	$—
Supplies	1,524,461	1,149,547

Inventories	$4,495,795	$1,149,547

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

12. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at June 30, 2010.    SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

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

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Consulting Fees	$—	$25,000
Interest (on unreturned capital)	38,013	30,890
Fees on standby letters of credit	—	37,191
Total	$38,013	$93,081

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $55,573 and $53,346 for the six months ended June 30, 2010 and June 30, 2009, respectively.

The Company also utilizes office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced $898 for the six months ended June 30, 2010 and invoiced in the amount of $771 for the same period in 2009.

Total related party accounts payable are summarized as follows:

	June 30, 2010	December 31, 2009
Accounts payable to SHBC	$—	$—
Accounts payable to Computhink	4,076	6,218
Accounts payable to Retsa	1,875	977
Total	$5,951	$7,195

13.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of June 30, 2010, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $1,910,195, of which $666,089 is restricted cash in Germany.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is headquartered in Lombard, Illinois and operates predominantly outside of United States (U.S.).  The Company manages these non — U.S. based operations from its U.S. based headquarters.  Pernix Group, Inc. was awarded a contract with regard to a second phase of construction at the Embassy in Fiji in April of 2010.  TFL is located in Fiji and its primary focus is producing power.  TCNMI is located in the Commonwealth of Northern Mariana Islands and its primary focus is producing power.  The Pernix/SHBC JV is based out of the U.S. and its primary focus is construction.  TSF is located in Fiji and its primary focus is construction.   TransRadio is based out of Germany and the primary focus is transmitter design and installation throughout the world.

Pernix Group Inc. has selected to organize its segment information around its products and services.  Pernix Group, Inc. has three operating segments: construction services, transmitter design and installation and power generation and construction of power plants.  The power generation and construction of power plants segment includes sales-type lease revenues in 2009.  There were no material amounts of transfers between segments. Any inter segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months Ended June 30, 2010
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$3,077,401	2,287,868	5,487,147	10,852,416
Interest expense/(income), net	(6,994)	37,479	115,757	146,242
Depreciation and amortization	12,903	136,007	—	148,909
Net loss attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(656,739)	83,742	(1,537,785)	(2,110,782)
Total capital expenditures	26,179	—	35,838	62,017
Total assets	4,672,104	988,148	12,313,339	17,973,591

	For the Six Months Ended June 30, 2009
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$2,574,021	6,338,684	—	8,912,705
Interest expense/(income), net	(5,186)	11,348	—	6,162
Depreciation and amortization	48,023	23,350	—	71,373
Net loss attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(410,413)	(9,098)	—	(419,511)
Total capital expenditures	11,959	—	—	11,959
Total assets	3,900,262	4,240,331	—	8,140,593

	For the Three Months Ended June 30, 2010
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$1,651,596	1,462,882	1,345,914	4,460,393
Interest expense/(income), net	23	18,879	44,447	63,349
Depreciation and amortization	(8,826)	136,007	(30,609)	96,572
Net loss attributable to the stockholders of Pernix Group Inc. and Subsidiaries	247,956	(413,292)	(1,055,922)	(1,221,258)
Total capital expenditures	6,125	—	15,780	21,904
Total assets	4,672,104	988,148	12,313,339	17,973,591

	For the Three Months Ended June 30, 2009
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$1,472,454	3,147,250	—	4,619,704
Interest expense/(income), net	(5,186)	(5,520)	—	(10,706)
Depreciation and amortization	22,768	(503)	—	22,265
Net loss attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(173,575)	127,938	—	(45,637)
Total capital expenditures	340	—	—	340
Total assets	3,900,262	4,240,331	—	8,140,593

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009
United States	$2,288,523	$6,350,450	$6,092	$21,130
Commonwealth of Northern Mariana Islands	910,753	777,709	6,534	13,320
Fiji	2,165,993	1,784,545	201,812	191,144
Germany	1,146,096		327,204
Qatar	2,734,499
Switzerland	691,721
Spain	313,993
USA	255,042
Russia	146,219
Taiwan	51,288
Singapore	45,727
Asia	40,384
Europe	29,591
Ghana	22,564
Austria/Algeria/Others	10,024

Total	$10,852,416	$8,912,705	$541,643	$225,594

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., if contract is with a U.S. entity, then the revenues are attributed to the U.S.)

The joint venture with SHBC to build a U.S. Embassy in Fiji and Pernix Group, Inc.’s receipt of a contract for the second phase of construction work at this Embassy are the only current construction projects.

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

16.    Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of June 30, 2010 and June 30, 2009, respectively, balances for billings in excess of cost and estimated earnings were $424,150 and $2,134,545 respectively. Total billings for the projects in the first six months of 2010 and 2009 totaled $2,182,023 and $3,843,288 respectively.

17.    Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of June 30, 2010, the amount recorded as advanced payments received on account of orders is $1,857,357, which includes $201,747 that has been classified in long term liabilities.

18.    Subsequent Events

On August 2, 2010, the Company’s Board of Directors designated two million shares out of the Company’s undesignated Preferred Stock as Series B Cumulative Convertible Preferred Stock.  100,000 of these Preferred Shares were issued for $500,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

“K” represents $1,000 when used below.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

Construction Revenues.  Construction revenues decreased to $2.3 million from $6.3 million for the six months ended June 30, 2010 compared to June 30, 2009.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.  The Company has received two contracts with regard to the Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) is for an estimated $8.1 million.   Approximately 2.0% of the total project revenue related to the first contract was recognized during the first six months of 2010 versus approximately 13.6% of total project revenue during the same period of 2009.  The first contract relating to the project was 99.2% complete at June 30, 2010 and 94.2% complete as of June 30, 2009, respectively.

16.7% of the second contract was completed in the second quarter of 2010 which was the start up phase of this project.  For the six months ended June 30, 2010 the revenue was driven by several factors all associated with the degree of completion of the projects.  During the first half of 2010, these factors were primarily related to exterior finishes.  The construction activities during the first half of 2009 were primarily related to the completion of window installation, finishing of testing of installed mechanical and electrical work and other processes related to completing the project.    The estimated $54.9 million combined revenue from these two contracts for the Fiji Embassy project are recorded on the Percentage of Completion method.

Transmitter design and installation — These revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues are recognized pursuant to the terms of the contracts with the client, which requires customer approval of the operation of the equipment prior to invoicing.  Therefore revenue of $5.5 million for the first six months represents those contracts that were completed during the first half of the year which received customer approval and release.  For the same six month period ended on June 30, 2009, revenues of $11.4 million were recognized (although these amounts were not reported in the 2009 column as TransRadio was purchased subsequent to this period).  Revenues vary depending upon the size and number of contracts completed during a period.  In 2010 there were three large contracts while in 2009 there were nine large projects contributing to the higher revenues.

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $520K (or 20.3%) to $3.1 million, from $2.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase was due to the combination of increased revenues in Fijian and CNMI operations.   Our Fijian operations contributed $382K to the increase due to larger demand of energy produced from the diesel versus hydro generated power.  Lower hydro generated power was due to less than normal rain fall in Fiji. Revenue from the CNMI power plant increased by $138K due to a combination of contractually higher rates that went into effect in March of 2009 as well as slightly increased power production due to higher demand.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, decreased to $1.8 million from $5.8 million for the six months ended June 30, 2010 compared to June 30, 2009.  As noted earlier, there are two contracts associated with the Embassy project, the first contract is near completion while the second contract was just started in the second quarter.  As the main Embassy contract nears completion, the Company experienced a decrease primarily in subcontractor costs during the first six months of 2010 compared to the same period in 2009.   The project was 99.2% complete at June 30, 2010 and 94.2% complete as of June 30, 2009.  Meanwhile, the new contract work began during the second quarter and contributed approximately $1.2 million to the costs included in this category.

Transmitter design and installation cost — These costs are associated with TransRadio revenues, which was acquired during December of 2009.   The $4.1 million in cost of revenues for the period ended June 30, 2010 compare to pre-acquisition costs of revenue amounting to approximately $7.7 million for the same period in 2009.  The $3.6 million decrease was due to lower sales for the same period in 2010.  On a percentage of revenue basis, Transmitter costs were higher in the 2010 period due to the product mix of the related revenues.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased slightly by $19K resulting in similar costs of $1.4 million for the six months ended June 30, 2010 and June 30, 2009.  The slight increase in these costs was associated with normal maintenance costs that can vary due to the amount and type of spare parts required.

Gross Profit

Gross profit increased by $1.9 million for the six months ended June 30, 2010 to $3.5 million as compared to $1.6 million in 2009.  The increase was due primarily to the acquisition of TransRadio, which contributed $1.4 million of the increase.  In addition, power generation activities contributed $500K while the construction segment was virtually flat year over year.  Power generating activities contribution of $500K was due to increased production that increased the variable fees without a related increase in cost of revenues.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 296% to $3.3 million for the six months ended June 30, 2010 from $823K for the six months ended June 30, 2009.  This increase was due primarily to the acquisition of TransRadio, which has a large engineering and support staff, the costs of which are included in this category.  In addition, approximately 217K of this increase is related to additional personnel hired over the last year to improve the quality of our bids and ultimately increase the number of awarded construction projects.

General and Administrative Expenses.  General and administrative expenses were $2.0 million during the six months ended

June 30, 2010 or $1.5 million higher than the same period ended June 30, 2009.  The increase was entirely due to the acquisition of TransRadio and represents primarily accounting, facility and related costs.

Other Income (Expense)

Other expense decreased by $125K during the first six months of 2010 compared to the same period ended June 30, 2009.  This increase was due primarily to the effects of a favorable exchange rate and the resultant exchange gain when compared to the same period in 2009.  Offsetting the favorable foreign currency gain was interest expense of $108K related to the TransRadio short term borrowings.

Consolidated Net Loss

Consolidated net losses were $2.6 million for the six months ended June 30, 2010 and $422K for the six months ended June 30, 2009.  The increase in the net loss was due to TransRadio which experienced a net loss of $1.5 million in the 2010 period, and was not included in the 2009 period because it was acquired in December 2009.

Liquidity

As of June 30, 2010, the Company’s total assets exceeded total liabilities by $8.1 million.  This was a $3.3 million decline from December 31, 2009.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of June 30, 2010, the Company had outstanding short term debt of $1.2 million.  As of June 30, 2010, the Company had an accumulated deficit of $68.1 million, additional paid in capital of $74.7 million and total stockholders’ equity of $6.8 million.

The Company incurred an operating loss of $2.0 million and an operating income of $0.1 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively.  The Company incurred net losses to common shareholders of $2.1 million and $0.4 million during the six months ended June 30, 2010 and June 30, 2009, respectively.

Cash used in operating activities was $503K compared to cash used of $1.1 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively.  Funds used in investing activities for the six month periods ended June 30, 2010 and June 30, 2009 were $1.0 million and $14K, respectively.  Funds provided by financing activities and representing either common stock issuances or capital contributions amounted to $0.7 million and $0 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

Beyond the cash expected to be generated by the U.S. Embassy projects in Fiji, the Company expects to seek support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

Construction Revenues.  Construction revenues decreased to $1.5 million from $3.1 million for the three months ended June 30, 2010 compared to June 30, 2009.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.  The Company has received two contracts with regard to the Fiji Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) is for an estimated $8.1 million.  As the new contract for $8.1 was signed after March 31, 2010, approximately $1.4 million of the construction revenue reported in this quarter was related to the new contract with the remaining $0.1 million related to the original contract.   Approximately .2% of the original contract total project revenue was recognized during the three months ended June 30, 2010 versus approximately 6.7% of total project revenue during the same period of 2009.   During the 2nd quarter of 2010, work related to the original contract was associated with “punch list” items; basically these are wrap-up activities.  Meanwhile, work on the second contract was just beginning.   The estimated $46.8 million revenue from this project is recorded on the Percentage of Completion method.  The first contract relating to the project was 99.2% complete at June 30, 2010 and 94.2% complete as of June 30, 2009.  The new contract, also recorded on the percentage of completion method had only 16.7% of the work completed.

Transmitter design and installation — These revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues of $1.3 million for the three months ended June 30, 2010 represent those contracts that were completed during the 2nd quarter of the year which received customer approval and release.  For the same three month period ended on June 30, 2009, revenues of $8.0 million were recognized.  Revenues vary depending upon the size and number of contracts completed during a period. For the same period during 2009, the Company had larger dollar valued as well as a higher number of contracts completed

Service Fees — Power Generation Plant.  Service fees — power generation plant increased $185K (or 12.6%) to $1.7 million, from $1.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase was due to the combination of increased revenues in Fijian and CNMI operations.  Fiji’s increased revenue in the amount of $152K was due to higher demand to produce diesel power by the Fiji Electric Authority (“FEA”)  FEA has several options to produce power, the most significant are diesel and hydro.  The hydro power’s availability is dependent upon the amount of rain the country receives.  Due to a shortage of rain during the second quarter, FEA required more diesel-based power.  Revenue from the CNMI power plant increased by $33K due to a combination of contractually higher rates that went into effect.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, decreased to $1.3 million from $2.7 million for the three months ended June 30, 2010 compared to June 30, 2009.  As the contract for the original Embassy project nears completion, the Company experienced a decrease primarily in subcontractor costs during the 2nd quarter of 2010 compared to the same period in 2009.   The original contract for the embassy project was 99.2% complete at June 30, 2010 and 94.2% complete as of June 30, 2009.  Meanwhile, the work for the second contract of the Fiji embassy was initiated during the second quarter and represented $1.2 million of the $1.3 million incurred during the quarter.

Transmitter design and installation cost — These costs are associated with TransRadio, which was acquired during December of 2009.   The $841K in cost of revenues for the three month period ended June 30, 2010 compare to pre-acquisition costs of approximately $6.4 million for the same period in 2009.   The $5.5 million decrease was due to costs on higher revenues in 2009 combined with the product mix of sales during the same period.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant were approximately the same.  $862K for the three month period ended June 30, 2010 compared to $853K for the three month period ended June 30, 2009.  The slight increase in these costs was associated with normal maintenance costs that can vary due to the amount and type of spare parts required.

Gross Profit

Gross profit increased by $412K for the three months ended June 30, 2010 to $1.5 million as compared to $1.1 million in 2009.  The increase was due primarily to the acquisition of TransRadio partially offset by lower construction.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 305% to $1.6 million for the three months ended June 30, 2010 from $398K for the three months ended June 30, 2009.  This increase was due primarily to the acquisition of TransRadio, which has a large engineering and support staff, the costs of which are included in this category.

General and Administrative Expenses.  General and administrative expenses were $1.1 million during the three months ended June 30, 2010 or $795K higher than the same period ended June 30, 2009.  The increase was entirely due to the acquisition of TransRadio and represents primarily accounting, facility and related costs.

Other Income (Expense)

Other Income/ (expense) improved by $379K during the 2nd quarter of 2010 compared to the same period ended June 30, 2009.  This increase was due primarily to favorable foreign currency translations as a result of strong US dollar relative to other currencies.

Consolidated Net Loss

Consolidated net losses were $1.5 million for the three months ended June 30, 2010 and $48K for the three months ended June 30, 2009.  The increase in the net loss was due to a combination of lower revenues and higher expenses for TransRadio combined with lower construction revenues.

ITEM 4T.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the six month period ended June 30, 2010:

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

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2010, the Company issued 100,000 shares of Series B Cumulative Convertible Preferred Stock pursuant to an exemption under regulation S of the Securities Act for $500,000.  The capital raised from this transaction will be used to fund operational and construction related development costs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.    OTHER INFORMATION

Pursuant to notice, the Annual Meeting of Stockholders of Pernix Group, Inc. took place at the office of the Company at 860 Parkview Boulevard, Lombard, Illinois on June 3, 2010 at 11:00 a.m.  As of the record date, there were 140,881,235 shares of common stock eligible to vote at the meeting.  A total of 137,021,635 shares were present by proxy or in person, and a quorum was present.  At the Annual Meeting the following items of business were conducted and the Minutes of the 2009 Annual Meeting of Stockholders was ratified.  Additionally, the following matters were voted upon:

Proposal	For	Against	Abstain
1) Election of Directors:
Mr. Jeffrey Adams	137,021,635	0	0
Mr. Ralph Beck	137,021,635	0	0
Maj. Gen. (ret) Trudy Clark	137,021,635	0	0
Mr. Max Engler	137,021,635	0	0
Mr. Ibrahim Ibrahim	137,021,635	0	0
Mr. Carl Smith	137,021,635	0	0
Mr. Nidal Z. Zayed	137,021,635	0	0

2) Ratification of Reznick Group as the Company’s independent auditors of Record	137,021,635	0	0

3) An amendment or amendments to the Company’s Restated Certificate of Incorporation to effect a reverse stock split	137,021,635	0	0

4) A proposal to effect a quasi-reorganization of the Company	137,021,635	0	0

ITEM 6.    EXHIBITS

(a)             Exhibits.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: August 13, 2010	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer