Form 10-Q
period 2010-09-30
Pernix Group, Inc.
filed 2010-11-15
CIK 1082198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

(Address of principal executive offices including zip code)

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

On November 15, 2010, 140,881,235 shares of our common stock were outstanding.

PERNIX GROUP, INC.

		Page No.

	PART I. Financial Information

Item 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets — September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations (unaudited) — nine months ended September 30, 2010 and 2009	4
	Condensed Consolidated Statements of Operations (unaudited) — three months ended September 30, 2010 and 2009	5
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) — nine and three months ended September 30, 2010 and 2009	6
	Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss) — September 30, 2010 (unaudited), June 30, 2010 (unaudited), March 31, 2010 (unaudited), and December 31, 2009	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — nine months ended September 30, 2010 and 2009	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4T.	Controls and Procedures	26

	PART II. Other Information

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

	Signatures	28

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

	Unaudited
	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,119,450	$2,994,989
Marketable Securities	—	193,788
Accounts receivable less allowance for doubtful accounts of $170,638 at September 30, 2010 and December 31, 2009	3,462,390	3,242,666
Related Party Receivables	111	180,888
Work in process	4,363,246	4,036,546
Inventories	5,092,391	4,873,458
Restricted cash	1,322	310,117
Customer backlog	—	292,178
Prepaid expenses and other current assets	1,478,976	466,131
Total current assets	17,517,886	16,590,761
Property, plant, and equipment, net	709,238	639,728
Restricted Cash greater than one year	906,933	652,573
Other assets	162,227	399,901

Intangible assets:
Customer Relationships	1,445,846	1,563,080
Trademark	936,984	936,984
Total assets	$21,679,114	$20,783,027
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$—	$276,343
Accounts payable	2,304,860	2,121,518
Accounts payable — related party	6,600	7,195
Accrued expenses	2,393,671	1,902,825
Interest payable — related party	271,511	214,064
Other current liabilities	1,364,647	638,619
Short term debt	1,402,564	1,448,210
Prepayments received on orders	3,774,102	1,616,612
Billings in excess of costs and estimated earnings	412,763	529,995
Dividend payable	6,945	—
Total current liabilities	11,937,663	8,755,381

Non current liabilities	291,648	72,197
Deferred tax liability	448,212	575,130
Total liabilities	12,677,523	9,402,708

Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ Equity
Convertible Preferred Stock, $0.01 par value, authorized 50,000,000 shares, 200,000 issued and outstanding at September 30, 2010 and none at December 31, 2009.	2,000	—
Common stock, $0.01 par value, authorized 200,000,000 shares, 140,881,235 issued at June 30, 2010 and 139,574,567 at December 31, 2009.	1,408,812	1,395,746
Additional paid-in capital	75,662,699	73,692,529
Accumulated deficit	(68,791,719)	(66,031,010)
Accumulated other comprehensive loss	(572,907)	(604,440)
Total Pernix Group, Inc. and Subsidiaries stockholders equity	7,708,885	8,452,825
Noncontrolling Interest	1,292,706	2,927,494
Total equity	9,001,591	11,380,319
Total liabilities and equity	$21,679,114	$20,783,027

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Nine Months Ended September 30, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$4,924,492	$8,549,011
Transmitter design and installation	7,581,681	—
Service fees — power generation plant	4,920,657	3,983,659
Service fees — related party	655	11,767
Finance lease revenue	—	5,349
Gross revenues	17,427,485	12,549,786
Costs and expenses:
Construction costs	4,025,398	7,166,995
Construction costs - related party	—	92,740
Transmitter design and installation cost	5,509,465	—
Operation and maintenance costs - power generation plant	2,203,122	2,066,021
Cost of revenues	11,737,985	9,325,756
Gross profit	5,689,500	3,224,030
Operating expenses:
Salaries and employee benefits	4,803,782	1,223,063
Occupancy and equipment	410,601	24,898
Occupancy - related party	76,627	74,356
General and administrative	2,997,410	1,087,550
Total operating expenses	8,288,420	2,409,867
Operating (loss)/income	(2,598,920)	814,163

Other income (expense):
Interest (expense)/income, net	(187,153)	42,042
Interest expense - related party	(57,447)	(56,219)
Foreign currency exchange gain/(loss)	(119,801)	(422,867)
Other (expense)/income, net	77,748	62,632
Gain on sale of fixed assets	6,703	—
Total other expense	(279,950)	(374,412)

Loss before income taxes	(2,878,870)	439,751
Income tax expense	506,235	340,115
Consolidated net (loss)/income	(3,385,105)	99,636

Net loss to common stockholders

Less: Net loss attributable to noncontrolling interest	(631,341)	(2,170)

Net (loss)/income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(2,753,764)	101,806

Less: Preferred stock dividends	6,945	—

Net (loss)/income attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(2,760,709)	$101,806

Basic and diluted net (loss)/income attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(0.02)	$0.00
Weighted average shares outstanding	140,488,756	136,640,567

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended September 30, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$2,636,624	$2,210,327
Transmitter design and installation	2,094,534	—
Service fees — power generation plant	1,843,911	1,426,754
Service fees — related party	—	—
Finance lease revenue	—	—
Gross revenues	6,575,069	3,637,081
Costs and expenses:
Construction costs	2,260,461	1,390,971
Construction costs - related party	—	36,850
Transmitter design and installation cost	1,403,765	—
Operation and maintenance costs - power generation plant	755,376	637,677
Cost of revenues	4,419,602	2,065,498
Gross profit	2,155,467	1,571,583
Operating expenses:
Salaries and employee benefits	1,699,213	399,675
Occupancy and equipment	200,081	5,584
Occupancy - related party	26,267	26,245
General and administrative	798,802	424,852
Total operating expenses	2,724,363	856,356
Operating (loss)/income	(568,896)	715,227

Other income (expense):
Interest (expense)/income, net	(78,924)	11,013
Interest expense - related party	(19,434)	(19,028)
Foreign currency exchange gain/(loss)	(151,916)	(82,106)
Other income, net	169,417	38,614
Gain on sale of fixed assets	(966)	—
Total other expense	(81,823)	(51,507)

(Loss)/income before income taxes	(650,719)	663,720
Income tax expense	184,385	141,814
Consolidated net (loss)/income	(835,104)	521,906

Less: Net (loss)/income attributable to noncontrolling interest	(192,122)	589

Net (loss)/income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(642,982)	521,317

Less: Preferred stock dividends	6,945	—

Net (loss)/income attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(649,927)	$521,317

Basic and diluted net (loss)/income attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(0.00)	$0.00
Weighted average shares outstanding	140,881,235	136,640,567

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the three months ended September 30, 2010 and September 30, 2009

	Three Months
	Ended September 30,
	2010	2009

Net (loss)/income	$(835,104)	$521,317
Other comprehensive income, net of tax:
Foreign currency translation adjustment	694,099	212,844
Total other comprehensive income, net of tax:	694,099	212,844

Comprehensive (loss)/income	$(141,005)	$734,161

Comprehensive (loss) attributable to
Noncontrolling interests	$(85,452)	$589
Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc	$(55,553)	$733,572

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

For the nine months ended September 30, 2010 and September 30, 2009

	Nine Months
	Ended September 30,
	2010	2009

Net (loss)/income	$(3,385,105)	$101,806
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(19,244)	(290,789)
Total other comprehensive loss, net of tax:	(19,244)	(290,789)

Comprehensive (loss)	$(3,404,349)	$(188,983)

Comprehensive (loss) attributable to
Noncontrolling interests	$(681,092)	$(2,170)
Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc	$(2,723,257)	$(186,813)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss)

Periods ended September 30, 2010 (unaudited), June 30, 2010 (unaudited), March 31, 2010 (unaudited), and December 31, 2009

				Accumulated
				Other			Additional
		Comprehensive	Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	Loss	deficit	income (loss)	Stock	Stock	capital	Interest

Balance at December 31, 2008	$3,055,660		$(70,663,993)	$(259,992)	$1,366,406	$	$71,521,369	$1,091,870

Sale of common stock - 2,934,000 shares at $0.75 per share	2,200,500	—	—	—	29,340		2,171,160	—
Comprehensive income (loss):
Net income(loss)	4,617,350	$4,632,983	4,632,983	—			—	(15,633)
Foreign currency translation adjustment	(344,448)	(344,448)	—	(344,448)			—
Comprehensive income:	4,272,902	$4,288,535
Fair value of noncontrolling interest in connection with business combination	1,851,257							1,851,257
Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$—	$73,692,529	$2,927,494

Sale of common stock - 1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$	$966,935	$—
Comprehensive income (loss):
Net loss	(1,029,750)	(889,524)	(889,524)	—	—	—	—	(140,226)
Foreign currency translation adjustment	(465,008)	(465,008)	—	(368,700)	—	—	—	(96,308)
Comprehensive income (loss):	(1,494,758)	$(1,354,532)
Purchase of subsidiary shares from noncontrolling interest	(948,278)						5,235	(953,513)

Balance at March 31, 2010	$9,917,284		$(66,920,534)	$(973,140)	$1,408,812	$—	$74,664,699	$1,737,447

Comprehensive income (loss):
Net loss	$(1,520,251)	$(1,221,258)	$(1,221,258)	$—	$—	$—	$—	$(298,993)
Foreign currency translation adjustment	(248,335)	(248,335)	—	(188,222)	—	—	—	(60,113)
Comprehensive income (loss):	(1,768,586)	$(2,824,125)
Contributions from noncontrolling interest	843							843

Balance at June 30, 2010	$8,149,541		$(68,141,792)	$(1,161,362)	$1,408,812	$—	$74,664,699	$1,379,184

Sale of preferred stock - 200,000 shares at $5.00 per share	$1,000,000	$—	$—	$—	$—	$2,000	$998,000	$—

Comprehensive income (loss):
Net loss	(835,104)	(649,927)	(642,982)	—	—	—	—	—
Foreign currency translation adjustment	694,099	(248,335)	—	588,455	—	—	—	(86,478)
Comprehensive income (loss):	(141,005)	$(3,722,387)
Preferred Stock dividends	(6,945)		(6,945)
Contributions from noncontrolling interest	—							—
Balance at September 30, 2010	$9,001,591		$(68,791,719)	$(572,907)	$1,408,812	$2,000	$75,662,699	$1,292,706

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2010 and September 30, 2009

	2010	2009
Cash flows from operating activities:
Net (loss)/income including noncontrolling interest	$(3,385,105)	$99,636
Less noncontrolling Interest	631,341	2,170
Net (loss)/income	(2,753,764)	101,806
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	150,631	94,619
Amortization of intangibles	409,412	—
(Gain)/loss on sale or disposal of fixed assets	(7,692)	(1,775)
Noncontrolling Interest	(631,341)	(2,170)
Provision for unbilled and uncollected accounts	1,004	—

Changes in assets and liabilities:
Short term investments	188,914	—
Accounts receivable	(271,502)	810,712
Accounts receivable - related party	180,777	(39,318)
Prepaid expenses and other current assets	(1,221,797)	5,132
Net investment in sales-type lease	—	454,651
Other assets	(210,662)	9,033
Accounts payable	207,434	(1,017,266)
Accounts payable - related party	(595)	(10,456)
Accrued expenses	482,425	78,710
Interest payable - related party	57,447	56,219
Billings in excess of cost and estimated earnings	2,181,776	(3,172,813)
Other liabilities	1,009,186	(697,781)
Deferred tax liability	(126,918)	—
Net cash used in operating activities	(355,265)	(3,330,697)
Acquisition of additional subsidiary stock	(950,154)	—
Investment in Pernix/UEI Joint Venture	2,719	—
Proceeds from sale of equipment	7,692	1,775
Capital expenditures	(238,638)	(50,333)
Net cash used in investing activities	(1,178,381)	(48,558)
Cash flows from financing activities:
Repayment of in indebtedness	(241,468)	—
Proceeds from sale of stock	1,973,655	—
Joint venture equity	6,345	—
Net cash provided by financing activities	1,738,532	—

Effect of exchange rate changes on cash and cash equivalents	(80,425)	(167,616)
Net decrease in cash and cash equivalents	124,461	(3,546,871)
Cash and cash equivalents at beginning of period	2,994,989	6,313,886
Cash and cash equivalents at end of period	$3,119,450	$2,767,015
Supplemental disclosure:
Cash paid during the period for interest	$56,892	$—
Cash paid during the period for income taxes	$184,258	$289,226

Supplemental disclosure of noncash transactions:
Preferred stock dividends in dividends payable	$6,945	$—

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

Pernix Group utilizes longstanding relationships with world-class design firms to ensure that our projects and customers have the benefit of the best design services available in the United States.  The Company has experience as an IPP and with Build, Own, Operate and Transfer (“BOOT”) projects. Our energy projects to date have been in the North and South Pacific and we seek and review opportunities throughout the world including North America.

Pernix Group acquired a 54.4% controlling interest in TransRadio SenderSysteme, Berlin, AG (“TransRadio”) on December 28, 2009 and another 23.6% on March 25, 2010, and another 4.0% on October 29, 2010 (see note 18). Through this new German subsidiary we engage in the design, distribution and installation of transmitter systems and provide related services at customer sites world-wide.

The Company conducts its operations through four subsidiaries from its headquarters in Lombard, Illinois, U.S.A.  In addition to the aforementioned and recently acquired German subsidiary, TransRadio, the Company’s joint venture with SHBC (“Pernix/SHBC JV” or the “JV”) bids construction projects. The Company’s wholly owned subsidiary, Telesource CNMI, Inc. (“TCNMI”), handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands (“CNMI”). The Company’s other wholly owned subsidiary, Telesource (Fiji), Limited (“TFL”), manages the Company’s power generation activities in Fiji.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Pernix Group also has longstanding financial relationships with many international banks and equity investors.  Although the debt and equity markets have experienced substantial changes in the past two years and there is no assurance that we will be able to raise financing when needed or on acceptable terms, we continue to feel confident in our ability to raise the required equity and project financing necessary to pursue financially sound and bankable energy projects that meet our investment criteria.

Operation of Existing Power Generation Plants - Pernix Group has designed, built and currently operates and maintains, on a 20-year contract, a 20 MW diesel fired power plant on the Island of Tinian in the CNMI. We also built power plants in Fiji and currently operate and maintain, on a 20-year contract basis with the Fiji Electrical Authority (“FEA”), two separate plants with a total output of 78 MW.

The Company maintains a wholly owned subsidiary in the CNMI.  This subsidiary, Telesource CNMI, Inc. (TCNMI) is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of the CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997 TCNMI has executed over $80 million worth of construction work in the CNMI.  TCNMI, financed, designed and built a 20 MW power plant on the Island of Tinian on a 20 year BOOT basis. Our agreement with the Commonwealth Utility Corporation (“CUC”) stipulates that we sell power into the grid based on contractually determined rates and without risk of fuel cost fluctuation. The contract for this project will expire in 2020; however, a 2001 change order provides the customer with an early termination option beginning on March 31, 2010 and available annually thereafter; however, the customer is required to give a nine-month notice and to pay an early termination fee of $6,000,000 if they choose to exercise the early termination option. No notice of early termination has been received by TCNMI or the Company. The change order also prohibits the customer from purchasing power on Tinian from any source other than TCNMI for the first 30 MW. The expanded agreement does not require additional performance by TCNMI with respect to building additional power generation capacity. The construction loan for the project was repaid in full during 2008 and the Company’s recorded remaining exposure to CUC is approximately $317K consisting of accounts receivable (net of allowance) that is secured by the plant title that is held by the Company / TCNMI. The plant title will be transferred from TCNMI to CUC upon CUC’s satisfaction of all contractual obligations to TCNMI.

TFL has a 20-year contract with the FEA to operate and maintain two separate diesel-fired power generation plants, with a total output of 78 MW.  The power produced at the power plants is connected directly into the main power grid of Fiji.  In addition, our contract is to sell power on a wholesale level at a contractually determined rate without assuming the risk of fuel price fluctuation.  The Company has been operating in Fiji for over eight years and is attempting to develop and expand its services in the country and the South Pacific region.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Power Production Revenue

The Company receives fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

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

3.     Liquidity

As of September 30, 2010, the Company’s total assets exceeded total liabilities by $9.0 million.  This was a $2.4 million decline from December 31, 2009.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of September 30, 2010, the Company had outstanding short term debt of $1.4 million, an accumulated deficit of $68.8 million and total stockholders’ equity of $7.7 million.

The Company incurred an operating loss of $2.6 million and an operating income of $0.8 million for the nine month periods ended September 30, 2010, and September 30, 2009, respectively.  The Company incurred a net loss to common shareholders of $2.8 million and net income of $0.1 million during the nine months ended September 30, 2010 and September 30, 2009, respectively.

Cash used in operating activities was $0.4 million compared to cash used of $3.3 million for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.  Funds used in investing activities for the nine month periods ended September 30, 2010 and September 30, 2009 were $1.2 million and $49K, respectively.  Funds provided by financing activities and

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

representing either common or preferred stock issuances or capital contributions amounted to $1.7 million and $0 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

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

On March 25, 2010 the Company acquired an additional 23.6% of the outstanding common voting shares (or 354,350 shares) of TransRadio for $950,154, bringing the Company’s ownership of TransRadio to a total of 78%.  The purchase of additional shares was financed through the sale of 1,306,668 shares of the Company’s common stock yielding $980,001, again to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI. Prior to the March 25, 2010 transaction, the Company already maintained control of TransRadio and as such recorded the March 25, 2010 acquisition as a transaction resulting in no gain or loss.  As of September 30, 2009 Pernix Group held a total of 1,170,000 common voting shares of the total 1,500,000 TransRadio shares issued and outstanding.  The following schedule presents the impact to noncontrolling interests that resulted from the acquisition of the additional shares:

Nine months ended September 30, 2010
TransRadio loss attributable to Pernix Group, Inc.	$(2,210,848)
Transfers from the noncontrolling interest:
Increase in Pernix Group Inc.’s paid-in capital for purchase of 354,350 TransRadio common shares	5,235
Net transfers from noncontrolling interest	5,235
Change from net loss attributable to the stockholders of Pernix Group, Inc. and transfers to noncontrolling interest	$(2,205,613)

TransRadio is engaged in the development, production and distribution of transmitting and receiving equipment for broadcast and news transmission, and includes other related services. TransRadio specializes in research, development and design of modern AM, VHF/FM and DRM transmitter systems and delivers customer-tailored solutions. The professional services of TransRadio range from the delivery of transmitters, antennas, power supplies and air-conditioning systems to the management of turnkey projects, including all facilities to operate a broadcasting station. The purpose of the TransRadio acquisition is to grow the Company’s operations globally in a manner that utilizes our strong international project management, engineering strengths and experience in performing construction type projects for government entities.

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

	Amortization period	Annual Amortization Amount 2010	Annual Amortization amount 2010 - 2014	Accumulated Amoritzation as of September 30, 2010
Description of identifiable intangible assets
Customer relationship	10 years	$156,308	$156,308	$117,231
Order backlog	1 year	$292,178	N/A	$292,178
Total Amortization for the period		$448,486	$156,308 per year	$409,409

The trade name is not subject to amortization as it has an indefinite useful life.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	For the nine months ended September 30,
	2010	2009
Net income (loss)	$(3,392,050)	$761,873
Pro forma basic earnings (loss) per share:	$(0.02)	$0.01
Pro forma diluted earnings (loss) per share:	$(0.02)	$0.01
Net income (loss) attributable to controlling interests	$(2,760,709)	$618,351
Pro forma basic earnings (loss) attributable to controlling interests per share:	$(0.02)	$0.00
Pro forma diluted earnings (loss) attributable to controlling interests per share:	$(0.02)	$0.00

5. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $680,600 at September 30, 2010) bank credit agreement with a German bank, which renews annually. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum.  As of September 30, 2010, the credit line has not been drawn upon.

TransRadio has outstanding short term debt at September 30, 2010 with Bent Marketing Ltd amounting to $408,360 (€300,000) and Fedor Commercial Corporate Loans amounting to $967,000 (€710,403).  These loans are due in full at December 31, 2010 and have an interest rate of 5%.  Both loans are secured through the assignment of the Qatar contract payments.

The Company has recorded accrued interest of $52,617 associated with the two loans as of September 30, 2010.

6.  Equity

Preferred Stock

The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).  As of September 30, 2010 and December 31, 2009 38 million shares and 40 million shares, respectively, were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of September 30, 2010 and December 31, 2009, no Series A Preferred Stock has been issued.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During the nine months ended September 30, 2010, the Company issued 200,000 shares of Series B Preferred Stock.  In October 2010, the Company issued 189,250 shares of Series B Preferred Stock (see note 18).  Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement.  As of September 30, 2010, and December 31, 2009, 200,000 and 0 shares, respectively, of the Series B Preferred Stock were issued and outstanding.

Common Stock

As of September 30, 2010 and December 31, 2009, 140,881,235 and 139,574,567 shares of the Company’s common stock were issued and outstanding, respectively.

7.  Computation of Consolidated Net (Loss)/Income Per Share

Basic and diluted consolidated net (loss)/income per common share are presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure, for all periods presented. In accordance with the pronouncement, basic

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and diluted consolidated net (loss)/income per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods.

The Series B Preferred Stock, stock options, stock warrants, and convertible debt are not included in the computation of diluted consolidated net (loss)/income per common share because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted consolidated net (loss)/income per common share were 33,333,334 shares for the nine months ended September 30, 2010 and 180,000 shares for the nine months ended September 30, 2009.

8.  Commitments and Contingent Liabilities

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,200,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2009 or the nine months of 2010 and the Company continues to defend itself in the litigation.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $669,250 at September 30, 2010) in accordance with its agreement with the Fiji Electric Authority.

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of September 30, 2010, the accrued warranty obligation of TransRadio amounts to $169,469. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through September 30, 2010.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs may still be incurred.

The Company operates a power plant on the island of Tinian.  The power plant requires a permit with the local Department of Environmental Quality.  The Company currently has a temporary permit and expects to receive a permanent permit.  However, substantial consequences could occur if the Company does not receive a permanent permit.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Minimum rental commitments under all noncancelable-operating leases, primarily related to property, vehicles, and construction equipment, in effect at September 30, 2010 are:

Year	Total Lease payments
2010	$171,792
2011	610,327
2012	562,800
2013	10,419
2014	2,554

On April 1, 2007 the Company entered into a sublease with Computhink, a related party, for a term of four years from May 1, 2007 through April 30, 2011.  The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years.  Future minimum lease payments at September 30, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are included in the table above.

We lease certain buildings, cars and equipment in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases expire in 2010. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

9.  Work in Process and Inventories

As of September 30, 2010 and December 31, 2009 the components of inventories are as follows:

	2010	2009
Work in process	$4,363,246	$4,036,546
Raw materials	$3,549,608	$3,563,635
Supplies	1,542,783	1,309,823

Inventories	$5,092,391	$4,873,458

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

10. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all noncancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and equipment.

11. Fair Value Disclosures

The Company’s financial instruments include marketable securities and foreign currency contracts. Foreign currency contracts are recorded based on the applicable foreign currency spot rate as of the balance sheet date.

12. Related Party Transactions — Not described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2010.    SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (the Pernix/SHBC JV).  This joint venture currently has a contract to construct the new U.S. Embassy in Fiji.  The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The following table provides a summary of financial information related to all services provided by SHBC to the Company:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Consulting Fees	$—	$25,000
Interest (on unreturned capital)	57,477	56,219
Fees on standby letters of credit	—	30,890
Total	$57,477	$112,109

The Company shares office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $84,018 and $81,368 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

In December of 2009 the Company agreed to loan Computhink $180,000 at an interest rate of 6.5%.  The loan was paid in full by Computhink in February of 2010.

The Company also utilizes office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced $1,292 for the nine months ended September 30, 2010 and invoiced in the amount of $921 for the same period in 2009.

Total related party accounts payable are summarized as follows:

	September 30,	December 31,
	2010	2009
Accounts payable to Computhink	$4,331	$6,218
Accounts payable to Retsa	2,269	977
Total	$6,600	$7,195

13.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of September 30, 2010, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2,892,119, of which $908,255 is restricted cash in Germany.

14.  Business Segment Information

Pernix Group, Inc. (formerly known as Telesource International, Inc.), was incorporated in Delaware in 1994.  As used herein, “ Pernix Group” consists of Pernix Group, Inc., Telesource (Fiji) Limited (TFL), Telesource CNMI (TCNMI), Pernix/Sayed Hamid Behbehani & Sons, Co. Joint Venture (Pernix/SHBC JV), Telesource SHBC (Fiji) Limited (TSF), Pernix Universal Energy, JV and TransRadio SenderSysteme Berlin AG (TransRadio).

Pernix Group specializes in commercial construction mainly under government contracts, the delivery of power production and transmitter design and installation.

The Company is headquartered in Lombard, Illinois and operates predominantly outside of United States (U.S.).  The Company manages these non — U.S. based operations from its U.S. based headquarters.  Pernix Group, Inc. (not Pernix/SHBC JV) was awarded a contract with regard to a second phase of construction at the Embassy in Fiji in April of 2010.  TFL is located in Fiji and its primary focus is producing power.  TCNMI is located in the Commonwealth of Northern Mariana Islands and its primary focus is producing power.  The Pernix/SHBC JV is based out of the U.S. and its primary focus is construction.  TSF is located in Fiji and its

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

primary focus is construction.   TransRadio is based out of Germany and the primary focus is transmitter design and installation throughout the world.

Pernix Group Inc. has selected to organize its segment information around its products and services.  Pernix Group, Inc. has three operating segments: construction services, transmitter design and installation and power generation and construction of power plants.  The power generation and construction of power plants segment includes an immaterial amount of sales-type lease revenues in 2009.  There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

	For the Nine Months Ended September 30, 2010
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$4,921,312	$4,924,492	$7,581,681	$17,427,485
Interest expense/(income), net	(7,097)	56,788	194,909	244,600
Depreciation and amortization	64,364	207	495,472	560,043
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(627,697)	77,836	(2,210,848)	(2,760,709)
Total capital expenditures	52,011	725	185,902	238,638
Total assets	6,773,553	672,284	14,233,277	21,679,114

	For the Nine Months Ended September 30, 2009
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$4,000,775	$8,549,011	$—	$12,549,786
Interest expense/(income), net	(11,925)	26,102	—	14,177
Depreciation and amortization	71,465	23,154	—	94,619
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(715,381)	817,187	—	101,806
Total capital expenditures	50,333	—	—	50,333
Total assets	4,282,707	3,048,472	—	7,331,179

	For the Three Months Ended September 30, 2010
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$1,843,911	$2,636,624	$2,094,534	$6,575,069
Interest expense/(income), net	(103)	19,309	79,152	98,358
Depreciation and amortization	21,377	(428,910)	66,355	(341,178)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	29,043	(5,906)	(673,063)	(649,927)
Total capital expenditures	26,182	725	151,065	177,972
Total assets	6,773,553	672,284	14,233,277	21,679,114

	For the Three Months Ended September 30, 2009
	Power Generation		Transmitter
	and Construction of		design and
	Power Plants	Construction	installation	Total
Revenue	$1,426,754	$2,210,327	$—	$3,637,081
Interest expense/(income), net	(6,739)	14,754	—	8,015
Depreciation and amortization	23,442	(196)	—	23,246
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(151,402)	672,719	—	521,317
Total capital expenditures	38,374	—	—	38,374
Total assets	4,282,707	3,048,472	—	7,331,179

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009

United States	$4,925,147	$8,560,778	$4,717	$15,951
Commonwealth of Northern Mariana Islands	1,394,970	1,236,239	9,183	11,363
Fiji	3,525,687	2,752,770	212,256	224,503
Sub-Total	9,845,804	12,549,787	226,156	251,817

Algeria	(17,857)
Asia	84,443
Austria	34,151
England	15,538
Esthonia	7,361
Ethiopia	969,390
Europe	62,794
France	47,355
Germany	2,087,363		483,082
Ghana	22,312
Qatar	2,703,932
Russia	144,584
Singapore	47,822
Spain	310,483
Switzerland	747,695
Taiwan	50,715
USA	261,167
Others	2,435

Sub-Total	7,581,681	—	483,082	—

Total	$17,427,485	$12,549,787	$709,238	$251,817

The September 30, 2010 revenues and fixed assets-net, include TransRadio information.  TransRadio was purchased at the end of 2009 and consequently, revenues and fixed assets-net information are excluded from the September 30, 2009 columns.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.    Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of September 30, 2010 and December 30, 2009, respectively, balances for billings in excess of cost and estimated earnings were $412,763 and $529,995 respectively. Total billings for the projects in the first nine months of 2010 and 2009 totaled $4,807,261 and $5,376,198 respectively.

17.    Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of September 30, 2010, the amount recorded as advanced payments received on account of orders is $3,999,051, which includes $224,949 that has been classified in long term liabilities.

18.    Subsequent Events

On October 4, 2010, the Company issued 85,150 shares of Series B Cumulative Preferred Stock to Halbarad Group, Ltd., BVI for $425,750 and 104,100 shares of Series B Cumulative Preferred Stock to Ernil Continental, S.A. BVI for $520,500.  The proceeds from these shares were used to purchase an additional 351,000 shares of TransRadio which were issued on October 29, 2010.  TransRadio’s board approved an increase of 442,200 Authorized shares.  Of the 442,200 shares Authorized, 351,000 shares were issued.  This increased the number of shares issued to 1,851,000 of which Pernix group owns 1,521,000 or 82%.

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

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

claim will be found in the favor of the Company.  The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience.  However, the actual amounts could be significantly different from our estimates.

“K” represents $1,000 when used below.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

Construction Revenues—Construction revenues decreased to $4.9 million from $8.5 million for the nine months ended September 30, 2010 compared to September 30, 2009.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.  The Company has received two contracts with regard to the Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) is for an $8.1 million.   Approximately 2.1% of the total project revenue related to the first contract was recognized during the first nine months of 2010 versus approximately 15.9% of total project revenue during the same period of 2009.  The first contract relating to the project was 99.3% complete at September 30, 2010 and 96.5% complete as of September 30, 2009, respectively.

For the nine months ended September 30, 2010 the revenue was driven by several factors all associated with the degree of completion of each contract.  In the first nine months of 2010, 48.5% of the second contract was completed which includes the startup phase as well as the interior fit out of office space.    The construction activities during the first nine months of 2009 were primarily related to the first contract and included activities such as window installation, finishing of testing of installed mechanical and electrical work and other processes related to completing the project.    The estimated $54.9 million combined revenue from the two contracts in connection with the U.S. Embassy project in Suva, Fiji, is recognized using the percentage-of-completion method of accounting.

Transmitter design and installation — Transmitter design and installation revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues are recognized pursuant to the terms of the contracts with the client, which requires customer approval of the operation of the equipment prior to invoicing.  Therefore revenue of $7.6 million for the first nine months represents those contracts that were completed during the first nine months of the year which received customer approval and release.  For the same nine month period ended on September 30, 2009, revenues of $13.5 million were recognized (although these amounts are not reported in the 2009 column as TransRadio was purchased in December, 2009).  Revenues vary depending upon the size and number of contracts completed during a period.  In 2010 there were three large contracts while in 2009 there were nine large projects contributing to the higher revenues.

Power Generation: Service Fees — Service fees increased $0.9 million (or 23.5%) to $4.9 million, from $4.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase was due to the combination of increased revenues in Fijian and CNMI operations.   Our Fijian operations contributed $773K to the increase due to larger demand of energy produced from the diesel versus hydro generated power.  FEA has several options to produce power, the most significant are diesel and hydro.  The hydro power’s availability is dependent upon the amount of rain the country receives.  Due to a shortage of rain throughout the year, FEA required more diesel-based power.   Revenue from the CNMI power plant increased by $164K due to a combination of contractually higher rates that went into effect in March of 2009 as well as slightly increased power production due to higher demand.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party—Total construction costs, including construction costs — related party, decreased to $4.0 million from $7.3 million for the nine months ended September 30, 2010 compared to September 30, 2009.  As noted earlier, there are two contracts associated with the Embassy project, the first contract is near completion while the second contract was just started in the second quarter.  As the main Embassy contract nears completion, the Company experienced a decrease primarily in subcontractor, material and labor costs during the first nine months of 2010 compared to the same period in 2009.   The original contract was 99.3% complete at September 30, 2010 and 96.5% complete as of September 30, 2009.  Meanwhile, the new contract work began during the second quarter and contributed approximately $3.4 million to the costs included in this category for the nine months ended September 30, 2010.  Included costs in this category were primarily for labor, material and subcontractor costs associated with the project start up and the interior fit out of office space.

Transmitter design and installation cost — Transmitter design and installation costs are associated with the generation of revenues by TransRadio, which was acquired during December 2009.   The $5.5 million in cost of revenues for the period ended

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2010 compare to pre-acquisition costs of revenue amounting to approximately $8.1 million for the same period in 2009.  The $2.6 million decrease was due to lower sales for the same period in 2010.  On a percentage of revenue basis, Transmitter costs were higher in the 2010 period due to the product mix of the related revenues.

Power Generation:  Operations and Maintenance Cost—Operations and maintenance costs increased by $137K for the nine months ended September 30, 2010 to $2.2 million as compared to $2.1 million for the same period in 2009.  The increase in these costs was associated with normal maintenance costs that can vary due to the amount and type of spare parts required as well as the production hours on the engines.

Gross Profit

Gross profit increased by $2.5 million for the nine months ended September 30, 2010 to $5.7 million as compared to $3.2 million in 2009.  The increase was due primarily to the acquisition of TransRadio, which contributed $2.1 million of the increase.  In addition, power generation activities contributed $795K due to increased production that increased the variable fees without a related increase in cost of revenues.  The construction segment saw a decrease of $390K in gross profit as overall revenues were decreased year over year.

Operating Expenses

Salaries and Employee Benefits—Salaries and employee benefits increased 293% to $4.8 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009.  This increase was due primarily to the acquisition of TransRadio, which has a large engineering and support staff, the costs of which are included in this category.  In addition, approximately $437K of this increase is related to additional personnel hired over the last year to improve the quality of our bids and ultimately increase the number of awarded construction projects.

General and Administrative Expenses—General and administrative expenses were $3.0 million during the nine months ended September 30, 2010 or $1.9 million higher than the same period ended September 30, 2009.  The increase was due to the acquisition of TransRadio and represents primarily their costs for accounting, facility and related costs.  In addition, higher levels of construction bidding resulted in higher costs for traveling to the countries where the projects will be built.  This travel is necessary in order to evaluate the construction site, local laws and other related activities.

Other Income (Expense)

Other expense decreased by $88K during the first nine months of 2010 compared to the same period ended September 30, 2009.  This increase was due primarily to the effects of a favorable exchange rate and the resultant exchange gain when compared to the same period in 2009.  Offsetting the favorable foreign currency gain was interest expense of $195K related to the TransRadio short term borrowings.

Consolidated Net (Loss) Income

Consolidated net losses were $3.4 million for the nine months ended September 30, 2010 compared to a net income of $100K for the nine months ended September 30, 2009.  The increase in the net loss was primarily due to TransRadio which experienced a net loss of $2.8 million in the 2010 period.  Results from 2009 are not included in the period because TransRadio was acquired in December 2009.  CNMI and TFL combined net income improved $659K over the same period last year while construction and the Pernix corporate office decreased $1.4 million in the first nine months of 2010 as compared to 2009.

Liquidity

As of September 30, 2010, the Company’s total assets exceeded total liabilities by $9.0 million.  This was a $2.4 million decline from December 31, 2009.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of September 30, 2010, the Company had outstanding short term debt of $1.4 million, an accumulated deficit of $68.8 million and total stockholders’ equity of $7.7 million.

The Company incurred an operating loss of $2.6 million and an operating income of $0.8 million for the nine month periods ended September 30, 2010, and September 30, 2009, respectively.  The Company incurred a net loss to common shareholders of $2.8 million and net income of $0.1 million during the nine months ended September 30, 2010 and September 30, 2009, respectively.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash used in operating activities was $0.4 million compared to cash used of $3.3 million for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.  Funds used in investing activities for the nine month periods ended September 30, 2010 and September 30, 2009 were $1.2 million and $49K, respectively.  Funds provided by financing activities and representing either common or preferred stock issuances or capital contributions amounted to $1.7 million and $0 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

Construction Revenues—Construction revenues increased to $2.6 million from $2.2 million for the three months ended September 30, 2010 compared to September 30, 2009.  The increase is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.  The Company has received two contracts with regard to the Fiji Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) is for an estimated $8.1 million.  As the new contract for $8.1 was signed after March 31, 2010, approximately $2.6 million of the construction revenue reported in the third quarter was related to the new contract with the remaining $54K related to the original contract.   Approximately .1% of the original contract total project revenue was recognized during the three months ended September 30, 2010 versus approximately 2.3% of total project revenue during the same period of 2009.   During the third quarter of 2010, work related to the original contract was associated with “punch list” items; basically these are wrap-up activities.  Meanwhile, work on the second contract started to intensify as the interior office space construction work began.   The estimated $46.8 million revenue from this project is recorded on the Percentage of Completion method.  The first contract relating to the project was 99.3% complete at September 30, 2010 and 96.5% complete as of September 30, 2009.  The new contract, also recorded on the percentage of completion method was 48.5% complete as of September 30, 2010.

Transmitter design and installation — Transmitter design and installation revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues of $1.8 million for the three months ended September 30, 2010 represent those contracts that were completed during the third quarter of the year which received customer approval and release.  For the same three month period ended on September 30, 2009, revenues of $2.1 million were recognized (as TransRadio was purchased at the end of December 2009, revenues and costs for this period in 2009 are not included in the financial statements).  Revenues vary depending upon the size and number of contracts completed during a period.

Power Generation:  Service Fees —Service fees increased $417K (or 29.2%) to $1.8 million, from $1.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase was due to the combination of increased revenues in Fijian and CNMI operations.  Fiji’s increased revenue in the amount of $391K was due to higher demand to produce diesel power by the Fiji Electric Authority (“FEA”)  FEA has several options to produce power, the most significant are diesel and hydro.  The hydro power’s availability is dependent upon the amount of rain the country receives.  Due to a shortage of rain during the second quarter, FEA required more diesel-based power.  Revenue from the CNMI power plant increased by $26K due to a combination of contractually higher rates that went into effect.

Costs and Expenses

Construction Costs—including Construction Costs— Related Party—Construction costs, including construction costs — related party, increased to $2.3 million from $1.4 million for the three months ended September 30, 2010 compared to September 30, 2009.  As the contract for the original Embassy project nears completion, the Company experienced a decrease primarily in subcontractor costs during the third quarter of 2010 compared to the same period in 2009.   The original contract for the embassy project was 99.3% complete at September 30, 2010 and 96.5% complete as of September 30, 2009.  Meanwhile, the work for the second contract of the Fiji embassy generated the increase in cost during the third quarter as the fit out of the interior office space continued and represented $2.2 million of the $2.3 million of construction costs reported during the quarter.

Transmitter design and installation cost — Transmitter design and installation costs are associated with the generation of revenues by TransRadio, which was acquired during December 2009.   The $1.4 million in cost of revenues for the three month period ended September 30, 2010 compare to pre-acquisition costs of approximately $3.8 million for the same period in 2009.   The $2.4 million decrease was due to costs on higher revenues in 2009 combined with the product mix of sales during the same period.

Power Generation: Operations and Maintenance Costs —Operations and maintenance costs increased $118K to $755K for the three months ended September 30, 2010 compared to $637K for the three months ended September 30, 2009.  The increase in these costs was associated with an increase in maintenance costs that can vary due to the number of hours that the engines have operated and amount and type of spare parts required.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross Profit

Gross profit increased by $584K for the three months ended September 30, 2010 to $2.2 million as compared to $1.6 million in 2009.  The increase was due to the acquisition of TransRadio and an increase in power generation gross profit, partially offset by lower construction profit.

Operating Expenses

Salaries and Employee Benefits—Salaries and employee benefits increased 325% to $1.7 million for the three months ended September 30, 2010 from $400K for the three months ended September 30, 2009.  This increase was due primarily to the acquisition of TransRadio, which has a large engineering and support staff, the costs of which are included in this category.

General and Administrative Expenses—General and administrative expenses were $0.8 million during the three months ended September 30, 2010 or $0.4 million higher than the same period ended September 30, 2009.  The increase was due to the acquisition of TransRadio and represents primarily accounting, facility and related costs.  In addition, increased country research (resulting in more travel and related expenses) was required for preparing bids on construction proposals.

Other Income (Expense)

Other expense increased by $37K during the third quarter of 2010 compared to the same period ended September 30, 2009.  This increase was due primarily to interest expense and an increase in foreign exchange losses.

Consolidated Net (Loss) Income

Consolidated net loss was $0.8 million for the three months ended September 30, 2010 compared to a consolidated net income of $0.5 million for the three months ended September 30, 2009.  The decrease was due to a combination of lower revenues and higher expenses for TransRadio combined with lower construction revenues.

ITEM 4T.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting during the nine month period ended September 30, 2010.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2010 and on September 15, 2010, the Company issued 100,000 shares on each day of Series B Cumulative Convertible Preferred Stock pursuant to an exemption under regulation S of the Securities Act for $1,000,000.  The capital raised from these transactions will be used to fund operational expenses and construction related development costs.

On October 4, 2010, the Company issued 189,250 shares of Series B Cumulative Convertible Preferred Stock pursuant to an exemption under regulation S of the Securities Act for $946,250.  The capital raised from this transaction was used to acquire an additional 351,000 shares of TransRadio stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

(a)             Exhibits.

Exhibit 3.1	Series A Certificate of Designation

Exhibit 3.2	Series B Certificate of Designation

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: November 15, 2010	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer