Form 10-K
period 2010-12-31
Pernix Group, Inc.
filed 2011-04-13
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-92445

PERNIX GROUP, INC.

 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4025775 (I.R.S. Employer Identification No.)

860 Parkview Blvd
Lombard, Illinois 60148
 (Address of principal executive offices, including zip code)

(630) 620-4787
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $131,580.

Number of shares of the registrant’s common stock outstanding as of April 13, 2011: 140,881,235

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

Disclosure Regarding Forward-Looking Statements

You are cautioned that the Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  When the word “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. Furthermore, the Company strategizes and objectively plans based upon certain current expectations and intentions which are subject to change at any time at the discretion of management and the Board. These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC.

ITEM 1.    DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2009 as “fiscal 2009” and the fiscal year ended December 31, 2010, as “fiscal 2010.”

Overview

Pernix Group was originally formed in 1995 as Telesource International Inc., a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In August 2001, we became an SEC registrant.  We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.  Through our 180 employees (as of December 31, 2010), we provide our services in a broad range of end markets, including construction, construction management, energy, operations and maintenance services and broadcast and RF transmission markets.

We are a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to public and private agencies.  We have provided power and construction services since 1995 and have established a strong reputation within our markets by executing complex projects on time and within budget while adhering to strict quality control measures.  We have high performance internationally experienced management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote jurisdictions on the planet.  We have over fifteen years of experience providing all of our services in international territories.  Our commitment to safety, understanding and respecting local cultural diversity and sensitivity, while delivering projects on time and within budget, is an important balance that is a cornerstone to our success.

At the end of 2009, we added another business segment which is the design, manufacture, distribution and installation of RF transmitter systems and related services to customers world-wide.  The RF transmitter business has construction as well as international business services that will provide new channels for construction opportunities and further development of our network of worldwide service suppliers.

With our recent experiences with the U.S Department of State’s Bureau of Overseas Buildings Operations (OBO) and our past experiences with the United States Information Agency (previously known as Voice of America, a large RF transmitter user) we have strengthened our technical and management expertise and are able to provide our clients with a broad spectrum of services.

Business Segments

General Construction

Our construction offerings include general contracting, pre-construction planning as well as comprehensive construction management services.  In addition, we have had significant success at identifying and partnering with a highly effective roster of international subcontractors.  We have developed an international network of suppliers and subcontractors that are capable of delivering products and services on a global basis. The majority of our construction management team members have worked on international projects throughout most of their careers and thus have the expertise required to successfully operate anywhere in the world.  Pernix Group will also self-perform mechanical and electrical scopes when doing so brings efficiencies and value to a project and our customers.

As a general contractor we have responsibility from award through the successful completion of the project(s).  We are responsible for the means and methods to be used in the construction execution of the project in accordance with the contract documents.  With our established relationships with subcontractors, vendors and professional, Pernix can bring the necessary expertise and a highly motivated team to perform and execute projects worldwide.

Many of our construction projects are for Governmental owners, such as the United States Government for overseas building requirements, as well as other foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by bid proposal stage for qualified contractors.  Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage. We create an advantage by toughly studying local markets, aligning ourselves with local or regional large prime-subcontractors and establishing purchasing and logistics support in country, or regionally, where possible..

In order to keep a lower overhead and yet maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with world-class subcontractors and business partners on 5 continents.  In a recent award from the U.S. Government, for example, we brought forward a team of companies that boasted 140 offices worldwide, over 60,000 employees, working on 5 continents.  Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide.  These agreements not only assist Pernix Group in winning larger projects, but also spreads risks, provides experience managing larger projects and expands relations with more subcontractors and vendors.

In 2010, the Company formed a new joint venture with Ledcor Construction, Inc. and Serka Insaat ve Ticaret, A.S. called Pernix-Ledcor-Serka Joint Venture (PLS).  This partnership has an equity split of 52% Pernix Group, 24% Ledcor and 24% Serka.  The PLS joint venture has been awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the U.S. Department of State.  This contract will provide the PLS joint venture with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.  The size of each task order is dependent upon the scope of work and there is no guarantee that the PLS joint venture will win any particular task order, but the overall IDIQ is for five years and 12 billion dollars. The amount of the awards to any one contractor cannot exceed $500 million in one year and over the life of the contract (one base year and four option years) cannot exceed $2.0 billion for one contractor.  PLS is actively responding to several requests to bid under this IDIQ contract.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The JV was created for the purpose of bidding US government construction and infrastructure development projects.

In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.5 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the JV formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF).  In April of 2010 the company was awarded a second contract of $8.1 million on the embassy compound in Fiji.  We will leverage our experience in Fiji to bid on and obtain additional embassy and/or US government projects. The Department of State intends to build approximately 43 new embassies in the next seven years and Pernix Group with their partners will continue to bid for this work.

Design Build

Pernix embraces the design/build model to ensure design excellence and successful completion of construction projects from analysis, architecture and permitting, through engineering, construction and completion. By establishing a singular point of responsibility, we deliver on our promise to fulfill all project requirements and specifications on-time and on-budget.

We are committed to understanding the unique requirements and specifications of each project to provide a comprehensive single source solution. This value-added partnership leverages our ability to align and manage the best resources for all aspects of the project.

Construction Management

Pernix Group’s nearly two decades of experience has proven that early involvement in a project and its design is one of the keys to its success. Our field-tested approach works in line with our customers’ needs and expectations to develop a plan and an execution schedule that saves time and money and ensures timely completion of our projects.  Our state-of-the-art Construction Management services provide a systematic project review, including a comprehensive construction and start-up schedule. By establishing a singular point of responsibility, we provide continuous updates on project milestones and ensure the safest working environment while we deliver projects on time and on budget.

Power

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely. From the types of fuels used to the plethora of regulations governing the development of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations.  Pernix focuses on small to mid-size power plants and has the experience to build, operate and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build.  Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems.  Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and realize the unique requirements of each, and leverage our ability to align and manage the best resources for all aspects of each particular project.

Our power business segment includes plant engineering, design, procurement, construction and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining power facilities.

Power Plant Construction

Pernix Group’s general construction segment overlaps and supports our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms to provide a comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations. As noted in the construction segment above, our state-of-the-art construction management services provides a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology doesn’t stop at just building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint-ventures in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers.  Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget.  The Company has also formed a joint-venture with UEI Holdings, LLC.  The joint venture is called Pernix Universal Energy JV.  Pernix owns 70% and UEI Holdings owns 30% of the JV.  This enterprise allows Pernix to expand its offering and add significant capability. UEI Holdings has experience with almost all energy sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities.  The Pernix Universal JV brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

Operations and Maintenance

Pernix Group’s Power Operations and Management Services (O&M) provides an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant process, performance and reliability. Our focus is on reducing costs and ensuring a safe and efficient working environment for all involved.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation.  We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment.  In all cases Pernix group will make every effort to hire and train local staff.  This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has comprehensive experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the Power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions and our safety record is almost without fault.  Safety is a major concern of any T&D maintenance program, and all projects start with the proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from governments and we monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the latest in T&D technological advances.

Build, Own, Operate, Transfer (BOOT)

Pernix Group believes in utilizing the BOOT model to help our customers finance and manage their current and potential infrastructure, projects. Up-front costs are eliminated and the customer regains ownership of the final product. This is very similar in concept to a toll road. BOOT makes it easy for the customer to execute badly needed projects now instead of years later.

Organizations such as the World Bank, US EX-IM Bank and other international finance institutions (IFIs) have a history of lending money to aid customers in order to improve and privatize their infrastructure. The BOOT model is another financial tool available to cash conscious customers to achieve their infrastructure improvement goals.  BOOT is one of several financing options that the Pernix Group may be able to offer our clients.

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific.  Our Power Generation Services segment currently operates in three countries and contributed $6.3 million, or 23.7% of our fiscal 2010 revenue.  We currently operate power plants in the Republic of the Fiji Islands (Fiji), the Commonwealth of the Northern Mariana Islands (CNMI) and the Republic of Vanuatu (Vanuatu).

Telesource (Fiji), Limited

Pernix Group has a wholly owned subsidiary for our power generation activities in Fiji, Telesource (Fiji), Ltd. (TFL). TFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical energy produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023.  The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest Diesel based Power Plant in Fiji.  In 1999, FEA awarded TFL the contract to expand the Power Plant to 12 MW. During the coup in 2000 and because of the resulting disturbances at the Hydro Power generation facility rolling power cuts became the norm on the main island of Viti Levu. At that time, FEA modified the contract to move the 12 MW machines to Vuda Power Plant, which is the second largest Diesel based Power Plant in Fiji, and added 20 MW for the Kinoya Power Plant.

As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year Operation & Maintenance (O&M) contract for both Kinoya and Vuda Power Plants in 2003. And in late 2005, TFL was awarded O&M for another 30 MW extension to the Kinoya Plant. In total we have under management 78MW of Diesel power generation capacity in Fiji.

The expansion of the Kinoya Power Plant was carried out in close coordination with FEA and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines and good Engineering Practice recommendations for ground level exhaust emissions.

Telesource CNMI, Inc.

Pernix Group also has a wholly owned subsidiary in the CNMI named Telesource CNMI, Inc. (TCNMI).  The subsidiary has a history of significant construction and power projects. Through our TCNMI subsidiary, we built and currently operate and maintain, on a 20 year contract, a 20 MW diesel fuel power plant on the Island of Tinian in CNMI.  TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997, TCNMI has executed over $80 million worth of construction work in CNMI.  TCNMI financed, designed and built the 20 MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.  Our agreement with the Commonwealth Utility Corporation (CUC) stipulates that we sell power into the grid based on a contractually determined rate, without risk of fuel cost fluctuation.  The contract for this project expires in 2020, however, a 2001 change order provides the customer with an early termination fee of $6 million if they choose to exercise the early termination option. As of our filing date, we have not received a notice of early termination. The change order also prohibits the customer form purchasing power from any other source than TCNMI for the first 30 MW. The expanded agreement does not require additional performance by the Company with respect to building additional power generation capacity.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu in 2010.  VUI will assume responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn -key utility operation. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates on August 31, 2011 with a 12 month notice of termination.  During this period, the company will be performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. The Company will receive various fees during this period for assuming the operations from the prior service provider.  Such fees are, to a certain extent, dependent upon power usage and operational costs.  Insignificant costs related to the assumption of power operations were incurred in 2010.

Future demand for power services is expected to grow. There is a growing demand to supplement or replace aging equipment, and to improve efficiency by replacing government operators with the private sector. In the US, two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines. The world’s use of electricity is projected to increase by two-thirds over the forecast horizon, from 13 trillion kilowatt hours in 1999 to 22 trillion kilowatt-hours in 2020. The strongest growth rates in electricity consumption are projected for the developing world. Our focus will be on small power plants with generating capacity of less than 75 MW.

RF Transmitter Design, Installation and Service

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin, AG (TransRadio) from two shareholders of TransRadio. On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154.  In October of 2010, the company purchased another 351,000 shares for $984,701 representing an additional 4% of TransRadio common voting shares, bringing the Company’s total ownership of TransRadio to 82%.

TransRadio offers products and customized solutions and services for VHF/FM Broadcast transmitters, longwave communication, AM — long and medium wave broadcast, Digital Radio Mondial (DRM) systems and turnkey solutions including design, pre-construction, construction management and commissioning.  TransRadio RF transmitters have been produced since 1918 and the name TransRadio is an internationally recognized brand name with countless broadcast equipment installations throughout the world.

TransRadio transmitters are sold internationally with their primary markets in Europe, Africa and Asia.  Our Transmitter Systems Design, Installation and Service segment contributed $12.6 million, or 48.5% of our fiscal 2010 revenue.

AM — long and medium wave broadcast line transmitters are ready for future digital broadcast transmitting and exceed DRM recommendations. Despite new emerging technologies to distribute radio via web, cable and satellite, terrestrial broadcasting is still undoubtedly the most efficient and convenient program distribution medium for large area coverage, particularly for mobile applications.  The major advantage of broadcasting in the frequency range below 30 MHz is the significant span of coverage. While all the other technologies need an extensive network or a high number of transmitters, AM broadcasting can provide a program to particular target groups in a large geographical area with just a few transmitters.

TransRadio’s VHF/FM transmitters cover the entire power range from 5W to 10kW. The different power classes comprise common standard modules, which provide easy replacement, cost-efficient upgrade and low cost of maintenance.  In addition to our own products, we offer carefully selected alternative high quality OEM products in all power ranges.

TransRadio’s long wave communication transmitters set standards worldwide and are deployed in several civil and military data communication projects. Based on the TRAM line technology the TRAM LC transmitters are designed for large area coverage in the VLF and LF bands. TRAM LC transmitters are available in all power classes between 14 and 148 kHz.

Our product line covers the complete scope of services including the initial design, planning and installation of antenna systems. With our seasoned engineering staff, we can provide consultancy for modification and improvement of existing facilities. We are specialized in converting analogue antenna systems into DRM operation and implementing additional frequencies into existing systems.

Our Business Strategy

Our business strategy focuses on government-funded and government-sponsored construction, power and broadcasting projects. Key elements of our strategy include:

Capitalize on opportunities in other geographic locations

We intend to leverage our leading positions in the construction, operations and management capabilities, energy and broadcast transmission markets to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, diesel fired power plants and broadcast transmission upgrades will result in continued opportunities in our core markets. All of our business segments have unique integration opportunities particularly in the construction and operations and management markets. With our ability to manage projects internationally, successful track record and our global resources, we believe we are well positioned to compete for projects in these global markets.

Utilize our long-standing relationships with industry specialists

We have long-standing relationships with a number of industry specialists worldwide. We will continue to focus on client satisfaction and deliver full-service solutions for their needs. By coordinating and consolidating our knowledge base, we believe we have the ability to export our leading edge technical skills to any region in the world in which our clients may need them.

Expand relationships with governments and agencies worldwide

We will continue to focus on expanding our relationships with governments and agencies worldwide. We will find new opportunities through our market intelligence gathering and customize our solutions based upon learning the specific needs of each governmental agency.  Upon identifying these opportunities we will continue to expand our network of international contacts and communicate our services which in turn, will further expand our client base.

Continue to pursue our acquisition strategy

We intend to continue to attract other successful companies whose growth can be enhanced by combining our resources. This approach has served us well as we have strengthened and diversified our leadership positions geographically, technically and across end markets. We believe that the trend towards consolidation in our industries we operate will continue to produce candidates that align with our acquisition strategy.

Strengthen and support human capital

Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated(1):

	Year Ended December 31,
	2010	2009	2008
General Construction	$7,279,953	$9,476,144	$24,159,865
Power Generation Services	6,265,993	5,333,958	4,708,713
RF Transmitter Design, Installation and Service	12,613,381	—	—
Total	$26,159,327	$14,810,102	$28,868,578

(1)  For additional financial information by segment, see Note 21 in the notes to our consolidated financial statements.

Our Clients

The General Contract segment has one customer, the U.S. Department of State.  The loss of this customer would have a material adverse impact on the Company’s consolidated financial performance.  This customer represents 27.8% of the consolidated total revenues of $26.2 million.

The Power Generation Services segment has two customers, the CUC and FEA, discussed above.  The loss of either customer would have a material adverse impact on the Company’s consolidated financial performance.  Together, CUC and FEA represent 24.0% of the consolidated total revenues of $26.2 million.  Revenues from CUC totaled $1.8 million or 28.6% of the power generation revenues, whereas, FEA totaled $4.5 million or 71.4%.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in significant contract revenues representing $5.6 million, or 44.4%, of transmitter revenue. Total transmitter revenues represent 48.2% of the consolidated total revenues of $26.2 million.

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

Our efforts with respect to the engineering and product development for the transmitter system business is primarily focused on the launch of digital AM transmitter and development activities are aimed at turning digital radio mondial into an official transmitter standard and at achieving market acceptance for the standard while providing transmitters, programs and receivers. DRM is the universal, standardized, digital radio system for short-wave, medium-wave and long-wave digital radio for the radio frequencies below 30MHz. In the VHF sector, the Company recently completed its new high performance transmitter. The business also strives to design its products in a manner that increases the efficiency and the cost of operating the transmitters for its customers. Our engineering and product development expenditures were $1.6 million in 2010 compared to $1.7 million in 2009.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills.

Competition

The professional technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury and property damage. We consider our present limits of coverage, deductibles, and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods. Risk management is an integral part of our project management approach and our project execution process.

Regulation

We are regulated in a number of fields in which we operate. In the United States, we primarily deal with the United States Department of State to bid and execute on the construction of US embassies. When working with this agency, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

•                  require certification and disclosure of all cost or pricing data in connection with various contract negotiations;

•                  impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

•                  restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

We are also subject to various government laws, regulations and/or applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution, i.e. Department of Environmental Quality (DEQ), the Environmental Protection Agency (EPA) and FEA.  These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from local agencies. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on its business. Our failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, our operating facilities also may be forced to shut down until the instances of non-compliance are corrected and/or be subject to fines or penalties. We are responsible for ensuring compliance of facilities with applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Presently, neither the Customer Choice Act nor other similar proposed legislation dealing with US energy polices directly impact us because the legislation and restructuring plan pertain to the retail market or new contracts in wholesale markets. However, we could be impacted in the future by, among other things, increases in competition as a result of deregulation. Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no significant effect on our capital expenditures, earnings, or competitive position. We are actively monitoring these developments in energy proceedings in order to evaluate the impact on existing projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Personnel

Our principal asset is our employees. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. We believe that we attract and retain talented employees by offering them the opportunity to work on highly visible and technically challenging projects in a stable work environment. Our non-engineering level employees are hourly workers, while our engineering and supervisory staff are full-time employees with monthly salaries.  All of our employees are non-union workers, although we may employee union subcontractors from time to time. As of December 31, 2010, we employed 180 people, consisting of 15 managers, 52 engineers and technicians, 26 support staff, 11 sales persons, and 76 hourly employees.

ITEM 2.    PROPERTIES

Our corporate offices are located in Lombard, Illinois, and we have leased space through April 30, 2011. Our Mariana subsidiary’s head office in the Commonwealth of the Northern Mariana Islands was leased for a term that expired in December 2004 and is currently on a month-to-month renewal. In Fiji, our power generation subsidiary is leasing office space for a three-year term ending February 28, 2012. We lease office and factory space in Berlin, Germany under non-cancelable operating leases that expire in 2012. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises.

ITEM 3.    LEGAL PROCEEDINGS

As a government contractor, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, except for the matter discussed below, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counterclaims and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $500,000 to $1,000,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2010 or 2009.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded in the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PRXG.” As of December 31, 2010, there were 181 shareholders of record. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCBB reporting system:

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2010:
First quarter	1.01	0.06
Second quarter	0.06	0.03
Third quarter	0.03	0.03
Fourth quarter	0.03	0.03

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2009:
First quarter	0.25	0.10
Second quarter	0.10	0.10
Third quarter	1.25	0.05
Fourth quarter	1.25	1.01

We have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future.

In August, 2010, the 2000 Non-Employee Director’s Stock Option Plan expired.  This plan provided certain Director’s of the Board to exercise up to a total of 180,000 shares of common stock.  The Company does not have any Stock Option Plans as of December 31, 2010.

Unregistered Sales of Equity Securities and Use of Proceeds

We issued unregistered securities to Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and Affiliates in the following transactions during 2008, 2009, 2010 and up to March 31, 2011:

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

•                  On December 22, 2009 we issued 2,934,000 shares of common stock pursuant to an exemption under Regulation S of the

Securities Act for $2,200,500.

•                  On March 12, 2010 we issued 1,306,668 shares of common stock pursuant to an exemption under Regulation S of the Securities Act for $980,001.

•                  On August 2, 2010 we issued 100,000 shares of Series B Preferred Stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On September 15, 2010 we issued 100,000 shares of Series B Preferred Stock pursuant to an exemption under Regulation S of the Securities Act for $500,000.

•                  On October 4, 2010 we issued 189,250 shares of Series B Preferred Stock pursuant to an exemption under Regulation S of the Securities Act for $946,250.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and the related notes included in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially.

Overview

Pernix Group was originally formed in 1995 as Telesource International Inc., a wholly owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In August 2001, we became an SEC registrant.  We offer our services through three business segments: General Construction, Power Generation Services and Design, and RF Transmitter Design, Installation and Service.  Through our network of approximately 180 employees (as of December 31, 2010), we provide our services in a broad range of end markets, including construction, construction management, energy, operations and maintenance services and broadcast and RF transmission markets.

We are a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to public and private agencies.  We have provided power and construction services since 1995 and have established a strong reputation within our markets by executing complex projects on time and within budget while adhering to strict quality control measures.  We have high performance management teams in the construction and power business segments that result in the successful completion of projects located around the globe.  We have over fifteen years of experience providing construction as well as operations and management services in international territories.  Our commitment to safety, understanding and respecting each countries cultural diversity while delivering projects on time and within budget is an important balance that is a cornerstone to our success.

At the end of 2009, we added another business segment which is the design, distribution and installation of RF transmitter systems and related services to customers world-wide.  The RF transmitter business has construction as well as international business services that will provide new channels for construction opportunities and further development of our network of worldwide service suppliers.

With our recent experiences with the U.S. Department of State’s Bureau of Overseas Buildings Operations (OBO) and our past experiences with the United States Information Agency (previously known as Voice of America, a large RF transmitter user) we have strengthened our technical and international management expertise and are able to provide our clients with a broad spectrum of services almost anywhere in the world.

We report our business through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.

Our General construction segment delivers general contracting, pre-construction planning and comprehensive project management services, including planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. Our General Construction segment contributed $7.3 million, or 27.8% of our fiscal 2010 revenue.

Our Power Generation Services segment designs, builds and operates power generation facilities, currently in two countries. Pernix Group has a wholly owned subsidiary for our power generation activities in the Republic of the Fiji Islands (Fiji) named

Telesource (Fiji), Ltd. (TFL). Where we have a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical energy produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023.  Pernix Group also has a wholly owned subsidiary in the Commonwealth of the Northern Mariana Islands (CNMI) named Telesource CNMI, Inc. (TCNMI).  The subsidiary has a history of significant construction and power projects. Through our TCNMI subsidiary, we built and currently operate and maintain, on a 20 year contract, a 20 MW diesel fuel power plant on the Island of Tinian in the CNMI.  TCNMI is located on the Island of Saipan with operations on the Island of Tinian, both islands being part of CNMI, which is a U.S. Commonwealth. Our Power Generation Services segment contributed $6.3 million, or 24.0%, of our fiscal 2010 revenue.

Our RF Transmitter Design, Installation and Service segment develops, produces and distributes transmitting and receiving equipment for broadcast and news transmission and provides services for transmitter systems.  For example, we provide high power radio transmitters through a contract with a host of customers located in Europe, Africa and Asia. Transmitter sales are cyclical with long lead times between the RFP proposal submittal and the final acceptance of contract terms by our clients.  The economic decline in the prior two years has resulted in several clients deferring their investment in new equipment.  Therefore our revenues in 2010 reflect the world economic decline.  Our RF Transmitter Systems Design, Installation and Service segment contributed $12.6 million, or 48.2%, of our fiscal 2010 revenue.

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts and renew existing client agreements. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation.

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, the costs associated with maintaining and operating diesel power plants (no fuel related costs) and sales, general and administrative costs.

Critical Accounting Policies

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Revenue Recognition

General Construction. Revenue from construction contracts are recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current project with the United States Government is a design/bid/build contract with a fixed contract price and includes provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

Power Generation Services. The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

RF Transmitter Design, Installation and Service. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time the prepayments are recorded as revenue.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

Unbilled Accounts Receivable and Billings in Excess of Costs on Uncompleted Contracts

Unbilled accounts receivable represents the contract revenue recognized to date using the percentage-of-completion accounting method but not yet invoiced to the client due to contract terms or the timing of the accounting invoicing cycle.

Billings in excess of costs on uncompleted contracts represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using the percentage-of-completion accounting method.

Allowance for Doubtful Accounts

The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

•                  Client type—federal or state and local government or commercial client;

•                  Historical contract performance;

•                  Historical collection and delinquency trends;

•                  Client credit worthiness; and

•                  General economic conditions.

Income Taxes

Valuation Allowance. Deferred income taxes are provided on the liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes to laws and rates.

Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

We review the need for a valuation allowance at least quarterly. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination.

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $1.4 million because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits.

Intangible Assets

Intangible assets often result from a merger or acquisition, which typically include backlog and customer relationships. The Company performs an assessment to determine whether identifiable intangible assets exist, and if so, the value of the acquired company’s tangible and identifiable intangible assets and liabilities.

The Company performs an impairment test of its intangible assets at least annually for each reporting unit of the Company. We have multiple reporting units. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the operating segment level as they represent our reporting units. See also Note 2.

The impairment test is a two-step process. During the first step, we estimate the fair value of the reporting unit and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, a second step is required. The second step requires us to perform a hypothetical purchase allocation for that reporting unit and to compare the resulting current implied fair value of the intangible assets to the current carrying value of the assets for that reporting unit. In the event that the current implied fair value of the asset is less than the carrying value, an impairment charge is recognized.

During the fourth quarter of fiscal 2010, we conducted our annual impairment test. As a result of the impairment analysis, the Company determined that the intangible assets were not impaired for the year ended December 31, 2010. The impairment evaluation process is based on a test for subsequent measurement.  If required under these tests, the Company will apply income and market approaches that utilize discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) percent and terminal growth rates.

Foreign Currency Translation

The Company’s functional currency is the US dollar. Results of operations for foreign entities are translated to US dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders’ equity.

The Company uses forward exchange contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. At December 31, 2010 and 2009, the Company did not apply hedge accounting treatment to its forward exchange contracts. Accordingly the change in fair value of these contracts was recorded in other income.

Results of Operations

Revenue

Revenues for the years ended December 31, 2010 and 2009 were $26.2 million and $14.8 million, respectively, an increase of 77.0%.  Net loss to common stockholders was $3.9 million in 2010 compared to net income of $4.6 million in 2009.  Basic and diluted net (loss)/income to common stockholders per share was $(0.03) and $0.03 for 2010 and 2009, respectively.

General Construction. Construction revenues decreased to $7.3 million from $9.5 million for the twelve months ended December 31, 2010 compared to December 31, 2009.  The decrease is solely attributed to the U.S. Embassy Project in Fiji, which began in January 2007.

The Company has received two contracts with regard to the Embassy project.  The first contract, awarded in November 2006, was for approximately $42.6 million with subsequent change orders of $4.2 million, while the second contract, (notice to proceed given on April 6, 2010) is for $8.1 million.  Approximately 0.8% of the total project revenue related to the first contract was recognized during 2010 versus approximately 17.9% of total project revenue during 2009.  The first contract relating to the project was 99.4% complete at December 31, 2010 and 98.6% complete as of December 31, 2009 respectively.

For the twelve months ended December 31, 2010 the revenue was driven by several factors all associated with the degree of completion of each contract.  In 2010, 77.1% of the second contract was completed which includes the startup phase as well as the interior fit out of office space and the connection to utilities.  Construction activities on the first contract in 2010 included the exterior cladding and punch list work.  The construction activities during 2009 were related to the first contract and included activities such as window installation, finishing of testing of installed mechanical and electrical work and other processes related to completing the project.  The estimated $54.9 million combined revenue from the two contracts in connection with the U.S. Embassy project in Suva, Fiji, is recognized using the percentage-of-completion method of accounting.

Power Generation Services. Power generation plant revenue increased 17.8% to $6.3 million in 2010 from $5.3 million in 2009. The increase was due to the combination of increased revenues in Fijian and CNMI operations.  Our Fijian operations contributed $881K to the increase due to larger demand of energy produced from the diesel versus hydro generated power.  FEA has several options to produce power, the most significant are diesel and hydro.  The hydro power’s availability is dependent upon the amount of rain the country receives.  Due to a shortage of rain throughout 2010, FEA required more diesel-based power. Revenue from the CNMI power plant increased by $67K due to a combination of contractually higher rates that went into effect in March of 2009 as well as slightly increased power production due to higher demand.

RF Transmitter Design, Installation and Service. Transmitter design and installation revenues relate to the TransRadio subsidiary which was purchased in December 2009.  Revenues are recognized pursuant to the terms of the contracts with the client, which requires customer approval of the operation of the equipment prior to invoicing.  Therefore revenue of $12.6 million for 2010 represents those contracts that were completed during the year which received customer approval and release.  For the same period ended December 31, 2009, revenues of $18.0 million were recognized (although these amounts are not reported in the 2009 column as TransRadio was purchased in December, 2009).  Revenues vary depending upon the size and number of contracts completed during a period.  In 2010 there were three contracts over $500K while in 2009 there were nine large projects with contracts over $500K contributing to the higher 2009 revenues.  As noted above, Transmitter design and installation costs are cyclical and due to the world economic decline, our revenues in this segment were negatively impacted.

Service Fees-Related Party. Service fees decreased to $1,224 in 2010 from $11,767 in 2009. The decrease was due to a lower demand for Pernix Group’s purchasing services in locating products to be used by SHBC, our primary customer for this line of revenue.

Finance Lease Revenues. Finance lease revenues decreased to zero in 2010 from $5K in 2009. The decrease is due to the sales type lease for the Tinian power plant being fully amortized as of February 2009.

Other income/(expense). Net other income/(expense) decreased to ($0.7) million in 2010 from an income of $4.9 million in 2009 due primarily to interest expense ($0.3) million, foreign currency exchanges losses ($0.2) million and other income/(loss), net ($0.1) million compared to 2009 in which the gain on the bargain purchase of TransRadio ($5.2 million) was recognized.

Expenses

General Construction Costs (including Construction Costs-Related Party). Total construction costs, including construction costs — related party, decreased to $6.0 million from $8.0 million for the twelve months ended December 31, 2010 compared to December 31, 2009.  As noted earlier, there are two contracts associated with the Embassy project, the first contract is near completion while the second contract started in the second quarter of 2010. As the main Embassy contract nears completion, the Company experienced a decrease primarily in subcontractor, material and labor costs during 2010 compared to 2009.  The original contract was 99.4% complete at December 31, 2010 and 98.6% complete as of December 31, 2009.  Meanwhile, the new contract work began during the second quarter and contributed approximately $5.4 million to the costs included in this category during 2010.  Costs included in this category were primarily for labor, material and subcontractor costs associated with the project start up, the interior fit out of office space and the connection to utilities.

Power Generation Services Operation and Maintenance Costs. Operations and maintenance costs decreased by $84K during 2010 to $3.1 million as compared to $3.2 million during 2009.  TFL contributed $139K to the positive variance due to lesser maintenance costs in 2010 than 2009, these normal maintenance costs can vary due to the amount and type of spare parts required as well as the production hours on the engines.  Partially offsetting the reduction in expenditures was an increase of power generation costs of approximately $55K at CNMI primarily driven by higher costs for oil used by the engines (not for fuel) and consumables in 2010 compared to 2009.

RF Transmitter Design, Installation and Service Costs. Transmitter design and installation costs are associated with the generation of revenues by TransRadio, which was acquired during December 2009 with additional investments in their stock during 2010.  The $9.8 million in cost of revenues during 2010 compared to pre-acquisition costs of revenue amounting to approximately $13.0 million during 2009.  The $3.2 million decrease was due to lower sales in 2010.  On a percentage of revenue basis, transmitter costs were 9.0% higher in the 2010 period due to the combination of the product mix of the related revenues with an inventory write down of approximately $300K.  The inventory adjustment was due to a review of the company’s inventory for obsolescence post purchase of TransRadio.

Provision for Uncollectible Accounts. Provision for uncollectible accounts decreased to zero in 2010 from $850 in 2009. The decrease was wholly related to TCNMI receivables.

Salaries and Employee Benefits. Salaries and employee benefits increased 262% to $5.9 million for year ended December 31, 2010 from $1.6 million for the year ended September 30, 2009.  This increase was due primarily to the acquisition of TransRadio costs of $3.9 million, which has a large engineering and support staff, the costs of which are included in this category.  In addition, approximately $0.4 million of this increase is related to additional personnel hired over the last year to improve the quality of our bids and ultimately increase the number of awarded construction projects.

Occupancy and Equipment. Occupancy and equipment expenses increased 280% to $0.5 million for the year ended December 31, 2010 from $0.1 million for the year ended December 31, 2009. The increase was due to TransRadio expenses of $0.4 million as these expenses were not consolidated with the Pernix Group in 2009 as the TransRadio was purchased at the end of 2009.

General and Administrative Expenses.  General and administrative expenses were $3.9 million during the year ended December 31, 2010 or $2.2 million higher than the period ended December 31, 2009.  The increase was due to the acquisition of TransRadio and represents primarily their costs for accounting, facility and related costs.  In addition, increased travel and country research expenses were incurred in response to much higher levels of construction bidding for US Government projects located in foreign countries.  These travel and research costs are necessary expenses in order to evaluate the construction site, local laws and other related activities to ensure that our proposals incorporate all construction and country specific related costs.

Income Tax Expense. Pernix Group recognized an income tax provision of $0.6 million in 2010, an increase from $0.3 million in 2009. The year over year increase in income tax expense was due to the impact of increased current tax expense related to increased 2010 income in the Company’s Fijian operations. Pernix Group had net operating loss carry forwards for U.S. purposes of approximately $21.5 million and $20.8 million at December 31, 2010 and 2009, respectively. The Company has approximately $48.0 million of net operating loss carry forwards for the Commonwealth of Northern Mariana Islands.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force” which updates a former ASU “Revenue Recognition.” Furthermore, the ASU provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. This ASU is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011; however, early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In December 2009, the FASB issued an ASU, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. The ASU amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This ASU requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. This ASU may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This ASU is effective for the Company’s fiscal year beginning January 1, 2010. The Company has entered into several joint venture agreements that have variable interests.  These agreements have been reviewed by the Company which has determined that the Company has a controlling interest in these agreements and that it has properly reflected and disclosed the nature of these agreements.

In January 2010, the FASB issued ASU “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements This ASU amended certain earlier provisions, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure. Certain provisions of this ASU are effective for the Company for the fiscal year beginning January 1, 2011. These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements. The Company does not believe the adoption of this ASU beginning January 1, 2011 will have a material impact on its financial statements or disclosures.

Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all noncancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment, in effect at December 31, 2010 and 2009 and total $0.8 million and $1.0 million, respectively. The Company does not guarantee residual value of any leased assets. There were no off balance sheet purchase commitments as of December 31, 2010 and 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Pernix Group, Inc.

We have audited the accompanying consolidated balance sheets of Pernix Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. Pernix Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pernix Group, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Skokie, Illinois
April 13, 2011

PERNIX GROUP, INC.

Consolidated Balance Sheets

December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,287,593	$2,994,989
Marketable securities	—	193,788
Accounts receivable less allowance for doubtful accounts of $170,068 at December 31, 2010 and $172,142 at December 31, 2009	3,124,591	3,242,666
Retainage receivables	405,599	—
Related party receivables	—	180,888
Work in process	3,345,552	4,036,546
Inventories	4,768,879	4,873,458
Restricted cash	277,585	310,117
Customer backlog	—	292,178
Prepaid value added tax	1,554,830	4,178
Prepaid expenses and other current assets	471,267	461,953
Total current assets	18,235,896	16,590,761
Property, plant, and equipment, net	713,248	639,728
Restricted Cash greater than one year	620,796	652,573
Other assets	176,960	399,901

Intangible assets:
Customer Relationships	1,406,768	1,563,080
Trademark	936,984	936,984
Total assets	$22,090,652	$20,783,027
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$370,983	$276,343
Accounts payable	2,978,964	2,121,518
Accounts payable — related party	3,894	7,195
Accrued expenses	2,428,393	1,902,825
Interest payable — related party	291,100	214,064
Tax liability	1,762,049	75,583
Other current liabilities	66,051	563,036
Short term debt	968,846	1,448,210
Prepayments received on orders	2,641,329	1,616,612
Billings in excess of costs and estimated earnings	1,105,091	529,995
Dividend payable	38,324	—
Total current liabilities	12,655,024	8,755,381

Other non current liabilities	189,404	72,197
Deferred tax liability	436,098	575,130
Total liabilities	13,280,526	9,402,708

Commitments and Contingencies

Equity:
Pernix Group, Inc. and Subsidiaries stockholders’ Equity
Convertible preferred stock, $0.01 par value authorized 50,000,000 shares, 389,250 issued and outstanding at December 31, 2010 and none at December 31, 2009.	3,893	—
Common stock, $0.01 par value. Authorized 200,000,000 shares, 140,881,235 issued at December 31, 2010 and 139,574,567 at December 31, 2009.	1,408,812	1,395,746
Additional paid-in capital	76,607,056	73,692,529
Accumulated deficit	(69,932,707)	(66,031,010)
Accumulated comprehensive (loss)	(629,349)	(604,440)
Total Pernix Group, Inc. and Subsidiaries stockholders equity	7,457,705	8,452,825
Noncontrolling Interest	1,352,421	2,927,494
Total equity	8,810,126	11,380,319
Total liabilities and equity	$22,090,652	$20,783,027

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

Consolidated Statements of Operations

Years ended December 31, 2010 and 2009

	2010	2009
Revenues:
Construction revenues	$7,279,953	$9,476,144
Transmitter design and installation	12,613,381	—
Service fees — power generation plant	6,264,769	5,316,842
Service fees — related party	1,224	11,767
Finance lease revenue	—	5,349
Gross revenues	26,159,327	14,810,102
Costs and expenses:
Construction costs	6,040,975	7,960,013
Construction costs - related party	—	185,291
Transmitter design and installation cost	9,831,444	—
Operation and maintenance costs - power generation plant	3,129,482	3,213,687
Provision for unbilled and uncollected accounts	—	850
Cost of revenues	19,001,901	11,359,841
Gross profit	7,157,426	3,450,261
Operating expenses:
Salaries and employee benefits	5,947,079	1,639,921
Occupancy and equipment	401,895	32,659
Occupancy - related party	101,754	99,714
General and administrative	3,922,612	1,685,814
Total operating expenses	10,373,340	3,458,108
Loss from operations	(3,215,914)	(7,847)

Other income (expense):
Interest (expense)/income, net	(257,585)	48,511
Interest expense - related party	(77,036)	(75,384)
Foreign currency exchange (loss)	(188,436)	(380,440)
Other (loss)/income, net	(128,510)	91,469
Gain on bargain purchase, net of deferred tax liability	—	5,222,080
Total other income/(expense)	(651,567)	4,906,236

(Loss)/income before income taxes	(3,867,481)	4,898,389
Income tax expense	587,665	281,039
Consolidated net (loss)/income	(4,455,146)	4,617,350

Less: Net (loss) attributable to noncontrolling interest	(591,773)	(15,633)

Net (loss)/income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(3,863,373)	4,632,983

Less: Preferred stock dividends	38,324	—

Net (loss)/income attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(3,901,697)	$4,632,983

Basic and diluted (loss)/income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.03)	$0.03
Weighted average shares outstanding	140,587,682	136,712,912

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2010 and 2009

				Accumulated
				Other			Additional
		Comprehensive	Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	Income (loss)	deficit	income (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2008	$3,055,660		$(70,663,993)	$(259,992)	$1,366,406	$—	$71,521,369	$1,091,870

Sale of common stock - 2,934,000 shares at $0.75 per share	2,200,500	—	—	—	29,340	—	2,171,160	—
Comprehensive income (loss):
Net income(loss)	4,617,350	$4,632,983	4,632,983	—	—	—	—	(15,633)
Dividend				—	—	—	—	—
Foreign currency translation adjustment	(344,448)	(344,448)	—	(344,448)	—	—	—	—
Comprehensive income:	4,272,902	$4,288,535
Fair value of noncontrolling interest in connection with business combination	1,851,257		—	—	—	—	—	1,851,257
Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$—	$73,692,529	$2,927,494

Sale of common stock - 1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$—	$966,935	$—
Sale of preferred stock - 389,250 shares at $5.00 per share	1,946,250	—	—	—	—	3,893	1,942,357	—
Comprehensive income (loss):
Net loss	(4,455,146)	(3,901,697)	(3,863,373)		—	—	—	(591,773)
Foreign currency translation adjustment	(98,283)	(98,283)	—	(24,909)	—	—	—	(73,374)
Comprehensive income (loss):	(4,553,429)	$(3,999,980)
Preferred Stock dividends	(38,324)		(38,324)	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interest	(948,278)		—	—	—	—	5,235	(953,513)
Contributions from noncontrolling interest	43,587		—	—	—	—	—	43,587

Balance at December 31, 2010	$8,810,126		$(69,932,707)	$(629,349)	$1,408,812	$3,893	$76,607,056	$1,352,421

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and December 31, 2009

	2010	2009
Cash flows from operating activities:
Consolidated net (loss)/income	$(4,455,146)	$4,617,350
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
cash used in operating activities:
Depreciation	203,119	120,074
Amortization of intangibles	448,490	—
(Gain) on sale or disposal of fixed assets	(14,791)	(1,773)
(Gain) on bargain purchase, net of deferred tax liability	—	(5,222,080)
Provision for unbilled and uncollected accounts	1,016	—

Changes in assets and liabilities:
Short term investments	187,068	3,080
Accounts receivable	(465,401)	2,951,475
Accounts receivable - related party	180,888	(180,888)
Work in process	426,374
Inventories	(79,457)
Prepaid expenses and other current assets	(1,184,065)	264,146
Net investment in sales-type lease	—	454,651
Other assets	485,987	3,883
Accounts payable	961,478	(1,124,196)
Accounts payable - related party	(3,301)	(7,335)
Accrued expenses	576,647	(156,075)
Interest payable - related party	77,036	75,384
Prepayments received on account of orders	1,144,511	—
Billings in excess of cost and estimated earnings	611,017	(4,099,946)
Other liabilities	1,408,452	(914,360)
Deferred tax liability	(139,032)	—
Net cash provided by/(used in) operating activities	370,890	(3,216,610)
Cash flows from investing activities:
Acquisition of additional subsidiary stock	(1,934,855)	(2,049,685)
Investment in Pernix/UEI Joint Venture	—	5,251
Proceeds from sale of equipment	19,233	1,773
Capital expenditures	(315,785)	(56,418)
Net cash (used in) investing activities	(2,231,407)	(2,099,079)
Cash flows from financing activities:
(Decrease)/increase in indebtedness	(275,004)	9,094
Proceeds from sale of stock	2,919,906	2,200,500
Capital contributions from minority interest holders	2,719	—
Joint venture equity	6,345	—
Net cash provided by financing activities	2,653,966	2,209,594

Effect of exchange rate changes on cash and cash equivalents	499,155	(212,802)
Net increase/(decrease) in cash and cash equivalents	1,292,604	(3,318,897)
Cash and cash equivalents at beginning of period	2,994,989	6,313,886
Cash and cash equivalents at end of period	$4,287,593	$2,994,989
Supplemental disclosure:
Cash paid during the period for interest	$77,779	$—
Cash paid during the period for income taxes	$371,737	$289,226

Supplemental disclosure of noncash transactions:
Deferred stock dividends payable	$38,324	$—

See accompanying notes to consolidated financial statements.

Pernix Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group, Inc. (“Pernix Group” or the “Company”), formerly Telesource International, Inc., was established in 1995 and was incorporated in Delaware in 2001 and as of December 31, 2010 is 96.9% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The term “SHBC” refers to Sayed Hamid Behbehani & Sons, Co., WLL. Pernix Group is an international company engaged in three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.

The Company conducts its operations through the parent and its four subsidiaries. From Lombard, Illinois, Pernix Group’s construction group bids on construction and operations and maintenance projects as well as manages its procurement, export, and shipping of U.S. fabricated products for use by the Company’s subsidiaries or for resale to customers outside of the mainland. The Company’s subsidiary Pernix/SHBC Joint Venture, formerly Telesource International Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture L.P., also bids on construction projects. The Company’s Northern Mariana Islands subsidiary, Telesource CNMI, Inc. (TCNMI), handles the management of the Company’s energy conversion facilities in the Commonwealth of the Northern Mariana Islands. The Company’s other wholly-owned subsidiary, Telesource (Fiji), Ltd. (TFL), manages the Company’s power generation activities in Fiji.  Pernix Group acquired a 54.4% controlling interest in the common voting shares of TransRadio SenderSysteme, Berlin, AG (TransRadio) on December 28, 2009, with subsequent purchases in 2010 resulting in an 82.0% controlling interest as of December 31, 2010. Through this new German subsidiary we engage in the design, distribution and installation of RF transmitter systems and provide related services at customer sites world-wide including but not limited to large projects in Europe, Asia and Africa.

The Company is a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to private clients and public agencies. We offer general contracting, operations and maintenance services (O&M), pre-construction planning and comprehensive project management services. The construction projects include government facilities such as the U.S. embassy facility in Suva, Fiji and the design and construction of airport runways. Pernix Group also constructs and manages the operation of energy conversion power plants. The Company is a global provider of power plant engineering, design, procurement, construction, operations and maintenance services. We have the capabilities to address a variety of power generating requirements, from initial conceptual design, to construction, and through operating and maintaining power facilities. Our energy O&M services are designed to improve the operating performance of a particular facility and to reduce overall power generation costs to our customers. The Company also invests in Energy Projects as an Independent Power Producer (IPP). In Fiji and in Tinian, an island in the Commonwealth of the Northern Mariana Islands (CNMI), which is a U.S. Territory, the Company operates three diesel fired electric power generation plants (two in Fiji and one in CNMI) for the sale of electricity to the local power grids. In Germany, the Company’s TransRadio subsidiary develops, produces and distributes RF transmitting and receiving equipment for broadcast and transmission, and provides services for transmitter systems. The products include providing high power radio transmitters to a host of customers through contracts for projects located primarily in Europe, Africa and Asia. TransRadio conducts its business under contracts that often require more than one year to complete and the Company therefore utilizes customer advance payments coupled with its own liquidity to carry work in process inventory for more than a year. Other business segments generally operate in less than a one year operating cycle.

Selected financial data for each segment can be found in Note 21 — “Reportable Segments and Geographic Information” to the accompanying consolidated financial statements. The Lombard facility (“trading”) operations are included in the power generation segment results and are not material for 2010 or 2009.

2. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts and self-insurance accruals. Actual results could differ from those estimates.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the 2010 presentation.

Liquidity—The Company experienced positive cash flow of $0.4 million in 2010 and negative cash flows of $3.2 million in

2009 from operations. The Company received $2.9 million and $2.2 million in equity infusion for investing, payment of debt and funding of operations from Ernil Continental, SA., BVI and Halbarad Group, Ltd., BVI, majority stockholders in 2010 and 2009, respectively. During the latter part of 2005, a new management team was promoted and hired to develop a plan to improve operations. The new management team has implemented new marketing and sales plans as well as improvements in the Company’s systems and controls. Management plans to improve profitability and cash flow by reducing costs and securing additional projects. However, no assurance can be given that such increased revenues will be achieved. The Company has and expects to continue to seek support from its principal stockholders, Ernil Continental, S.A., BVI., Halbarad Group, Ltd., and Affiliates, for its operations, and for working capital needs, and business expansion as may be required. Ernil Continental, S.A., BVI., Halbarad Group, Ltd., and Affiliates have continued their support of the Company.

Revenue Recognition— We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.

Construction Revenue.    Revenue from construction contracts are recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.  The Company records a portion of depreciation in cost of revenue.

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

Power Production Revenue.    The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period. Revenue associated with the sale of the Tinian power plant constructed and sold under a sales-type lease, measured as the present value of noncancelable rents, was recognized in connection with recording the loss on sale in 1997 and 1998. The Company recognizes finance lease revenue on the resulting sales-type lease receivable at a constant rate using the interest method. Service revenues received from operating and maintaining the Tinian power plant for the duration of the lease are recognized as earned based on actual kilowatt hours of electricity produced and delivered to the lessee’s customers. To the extent that variable payments based on kilowatt-hours of production exceed the fair value of operation and maintenance services provided, the Company recognizes such contingent payments as additional finance lease revenue as they are earned. The sales-type lease ended in February of 2009 and as such, all related lease activity related to the Tinian power plant was terminated in 2009.

Transmitter Revenue.    Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time, the prepayments are recorded as revenue.

Certain TransRadio contracts require training services separate from acceptance of provisions and are generally provided after the delivery of the product to the customer. These services are a separate element of the contract that is accounted for as revenue is earned. The amount attributable to services is based on the fair value of the services in the marketplace and is typically stipulated separately with the customer.

Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of December 31, 2010 and 2009, the Company had no significant net receivables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Restricted Cash—TransRadio maintains bank deposits that are pledged to financial institutions as security for bank guarantees of performance obligations to TransRadio’s customers. TransRadio is restricted from access to these balances until the related performance obligations are complete. The Company classifies the restricted cash that is accessible within one year as “restricted cash — current” and cash that is not accessible until after one year as “restricted cash — non-current” in the Consolidated Balance Sheet. As of December 31, 2010, total restricted cash deposits amounted to $898,381, of which $277,585 was reported as restricted cash — current and $620,796 was reported as restricted cash — non-current. As of December 31, 2009, total restricted cash deposits amounted to $962,690, of which $310,117 was reported as restricted cash — current and $652,573 was reported as restricted cash — non-current.

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

•      Client type—federal or state and local government or commercial client;

•      Historical contract performance;

•      Historical collection and delinquency trends;

•      Client credit worthiness; and

•      General economic conditions.

Fair Value of Financial Instruments—The Company determines the fair values of its financial instruments, including short-term investments, debt instruments and derivative instruments, and pension and post-retirement plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability. The Company categorizes its instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. See also Note 12.

The Company’s fair value measurement methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Although the Company believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

Property and Equipment—Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

Inventory—Inventories are valued at the lower of cost or market. Fiji inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. TransRadio inventories are determined using the average cost method.

Long-lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell.

Intangible Assets—Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2010 and 2009, Pernix Group did not recognize asset impairment charges.

Foreign Currency Translation—The functional currency of the Company’s foreign operations is the applicable local currency with the exception of a Fijian division of the Pernix/SHBC JV. The financial position and results of operations of the Company’s Fijian division of the Pernix/SHBC JV are recorded using the local currency (Fijian dollars); however, the Company’s functional currency is U.S. dollars. The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities. The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities. An annual average exchange rate is used for each period for revenues and expenses. The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of operations.  The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense), net in the consolidated statements of earnings.

The Company is exposed to foreign currency exchange risk on various foreign transactions. The Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2010 and 2009, the Company did not apply hedge accounting treatment to its forward exchange contracts.

Concentration of Credit Risk—The Company maintains its cash accounts at numerous financial institutions. Those accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. Accounts that are non-interest bearing are insured up to the full amount on deposit. As of December 31, 2010, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $4,310,398, of which $898,381 is classified as restricted cash.  Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of December 31, 2010, the amount of bank deposits in these financial institutions was $3,160,398.

Income Taxes—Pernix Group, Inc., TransRadio, Telesource CNMI, Inc., and Telesource Fiji, Ltd. file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. TransRadio is a German Corporation and files a corporate tax return in Germany. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands (CNMI) corporation and files a corporate tax return for this Commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

The Company’s subsidiary, TransRadio, prepares its corporate income tax returns based on German tax code. The German tax liability is generally comprised of three components: corporate income tax of 15%, a solidarity tax and a trade tax. In connection with the 2009 acquisition of the controlling interest in TransRadio, a deferred tax liability of $0.6 million was recorded as an offset to the $5.8 million gain on the bargain purchase. The deferred tax liability was recorded at the German tax rate and related to the intangible assets that were acquired and will be amortized for book purposes but are not deductible for German tax purposes. No tax expense was recorded on indefinite lived intangible assets acquired (trade name) or on the gain on the acquisition of TransRadio under the assumption of permanent reinvestment.

The Company’s subsidiary, Telesource CNMI, Inc., prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $39K and $52K in 2010 and 2009, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

On January 1, 2007, the Company adopted FASB guidance on income taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Stock Based Compensation—The Company had stock incentive plans that provide for stock-based employee compensation, including the granting of stock options to certain key Directors. The plans are more fully described in Note 18.

3. Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification (ASC), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of an earlier Accounting Research Bulletin (ARB). This ASC requires all entities to report non-controlling interests in subsidiaries as a separate component of equity in the consolidated balance sheet and to reflect net income attributable to non-controlling interests below net income on the consolidated statement of income. The Company adopted this ASC during the first quarter ended December 31, 2009. Accordingly, prior periods have been restated to reflect these reclassifications.

In January 2010, the FASB issued an Accounting Standards Update (ASU), “Consolidation—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification”. In addition to expanding the disclosure requirements about the deconsolidation of a subsidiary, the ASU clarifies the scope of the decrease in ownership provisions . This ASU has been applied retrospectively to the first period of adoption which was during the first quarter ended December 31, 2009. The adoption had no impact on the Company’s consolidated financial statements as the Company has had no such decreases in ownership of its subsidiaries.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” It establishes the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Its adoption did not have an impact on the Company’s financial statements.

In February 2010, the FASB issued an ASU “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”. This ASU removes the requirement for a SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, the Company removed the related disclosure from the Notes to Consolidated Financial Statements. Consistent with past practice, the Company has evaluated subsequent events through the issuance date of our financial statements. The adoption did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued an ASC, “Business Combinations”. This ASC significantly changes the way companies account for business combinations and generally requires more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under this ASC, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. The ASC also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expects, but is not obligated to incur, must be recognized separately from the business acquisition. This pronouncement has been applied by the Company to all acquisitions consummated on or after January 1, 2009. Transaction costs expensed in the year ended December 31, 2010 as a result of the adoption of this ASC were $381K.

In March 2008, the FASB issued an ASC, “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of such instruments and activities on an entity’s financial position, financial performance and cash flows. It was effective for the Company beginning on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC, “Interim Disclosures about Fair Value of Financial Instruments.” It requires fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments and became effective for the Company in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective October 1, 2009, the Company adopted the fair value measurement guidance of the ASC “Fair Value Measurements and Disclosures” for all nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. These assets and liabilities recognized at fair value on a nonrecurring basis include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended December 31, 2010, the Company did not record any fair market value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

4. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued the ASU “Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force.” This ASU provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. This ASU is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The Company is currently evaluating the effect that this update will have on its financial statements.

In December 2009, the FASB issued an ASU, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This ASU requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. This ASU may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This ASU was effective for the Company’s fiscal year beginning January 1, 2010. The Company has entered into several joint venture agreements that have variable interests.  These agreements have been reviewed by the Company which has determined that the Company has a controlling interest in these agreements and that it has properly reflected and disclosed the nature of these agreements.

In January 2010, the FASB issued ASU “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements This ASU amended certain earlier provisions, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure. Certain provisions of this ASU are effective for the Company for the fiscal year beginning January 1, 2011. These provisions will require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements. The Company does not believe the adoption of this ASU beginning January 1, 2011 will have a material impact on its financial statements or disclosures.

5. Business Acquisition

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (TransRadio) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255. The acquisition was financed through the sale of 2,934,000 shares of the Company’s common stock, yielding $2,200,500, to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., who currently own approximately 96.9% of Pernix Group’s outstanding shares.

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

In connection with the acquisition of a controlling interest in TransRadio, the Company incurred an insignificant amount of acquisition related costs during 2009. The costs were expensed as incurred on the consolidated statement of operations. The Company also recorded the initial consolidation of TransRadio based on 100% of the fair values of TransRadio’s assets, liabilities and noncontrolling interest. The following table summarizes the fair values of the identifiable assets acquired, liabilities assumed, and noncontrolling interest at the acquisition date. The following amounts were converted from Euro to USD at the December 28, 2009:

December 28, 2009
Current assets
Cash and cash equivalents	$152,507
Accounts receivable (contractual amount due $2,981,156; estimated uncollectible $30,030	2,951,126
Inventories	7,631,998
Other current assets	987,882

Total current assets	11,723,513

Tangible assets	409,805
Intangible assets:
Customer relationship (10 year amortization period)	1,563,080
Tradename (indefinite lived)	936,984
Customer backlog (1 year amortization period based on customer acceptance)	292,178

Total intangible assets	2,792,242

Other non-current assets	754,224

Total assets acquired	15,679,784

Current liabilities
Short term debt and current maturities of long term debt	1,454,273
Prepayments received on account orders	1,623,530
Other current liabilities	2,684,693

Total current liabilities	5,762,496

Non-current liabilities	646,944

Total liabilities	6,409,440

Noncontrolling interest	$1,846,008

The fair value of the following non-financial assets, liabilities and noncontrolling interests were determined using the following methods resulting in increases to Level 3 valuation amounts:

Description of non-financial asset, liability or noncontrolling interest		Level of valuation	Amount
Customer relationships	Income approach-multiple period earnings method	3	$1,563,080
Trademark / tradename	Relief from royalty rate method	3	936,984
Backlog	Income approach — excess earnings method	3	292,178

The $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on stock trading price. Intangible assets identified in connection with the TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years. No significant amortization expense was incurred during 2009 related to these assets.

Description of indentifiable intangible assets	Amortization Period	Annual Amortization Amount 2010	Annual Amortization amount 2011-2015
Customer relationship	10 years	156,308	156,308
Customer backlog	1 year	292,178	N/A
Total Amortization for the period		$448,486	$781,540

The following table presents estimated amortization expense of existing intangible assets for the five ensuing years and thereafter:

Annual Amortization
2011	$156,308
2012	156,308
2013	156,308
2014	156,308
2015	156,308
Thereafter	625,228
Total	$1,406,768

On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154.  In October of 2010, the company purchased another 351,000 shares for $984,701 representing an additional 4% of TransRadio common voting shares bringing the Company’s ownership of TransRadio to 82%.

6. Marketable Securities

The Company’s investments in marketable securities are categorized at the date of acquisition as trading, held-to-maturity, or available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in common equity as a component of accumulated other comprehensive income (loss). Available-for-sale securities are classified as noncurrent assets unless the intent is to sell the security within 12 months. As of December 31, 2009, the Company held available for sale securities that were purchased in connection with the TransRadio acquisition on December 28, 2009 and have a fair value of $132,546, approximating the amortized cost of the investments.  As of December 31, 2010, all of the available for sale securities were sold. The Company had no trading or held to maturity securities as of or during the years ended December 31, 2010 or 2009. The specific identification method is used to determine realized gains or losses on the sale of marketable securities. There were no significant unrealized gains or losses or realized gains or losses on the sale of marketable securities during 2010 or 2009.

7. Accounts Receivable—Net

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from sales of goods to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Construction contracts completed and in progress	$1,372,501	$—
Trade and other	2,327,757	3,414,808
Less: allowance for doubtful accounts	(170,068)	(172,142)
Total accounts receivable—net	$3,530,190	$3,242,666

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 31, 2010 and 2009, the accounts receivable balance of Commonwealth Utilities Corporation (CUC), the major power production customer of TCNMI, amounted to $583,200 and $432,586, respectively. As of December 31, 2010 and 2009, the accounts receivable balance with the FEA amounted to $516,459 and 260,883, respectively. As of December 31, 2010 and 2009, the accounts receivable balance with the OBO totaled $1,372,501 and zero, respectively.  Included in the OBO receivable amount is retainage receivable of $405,559, which is expected to be collected in 2011.  As of December 31, 2010 and 2009, the accounts receivable balance of TransRadio’s customers amounted to $1,057,452 and $2,535,559, respectively.

8. Work in Process and Inventories

As of December 31, the components of inventories are as follows:

	December 31, 2010	December 31, 2009
Work in process	$3,345,552	$4,036,546
Raw Materials	3,426,630	3,563,635
Supplies	1,342,249	1,309,823
Inventories	$8,114,431	$8,910,004

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

9. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2010	December 31, 2009
Building/leasehold improvements	$144,702	$113,859
Transport	373,498	420,309
Plant & construction machinery and equipment	920,781	829,780
Office furniture and equipment	576,555	521,308
Computer, software and communication equipment	1,088,283	1,072,871
	$3,103,819	2,958,127
Less accumulated depreciation	(2,390,571)	(2,318,399)
Net property, plant and equipment	$713,248	$639,728

Total depreciation expense was $203,119 and $120,074 in 2010 and 2009, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining life of the lease or its estimated useful life.

10. Billings in Excess of Costs on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. In 2010 and 2009, balances for billings in excess of cost and estimated earnings were $1,105,091 and $529,995, respectively. Total billings for the projects in 2010 and 2009 totaled $7,855,049 and $5,376,198, respectively.

11. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and/or procurement of the equipment. As of December 31, 2010 and 2009, the amount recorded as advanced payments received on account of orders is $2,641,329 and $1,616,612, respectively, reflecting the fair value of the obligation as of the acquisition date.

12. Short-term Borrowings

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (ANZBGL). The revised credit facility is in the amount of FJD $200,000 for the purchase or leasing of vehicles. The Company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008. In October of 2009, the Company terminated its credit facility with ANZBGL.

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $666,950 at December 31, 2010) bank credit agreement with a German bank, which renews annually in December. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum. As of December 31, 2010 and 2009, $370,983 and $276,343, respectively, under the credit line has been drawn.

TransRadio has outstanding short-term debt at December 31, 2010 with Bent Marketing Ltd amounting to $400,170 and Fedor Commercial Corporate Loans amounting to $568,676. These loans are due in full at June 30, 2011 and have an interest rate of 5%.

13. Fair Value Measurements

In September 2006, the FASB issued an ASC, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This ASC was effective for the Company on October 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually).

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the year ended December 31, 2010, the Company did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

14. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Germany, Fiji and CNMI. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Note 2 regarding the Company’s foreign revenues. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

Pernix Group utilized foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the U.S. embassy construction project in Fiji and receipts for the transmitter project in Qatar. As of December, 31, 2009, all of the foreign currency forward exchange contracts related to Fiji and the Qatar contracts had expired. As of December 31, 2010 and 2009 a receivable balance of $0 and $171,735, respectively, reflected the fair value of the asset.

The Company had standby letters of credit and financial guarantees. Pernix/SHBC JV was required to obtain two stand-by letters of credit representing performance and payment bonds on its most recent construction project, the United States Embassy in Fiji. The Company was able to obtain these stand-by letters of credit with Al Ahli Bank of Kuwait and confirmed by the Bank of New York Mellon. These stand-by letters of credit expired on October 15, 2009 and were not renewed as they were no longer required by the contract.

15. Leases

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense.  None of the Company’s current lease agreements have been determined to be capital leasing agreements.

Future minimum lease payments at December 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending December 31,
2011	$634,178
2012	596,670
2013	31,292
2014	13,633
2015	—
Thereafter	—

Total	$1,275,773

Lease expense was $678,250 and $120,599 for the years ended December 31, 2010 and 2009, respectively.

On April 1, 2007, the Company entered into a sublease with Computhink, a related party, for a term of four years from May 1, 2007 through April 30, 2011. The sublease calls for a base rental payment of $6,791 per month in the first year with a 3.0% escalation in the monthly rate in each of the three subsequent years. The base monthly amount includes rent and reception services.

We lease certain buildings, cars and equipment in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases will expire in 2014. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. TransRadio’s expense for the years ended December 31, 2010 and 2009 was $557,591and $522,219, respectively. There was no rental income from subleases during these periods.

16. Stockholders’ Equity

Preferred Stock Units—The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).  As of December 31, 2010 and December 31, 2009, 38 million shares and 40 million shares, respectively, were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of December 31, 2010 and December 31, 2009, no Series A Preferred Stock has been issued.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During 2010, the Company issued 389,250 shares of Series B Preferred Stock.  Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement.  As of December 31, 2010, and December 31, 2009, 398,250 and 0 shares, respectively, of the Series B Preferred Stock were issued and outstanding.  As of December 31, 2010, and December 31, 2009, preferred share dividends of $38,324 and zero, respectively, were accrued.

Common Stock Offering—As of December 31, 2010 and 2009, 140,881,235 and 139,574,567 shares of the Company’s common stock were issued and outstanding, respectively. During 2010 and 2009, Pernix Group issued 1,306,668 and 2,934,000 Common Shares, respectively, to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI at a price of $0.75 and $0.75 per share totaling $980,001 and $2,200,500, respectively.

17. Earnings per share

In accordance with the disclosure requirements of Statement of Financial Accounting Standards regarding earnings per share, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	December 31, 2010	December 31, 2009
Numerator — Net income/(loss)	$(3,863,373)	$4,632,983
Less: Preferred stock dividends	38,324	—
Basic and diluted net income/(loss) available to common stockholders	(3,901,697)	4,632,983

Denominator — weighted average common shares	$140,587,682	$136,712,912

Basic and diluted earnings per share	$(0.03)	$0.03

The Series B Preferred Stock, stock options, stock warrants, and convertible debt are not included in the computation of diluted consolidated net (loss)/income per common share because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted consolidated net (loss)/income per common share was 64,875,000 and 180,000 as of December 31, 2010 and December 31, 2009, respectively.

Fully-vested options to purchase 180,000 shares of common stock were granted under the 2,000 non-employee director stock option plan. These options were not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e., reduce the loss per share) at December 31, 2009.  These options were not exercised and the related stock option plan expired in August 2010 meaning these options were not factored into the diluted earnings per share calculation at December 31, 2010.

The warrants were issued at various dates during 2003 and 2004, of which the remaining 500,000 warrants expired in 2009. No warrants were outstanding at December 31, 2010 and 2009, respectively.  These warrants, therefore, were not factored into the diluted earnings per share calculation at December 31, 2010 or 2009.

Options to convert each share of preferred stock into shares of common stock were granted under the Preferred Stock Purchase Agreements. These shares of common stock were not included in the computation of diluted earnings per share as the effect of the conversion of these instruments would be anti-dilutive (i.e., reduce the loss per share) at December 31, 2010.  The total number of shares excluded was 64,875,000 at December 31, 2010.  No shares of convertible preferred stock were outstanding at December 31, 2009.

18. Stock Plans

2000 Non-Employee Director’s Stock Option Plan—In January 2001, the Company’s board of directors adopted the 2000 Non-Employee Director’s Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3-year period from the anniversary of the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. Options outstanding at December 31, 2010 and 2009 were 180,000 weighted average shares with an exercise price of $1.25.  There were no options granted, exercised or cancelled during the year.  Shares available for future grants were 105,000.  This plan expired in August 2010.

2000 Incentive Stock Option Plan—In January 2001, the Company’s board of directors adopted the 2000 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, under which 888,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3-year period from the anniversary of the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. As of December 31, 2010 and 2009, no options had been awarded under this plan.  This plan expired in August 2010.

2000 Non-Qualified Stock Option Plan—In January 2001, the Company’s board of directors adopted the 2000 Non-Qualified Stock Option Plan that provides for the issuance of nonqualified stock options to employees. Under the terms of this plan, under which 27,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at less than fair market value, become exercisable immediately on the date of grant, and expire 10 years from the date of grant. As of December 31, 2010 and 2009, no options had been awarded under this plan.  This plan expired in August 2010.

19. Income Taxes

The Company’s major tax jurisdictions include the United States, Illinois, the Commonwealth of the Northern Mariana Islands, Fiji and Germany. The related tax returns are examined by the Internal Revenue Service, Illinois Department of Revenue, the Division of Revenue and Taxation of the Commonwealth of the Northern Mariana Islands, the Fiji Islands Revenue and Customs Authority and the Federal Central Tax Office, respectively. For TransRadio the years of 2008 through 2010 remain subject to examination.

Income tax expense (benefit) consists of:

Year ended December 31, 2010	Current	Deferred	Total
Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	587,665	—	587,665
Total	$587,665	$—	$587,665

Year ended December 31, 2009	Current	Deferred	Total
Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	281,039	—	281,039
Total	$281,039	$—	$281,039

Current Tax Expense

In 2010, the Company recorded a loss for financial reporting purposes as well as a loss for income tax reporting purposes and, therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.  Foreign tax expense (benefit) of $518,734 was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 29%. The power generation business in Fiji had pre-tax income of $1,884,628 in 2010, while the construction business had pre-tax loss of $17,439. TransRadio operations produced a foreign income tax (benefit) of $68,931. German taxes are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax.

In 2009, the Company had taxable losses and therefore, no current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations. Foreign tax expense (benefit) of $284,536 was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 29%. The power generation business in Fiji had pre-tax income of $963,205 in 2009, while the construction business had pre-tax income of $13,139. TransRadio operations produced a foreign income tax (benefit) of ($3,497). German taxes are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax. No current tax expense was incurred related to German operations (TransRadio) as the Company was not acquired until December 28, 2009.

Deferred Tax (Expense or Benefit)

No deferred tax expense was recorded in either 2010 or 2009.

In 2009, the Company had income for financial reporting purposes that was primarily caused by the bargain purchase gain on the acquisition of TransRadio. No deferred tax expense was recorded on the bargain purchase gain related to the acquisition of TransRadio as the Company intends to maintain and permanently reinvest in TransRadio for the foreseeable future. Had the Company recorded the deferred tax liability on this gain it would have amounted to approximately $1.7 million at a 40% U.S. tax rate. The Company also did not book a deferred tax liability on the trademark intangible asset recorded in connection with the TransRadio acquisition because the asset is indefinite lived and therefore is not amortized for book purposes nor are they deductible under German tax code. The customer backlog asset will be amortized for book purposes in 2010 based on customer acceptance, while the customer relationship intangible asset which will be amortized for book purposes in 2010 — 2019 in the amounts of $0.2 million in 2010 and $0.2 million per year, respectively. These amounts are not deductible under the German tax code. Therefore, a deferred tax liability of $0.6 million was recorded, and the amount was determined by applying the German tax rate of 31% to the intangible asset values totaling $1.8 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred Tax assets:
Net operating loss carry forwards	$21,500,000	$20,800,000
Accrued expenses	344,000	265,000
Total gross deferred tax assets	21,844,000	21,065,000
Less valuation allowance	21,844,000	21,065,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $21,844,000 and $21,065,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $779,000 and a decrease of $1,725,000, respectively, aligning with the change in the amount of the underlying deferred tax assets thereby maintaining a 100% valuation allowance against the asset. In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the tax planning strategies available to the Company.

At December 31, 2010 and 2009, the Company has total net operating loss carry forwards from U.S. operations of approximately $13.6 and $12.3 million, respectively, and approximately $48.0 and $47.1 million, respectively, from its operations in the Commonwealth of Northern Mariana Islands. The net operating loss carry forwards expire in the years 2017 through 2028. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 29%, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009
Income tax (benefit) at statutory rate	$(1,314,944)	$1,665,452
Difference between U.S. tax rate and Fiji tax rate	(93,359)	(48,817)
Change in prior year’s deferred tax estimate	1,170,788	(308,496)
Other	46,180	(2,100)
Provision/(benefit) not recognized due to valuation allowance	779,000	—
Income not subject to tax gain on bargain purchase	—	(1,025,000)
Provision (benefit) for income taxes	$587,665	$281,039

As of January 1, 2007, the Company adopted FASB guidance pertaining to accounting for uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to the guidance, the Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2005 through 2009 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the guidance.

20. Commitments and Contingencies

The Company is involved in various litigation proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction defects. The Company estimates that, if the plaintiff is successful, the Company may have an estimated liability in the range of $500,000 to $1,000,000. The Company accrued a $300,000 estimated loss in 2004, $200,000 in 2006 and an additional $609,000 during 2007. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007. In 2008, the Company paid $92,817 to claimants resulting in an accrual of $877,183 at December 31, 2008. No incremental accruals or payments were made during 2009 or 2010. These amounts are reflected under accrued expenses as of December 31, 2010. The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss these claims.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at a Company power plant for which it is inadequately insured or subject to a coverage exclusion, and Pernix Group is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, Pernix Group may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. Although the equipment is covered under its insurance, the Company is liable for the deductible of 1,250,000 FJD (which may range up to approximately $684,750 USD at December 31, 2010).

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December 2009. As of December 31, 2010 and 2009, the accrued warranty obligation of TransRadio amounts to $70,192 and $178,303, respectively. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

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

During November 2006, the Company revised its credit facility agreement with Australia and New Zealand Banking Group Limited (ANZBGL). The revised credit facility is in the amount of FJD $200,000 for the purchase or leasing of vehicles. The Company had three leases for motor vehicles each running 36 months from November 22, 2006 through October 31, 2009. The three leases were paid in full in September 2008. In October of 2009, the Company terminated its credit facility with ANZBGL.

The Company’s subsidiary, TransRadio, has a €500,000 (approximately $666,950 at December 31, 2010) bank credit agreement with a German bank, which renews annually. Borrowings under the credit agreement are unsecured. Interest is charged at the rate of 8.5% per annum. As of December 31, 2010 and 2009, $370,983 and $276,343, respectively, under the credit line has been drawn.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

21. Reportable Segments and Geographic Information

Pernix Group has selected to organize its segment information around its products and services. Pernix Group has three operating segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service. The power generation segment includes sales-type lease revenues. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

For the year ended December 31, 2010

		Transmitter
		design and
	Construction	installation	Power Generation	Total
Revenue	$7,279,953	$12,613,381	$6,265,993	$26,159,327
Interest expense	77,074	265,822	1,394,811	1,737,707
Interest (income)	(827)	—	(1,402,259)	(1,403,086)
Depreciation and amortization	522	567,020	84,067	651,609
Income tax expense (benefit)	10,294	68,931	508,440	587,665
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(52,896)	(2,656,401)	(1,192,401)	(3,901,697)
Total capital expenditures	750	261,004	54,031	315,785
Total assets	520,228	14,785,024	6,785,400	22,090,652

For the year ended December 31, 2009

		Transmitter
		design and
	Construction	installation	Power Generation	Total
Revenue	$9,476,144	$—	$5,333,958	$14,810,102
Interest expense	75,714	10,761	1,397,614	1,484,089
Interest (income)	(31,856)	—	(1,414,598)	(1,446,454)
Depreciation and amortization	23,266	1,517	95,291	120,074
Income tax expense (benefit)	2,534	(3,497)	282,002	281,039
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	877,310	5,204,802	(1,449,129)	4,632,983
Total capital expenditures	—	—	56,418	56,418
Total assets	1,708,430	15,322,367	3,752,230	20,783,027

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009

United States	$7,281,177	$9,487,911	$2,491	$11,491
Commonwealth of Northern Mariana Islands	1,806,394	1,744,644	7,957	9,706
Fiji	4,458,375	3,577,547	196,819	211,947
Vanuatu	—	—	1,341	—
Algeria	(17,992)	—	—	—
Asia	113,687	—	—	—
Äthiopien	1,130,872	—	—	—
Austria	423,448	—	—	—
Bulgaria	39,729	—	—	—
England	10,487	—	—	—
Esthonia	7,416	—	—	—
Ethiopia	2,923,648	—	—	—
Europe	90,320	—	—	—
France	47,712	—	—	—
Germany	2,495,643	—	504,640	406,584
Ghana	22,480	—	—	—
Mongolia	10,329	—	—	—
Qatar	2,724,310	—	—	—
Russia	145,674	—	—	—
Singapore	48,182	—	—	—
Spain	312,823	—	—	—
Switzerland	1,107,217	—	—	—
Taiwan	51,097	—	—	—
USA	263,135	—	—	—
Yemen	605,123	—	—	—
Others	58,041	—	—	—

Total	$26,159,327	$14,810,102	$713,248	$639,728

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

Fixed assets located at TFL in Fiji were $196,819 and $211,947 as of December 31, 2010 and 2009, respectively.  Fixed assets located at TransRadio in Germany were $504,640 and $406,584 as of December 31, 2010 and 2009 respectively.

Major Customers

The first major customer relates to the General Construction segment. The Company previously had several construction contracts for projects that were completed in Saipan, Tinian, Palau and Guam. These projects have all been completed and the Company began to bid on new contracts under the Pernix/SHBC JV during 2006. As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji.  This project began in 2007.  The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. Revenue from this customer totaled $7.3 million or 27.9% of consolidated total revenues in 2010 and $9.5  or 64.0% of consolidated revenues in 2009.

The second major customer relates to the Power Generation Services segment and is the Commonwealth Utilities Corporation (CUC). The Company was contracted by this customer to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $1.8 million and $1.7 million for 2010 and 2009, respectively.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The promissory notes were paid in full in 2009.  Under the agreement, the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. The promissory notes have been included in the original net investment in sales-type lease. Revenues from the Tinian power plant were 6.9% and 11.7% of the Company’s revenues for 2010 and 2009, respectively. Gross receivables for the investment in sales-type lease were zero at December 31, 2010 and 2009.

The third major customer relates to the Power Generation Services segment and is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $4.5 million and $3.6 million in 2010 and 2009, respectively. Revenues from FEA were 17.2% and 24.2% of the Company’s total revenues for 2010 and 2009, respectively.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in significant contract revenues representing $5.6 million, or 44.4%, of transmitter revenue.  Total transmitter revenues represent 48.2% of the consolidated total revenues of $26.2 million.

Revenues from the Company’s related party, SHBC, were $1,224 and $11,767 for 2010 and 2009, respectively.

22. Change in Accounting Estimate

During the second quarter of 2009, the Company concluded negotiations with the primary subcontractor on the Embassy project which converted the subcontract to a lump sum agreement. During the third quarter, the Company received a contract amendment increasing the contract value by $1.2 million. As a result of the revised agreement, the new contract amendment and improved cost control measures, the Company revised its estimated cost to complete for the project.

In accordance guidance pertaining to accounting for a change in an accounting estimate, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a recognized profit of $1,294,722 for the project in 2009. The impact of this cumulative catch up adjustment on 2009 earnings per share was $.01. The impact of the change in accounting estimate resulted in gross profit of $316,076 in 2010.

23. Related Party Transactions

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at December 31, 2010. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

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

The following table provides a summary of financial information related to all services provided to SHBC by the Company:

	December 31,
	2010	2009
Sales	$1,224	$11,767

The following table provides a summary of expense related to all services provided by SHBC to the Company:

	December 31,
	2010	2009
Consulting Fees	$—	$25,000
Costs on standby letters of credit	—	113,041
Interest (on unreturned capital)	77,036	75,384
Total	$77,036	$213,425

The Company shares office space, certain office services, maintenance fee for ViewWise software as well as personnel in support of their operations with Computhink. The Company paid Computhink, Inc. a total of $37,626 and $84,660 in 2010 and 2009, respectively. The Company incurred expenses from Computhink, Inc. of $113K and $113K in 2010 and 2009, respectively, for office rent and related costs. In addition, the Company also incurred expenses from Computhink, Inc. of zero and $47K in

2010 and 2009, respectively, for personnel services. In turn, the Company has received credits against the billings from Computhink in the amount of $80K and $72K in 2010 and 2009, respectively, for personnel consulting services and other incidental expenses. The Company owed Computhink $1,340 and $6,218, respectively, at December 31, 2010 and 2009.

In December of 2009, the Company agreed to loan Computhink $180,000 at an interest rate of 5.5%. The loan was paid in full by Computhink in February of 2010.

The Company also utilizes office space, land, and receives other services from Retsa in Saipan and Tinian. Effective as of January 1, 2009, the Company is no longer charged for the office space or land. Retsa is an affiliated company of SHBC. The Company paid Retsa zero in 2010 and 2009.

Total related party accounts payable are summarized as follows:

	December 31,
	2010	2009
Accounts payable to SHBC	$—	$—
Accounts payable to Computhink	1,340	6,218
Accounts payable to Retsa	2,554	977
Total	$3,894	$7,195

24. Subsequent Events

Pernix Group set up a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of the Republic of Vanuatu in November 2010.  VUI will assume responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn-key utility operation. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates on August 31, 2011 however, the agreement includes a 12 month notice of termination.  During this period, the Company will be performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu.  The Company will receive various fees during this period for assuming the operations from the prior service provider.  Such fees are, to a certain extent, dependent upon power usage and operational costs.  Insignificant costs related to the assumption of power operations were incurred in 2010.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors are elected for one-year terms and are elected at each annual meeting of stockholders.  Executive officers serve at the discretion of the Board of Directors. As of the date of this report Pernix Group’s Board of Directors and executive officers are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships

Ralph Beck Age 71 Chairman of the Board Director since 1999

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

Nidal Zayed Age 50 Director Since 1998 Chief Executive Officer since 2005

Nidal Zayed, President & Chief Executive Officer, joined Pernix Group in January 1996. He is also engaged in the practice of law. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

Jeffery Adams Age 67 Director Since 1999

Mr. Adams is an Electrical Engineer trained in the United Kingdom. From 1978 to 1986, Mr. Adams served as the marketing director of Babcock Industries and Electrical Group of Companies. In 1986, Mr. Adams became an independent international sales marketing consultant. From 1987 to present, Mr. Adams is the general manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 61 Director Since 1997

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

Ibrahim M. Ibrahim Age 68 Director Since 1999

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

Trudy Clark Age 60 Director Since 2007

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

Carl Smith Age 62 Director Since 2007

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

Greg Grosvenor Age 59 Chief Financial Officer Since August, 2005

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

ITEM 11.               EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

				All Other
Name and Principal Position	Year	Salary (1)	Bonus	Annual Compensation (2)
Nidal Zayed	2010	$286,000	$—	$28,270
Chief Executive Officer	2009	$275,000	$—	$24,622

Gerg Grosvenor	2010	$185,000	$—	$22,278
Chief Financial Officer	2009	$170,000	$—	$18,963

(1)                      Includes salary paid by Pernix Group, before any salary reduction for contributions to Pernix Group’s 401(k) Savings Plan.

(2)                      Pernix Group provided a vehicle to Mr. Zayed at a cost of $11,535 in 2010 and $11,502 in 2009. Pernix Group provided Mr. Zayed with health insurance for him and his family at a cost of $14,735 in 2010 and $13,120 in 2009. The Company provided health insurance to Mr. Grosvenor and his family of $20,278 in 2010 and $18,963 in 2009.  The Company contributed $2,000 to Mr. Zayed’s and Mr. Grosvenor’s 401K plan as a part of a company match plan.

Stock Options

As of December 31, 2010 there were no stock options outstanding to any persons.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2010 and 2009, respectively.  Ralph Beck, Trudy Clark, and Carl Smith each receive an additional $1,500 for their participation in the Government Security Committee.  Such fees are paid in cash.

Directors	2010 Director’s Fee	2010 Other Compensation	2009 Director’s Fee	2009 Other Compensation
Max Engler	$20,000	$—	$20,000	$—
Ibrahim Ibrahim	20,000	—	20,000	—
Jeff Adams	20,000	—	20,000	—
Ralph Beck	20,000	1,500	20,000	1,500
Trudy Clark	20,000	1,500	20,000	1,500
Carl Smith	20,000	1,500	20,000	1,500
TOTAL	$120,000	$4,500	$120,000	$4,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2010 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock Outstanding (2)
Ernil Continental Sa Bvi	65,877,173	46.8%
Halbarad Group Ltd Bvi	54,458,124	38.7%
Sayed Hamid Behbehani & Sons Co. and Family Members	7,919,000	5.6%
Al Amal Investment Co. KSCC	8,240,938	5.8%
Max Engler (3)	50,000	0.0%
Ibrahim Ibrahim	10,000	*
Jeff Adams	1,000	*
Ralph Beck	—	*
Trudy Clark	—	*
Carl Smith	—	*
Nidal Z. Zayed	—	*
Greg Grosvenor	—	*
All Executive Officers and Directors as a Group (8 Persons)	61,000	0.0%

*                             Less than 0.1%

(1)                      Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)                      Calculated on the basis of 140,881,235 shares of Common Stock outstanding as of December 31, 2010.  Excludes 180,000 options under a non-employee director plan that expired in August 2010. . None of the options were exercised and the Company did not incur any expenses associated with these options.

(3)                      Max Engler serves as a director for Litra Holding AG.Litra Holding AG owns directly 495,000 shares of Pernix Group’s common stock.Based upon information provided to Pernix Group, Pernix Group does not consider these shares to be beneficially owned by Mr. Engler.

In August, 2010, the remaining Stock Option plan expired and therefore as of December 31, 2010, the Company did not have any stock option or other equity related compensation plans.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with approximately 1750 employees and over 50 years of experience. Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies hold 96.9% of the common stock outstanding. SHBC and Pernix Group bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Pernix Group on certain projects in the Northern Mariana Islands.

The Company paid Computhink, Inc. $37,626 in 2010 for rent, and certain office services.  The Company shares office space with Computhink in its Lombard office.  Director Max Engler is also a director of Computhink.

Director Independence

The Company is a “Controlled Company” as that term is defined by the Listing Requirements of NASDAQ. As such, if the Company were a company listed on the NASDAQ trading market, it would not be required to comply with the director independence guidelines established thereby.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered accountants, Reznick Group P.C.  Reznick Group P.C. became the new independent registered accountants in April of 2009. The following table presents fees for professional services rendered by Reznick Group P.C. for the respective periods indicated:

Services Performed	2010	2009
Audit Fees (Note 1)	$383,042	$183,000
Audit-Related Fees (Note 2)	—	32,138
Tax Fees (Note 3)	26,735	19,000
All Other Fees	—	—
Total Fees	$409,777	$234,138

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

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2010, presented in Item 8 above.

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

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource CNMI, Inc. dated May 2, 1999 (Incorporated by reference from Exhibit 10.11 to the Form S-4 filed on 8/2/2001)

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource CNMI, Inc. (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 7)

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc. (Incorporated by reference from Exhibit 10.15 to the Form S-4 filed on 12/9/1999)

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005 (Incorporated by reference from Exhibit 10.12 to the Form 10KSB filed on 4/2/2007)

10.13	Pernix Group , Inc. 2000 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.19 to the Form S-4 filed on 7/2/2001)*

10.14	Pernix Group , Inc. 2000 Non-Qualified Stock Options Plan (Incorporated by reference from Exhibit 10.20 to the Form S-4 filed on 7/2/2001)*

10.15	Pernix Group , Inc. 2000 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.21 to the Form S-4 filed on 7/2/2001)*

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Pernix Group , Inc. (Incorporated by reference from Exhibit 10.23 to the Form 10-K filed on 4/16/2002)

10.17	Pernix Group , Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement (Incorporated by reference from Exhibit 10.17 to the Form 10KSB filed on 4/2/2007)

10.18	Common Stock Purchase Agreement between Pernix Group , Inc. and Ernil Continental S.A., BVI dated February 26, 2007. (Incorporated by reference from Exhibit 10.18 to the Form 10KSB filed on 4/2/2007)

10.19	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated February 26, 2007 (Incorporated by reference from Exhibit 10.19 to the Form 10KSB filed on 4/2/2007)

10.20	Common Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.20 to the Form ARS filed on 6/29/2009)

10.21	Common Stock Purchase Agreement between Pernix Group , Inc and Halbarad Group, LTD., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.21 to the Form ARS filed on 6/29/2009)

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)

21	List of Subsidiaries and their jurisdictions**

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO**

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO**

32.1	Section 1350 Certification — Chief Executive Officer**

32.2	Section 1350 Certification Chief Financial Officer**

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

PERNIX GROUP, INC.

(Registrant)

Dated: April 13, 2011	/s/ Nidal Zayed

Nidal Zayed

President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 31, 2011.

/s/ Ralph Beck	Chairman of the Board of Directors

Ralph Beck

/s/ Nidal Z. Zayed	Director and Chief Executive Officer

Nidal Z. Zayed

/s/ Max Engler	Director

Max Engler

/s/ Jeffery Adams	Director

Jeffery Adams

/s/ Trudy Clark	Director

Trudy Clark

/s/ Carl Smith	Director

Carl Smith

/s/ Ibrahim Ibrahim	Director

Ibrahim Ibrahim

/s/ Greg Grosvenor	Chief Financial Officer

Greg Grosvenor