Form 10-Q
period 2011-03-31
Pernix Group, Inc.
filed 2011-05-16
CIK 1082198

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number – 333-92445

PERNIX GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

151 E. 22nd Street, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

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

On May 16, 2011, 140,881,235 shares of our common stock were outstanding.

PERNIX GROUP, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

PERNIX GROUP, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

	Unaudited
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,354,622	$4,287,593
Accounts receivable less allowance for doubtful accounts of $142,235 at March 31, 2011 and $170,068 at December 31, 2010	2,959,986	3,124,591
Retainage receivables	405,599	405,599
Related party receivables	—	—
Work in process	4,577,112	3,345,552
Inventories	4,818,483	4,768,879
Restricted cash	764,709	277,585
Prepaid value added tax	373,534	1,554,830
Prepaid expenses and other current assets	451,777	471,267
Total current assets	16,705,822	18,235,896
Property, plant, and equipment, net of accumulated deprecication of $2,627,187 and $2,390,571 as of March 31, 2011 and December 31, 2011, respectively	701,636	713,248
Restricted cash greater than one year	136,933	620,796
Other assets	190,170	176,960

Intangible assets:
Customer Relationships	1,367,690	1,406,768
Trademark	936,984	936,984
Total assets	$20,039,235	$22,090,652
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$906,487	$370,983
Accounts payable	1,983,144	2,978,964
Accounts payable – related party	4,116	3,894
Accrued expenses	2,072,504	2,428,393
Interest payable – related party	310,402	291,100
Value added tax liability	319,035	1,762,049
Other current liabilities	194,041	66,051
Short term debt	1,004,901	968,846
Prepayments received on orders	3,108,524	2,641,329
Billings in excess of costs and estimated earnings	1,219,640	1,105,091
Dividend payable	69,514	38,324
Total current liabilities	11,192,308	12,655,024

Other non current liabilities	206,074	189,404
Deferred tax liability	423,984	436,098
Total liabilities	11,822,366	13,280,526

Commitments and Contingencies

Stockholders’ Equity
Pernix Group, Inc. and Subsidiaries Stockholders’ Equity
Convertible preferred stock, $0.01 par value authorized 50,000,000 shares, 389,250 issued and outstanding at March 31, 2011 and December 31, 2010	3,893	3,893
Common stock, $0.01 par value authorized 200,000,000 shares, 140,881,235 issued at March 31, 2011 and December 31, 2010	1,408,812	1,408,812
Additional paid-in capital	76,607,056	76,607,056
Accumulated deficit	(70,632,547)	(69,932,707)
Accumulated comprehensive (loss)	(364,263)	(629,349)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ Equity	7,022,951	7,457,705
Noncontrolling Interest	1,193,918	1,352,421
Total equity	8,216,869	8,810,126
Total liabilities and equity	$20,039,235	$22,090,652

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Construction revenues	$1,280,006	$824,986
Transmitter design and installation	1,141,598	4,141,233
Service fees – power generation plant	1,182,378	1,425,805
Other revenue	781,457	—
Gross revenues	4,385,439	6,392,024
Costs and expenses:
Construction costs	1,118,599	503,528
Transmitter design and installation cost	843,164	2,544,631
Operation and maintenance costs - power generation plant	633,947	585,468
Cost of revenues	2,595,710	3,633,627
Gross profit	1,789,729	2,758,397
Operating expenses:
Salaries and employee benefits	1,703,421	1,859,637
Occupancy and equipment	8,136	136,826
Occupancy – related party	27,166	25,372
General and administrative	753,915	1,354,569
Total operating expenses	2,492,638	3,376,404
Loss from operations	(702,909)	(618,007)

Other income (expense):
Interest (expense), net	(43,741)	(64,016)
Interest expense - related party	(19,302)	(18,877)
Foreign currency exchange (loss)	(61,609)	(150,482)
Other (loss)/income, net	8,135	(104,866)
Total other (expense)	(116,517)	(338,241)

(Loss) before income taxes	(819,426)	(956,248)
Income tax expense	51,904	73,502
Consolidated net (loss)	(871,330)	(1,029,750)

Less: Net (loss) attributable to noncontrolling interest	(202,680)	(140,226)

Net (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(668,650)	(889,524)

Less: Preferred stock dividends	31,190	—

Net (loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(699,840)	$(889,524)

Basic and diluted (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(0.00)	$(0.01)
Weighted average shares outstanding	140,881,235	139,690,715

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

Three Months Ended March 31, 2011 and 2010

	Three Months
	Ended March 31,
	2011	2010

Net loss	$(871,330)	$(1,029,750)
Other comprehensive (loss):
Foreign currency translation adjustment	309,263	(465,008)

Comprehensive (loss)	$(562,067)	$(1,494,758)

Net (loss) attributable to noncontrolling interests	$(202,680)	$(140,226)

Total Comprehensive (loss)	$(359,387)	$(1,354,532)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss (unaudited)

Three Months Ended March 31, 2011 and 2010

				Accumulated
				Other			Additional
		Comprehensive	Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	Income (loss)	deficit	income (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2010	$8,810,126		$(69,932,707)	$(629,349)	$1,408,812	$3,893	$76,607,056	$1,352,421

Comprehensive income (loss):
Net loss	$(871,330)	$(699,840)	$(668,650)	$	$—	$—	$—	$(202,680)
Foreign currency translation adjustment	309,263	309,263	—	265,086	—	—	—	44,177
Comprehensive income (loss):	(562,067)	$(390,577)
Preferred Stock dividends	(31,190)		(31,190)	—	—	—	—	—

Balance at March 31, 2011	$8,216,869		$(70,632,547)	$(364,263)	$1,408,812	$3,893	$76,607,056	$1,193,918

Balance at December 31, 2009	$11,380,319		$—	$—	$1,395,746	$—	$73,692,529	$—

Sale of common stock - 1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$	$966,935	$—
Comprehensive income (loss):
Net loss	(1,029,750)	(889,524)	(889,524)	—	—	—	—	(140,226)
Dividend				—			—	—
Foreign currency translation adjustment	(465,008)	(465,008)	—	(368,700)	—	—	—	(96,308)
Comprehensive income (loss):	(1,494,758)	$(1,354,532)
Purchase of subsidiary shares from noncontrolling interest	(948,278)						5,235	(953,513)

Balance at March 31, 2010	$9,917,284		$(66,920,534)	$(973,140)	$1,408,812	$—	$74,664,699	$1,737,447

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Consolidated net (loss)	$(871,330)	$(1,029,750)
Adjustments to reconcile net (loss) to net cash used in operating activities: cash used in operating activities:
Depreciation	50,986	52,337
Amortization of intangibles	39,076	185,166

Changes in assets and liabilities:
Short term investments	—	133,892
Accounts receivable	236,403	(1,499,522)
Accounts receivable - related party	—	180,888
Work in process	(1,012,889)	1,061,747
Inventories	151,441	443,812
Prepaid expenses and other current assets	810,103	(258,015)
Other assets	498,256	(47,307)
Accounts payable	(1,075,479)	(72,975)
Accounts payable - related party	222	(2,107)
Accrued expenses	(389,600)	481,959
Interest payable - related party	19,302	18,877
Prepayments received on account of orders	308,167	(72,359)
Billings in excess of cost and estimated earnings	114,548	(201,740)
Other liabilities	(1,375,212)	79,279
Deferred tax liability	(12,112)	(57,401)
Net cash (used in) operating activities	(2,508,118)	(603,219)
Cash flows from investing activities:
Acquisition of additional subsidiary stock	—	(950,154)
Investment in Pernix/UEI Joint Venture	—	1,875
Proceeds from sale of equipment	1,362	—
Capital expenditures	(11,275)	(40,113)
Net cash (used in) investing activities	(9,913)	(988,392)
Cash flows from financing activities:
(Decrease)/increase in indebtedness	481,874	(191,769)
Proceeds from sale of stock	—	980,001
Net cash provided by financing activities	481,874	788,232

Effect of exchange rate changes on cash and cash equivalents	103,186	(25,040)
Net (decrease) in cash and cash equivalents	(1,932,971)	(828,419)
Cash and cash equivalents at beginning of period	4,287,593	2,994,989
Cash and cash equivalents at end of period	$2,354,622	$2,166,570
Supplemental disclosure:
Cash paid during the period for interest	$22,457	$34,640
Cash paid during the period for income taxes	$329,815	$91,870

Supplemental disclosure of noncash transactions:
Increase in deferred stock dividends payable	$31,190	$—

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Overview

Pernix Group, Inc. (“Pernix Group”, the “Company”, “we”, “us” and “our”), was established in 1995 and was incorporated in Delaware in 2001 and as of March 31, 2011 is 96.9% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its four subsidiaries. We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.  We provide our services in a broad range of end markets, including construction, construction management, energy, operations and maintenance services and broadcast and RF transmission markets.

We are a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to public and private agencies.  We have provided power and construction services since 1995 and have established a strong reputation within our markets by executing complex projects on time and within budget while adhering to strict quality control measures.  We have high performance, internationally experienced, management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote jurisdictions on the planet.  We have over fifteen years of experience providing all of our services in international territories.  Our commitment to safety, understanding and respecting local cultural diversity and sensitivity, while delivering projects on time and within budget, is an important balance that is a cornerstone to our success.

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

As a general contractor we have responsibility from award through the successful completion of the project(s).  We are responsible for the means and methods to be used in the construction execution of the project in accordance with the contract documents.  With our established relationships with subcontractors, vendors and professionals, Pernix can bring the necessary expertise and a highly motivated team to perform and execute projects worldwide.

Many of our construction projects are for Governmental owners, such as the United States Government for Overseas Building Operations, as well as other foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by bid proposal stage for qualified contractors.  Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage. We create an advantage by toughly studying local markets, aligning ourselves with local or regional large prime-subcontractors and establishing purchasing and logistics support in country, or regionally, where possible.

In order to keep a lower overhead and yet maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with world-class subcontractors and business partners on 5 continents.  In a recent award from the U.S. Government, for example, we brought forward a team of companies that boasted 140 offices worldwide, with over 60,000 employees, working on 5 continents.  Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide.  These agreements not only assist Pernix Group in winning larger projects, but also spread risks, provide experience managing larger projects and expand relations with more subcontractors and vendors.

In 2010, the Company formed a new joint venture with Ledcor Construction, Inc. and Serka Insaat ve Ticaret, A.S. called Pernix-Ledcor-Serka Joint Venture (PLS).  This partnership has an equity split of 52% Pernix Group, 24% Ledcor and 24% Serka.  The PLS joint venture has been awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the U.S. Department of State.  This contract will provide the PLS joint venture with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.  The size of each task order is dependent upon the scope of work and there is no guarantee that the PLS joint venture will win any particular task order, but the overall IDIQ is for five years and 12 billion dollars. The amount of the awards to any one contractor cannot exceed $500 million in one year and over the life of the contract (one base year and four option years) cannot exceed $2.0 billion for one contractor.  PLS is actively responding to several requests to bid under this IDIQ contract. On April 14, 2011, the PLS joint venture was award a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The JV was created for the purpose of bidding US government construction and infrastructure development projects. In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.5 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the JV formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF).  In April of 2010 the company was awarded a second contract of $8.1 million on the embassy compound in Fiji.  We will leverage our experience in Fiji to bid on and obtain additional embassy and/or US government projects. The Department of State intends to build approximately 43 new embassies in the 2011 through 2017 timeframe and Pernix Group with their partners will continue to bid for this work.

Power Generation Services

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

Power Plant Construction

Pernix Group’s general construction segment overlaps and supports our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms to provide a comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations. As noted in the construction segment above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology doesn’t stop at just building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint ventures in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers.  Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget.  The Company has also formed a joint venture with UEI Holdings, LLC.  The joint venture is called Pernix Universal Energy JV.  Pernix owns 70% and UEI Holdings owns 30% of the JV.  This enterprise allows Pernix to expand its offering and add significant capability. UEI Holdings has experience with almost all energy sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities.  The Pernix Universal Energy JV brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

Operations and Maintenance

Pernix Group’s Power Operations and Management Services (O&M) provide an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant process, performance and reliability. Our focus is on reducing costs and ensuring a safe and efficient working environment for all involved.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation.  We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation as well as initial and long-term maintenance requirements. Our intense focus on machine performance and original equipment manufacturer (OEM) maintenance requirements ensures efficient and long term operation of equipment.  In all cases Pernix Group will make every effort to hire and train local staff.  This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has comprehensive experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the Power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions.  Safety is a major concern of any T&D maintenance program, and all projects start with the proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from governments and we monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the latest in T&D technological advances.

Build, Own, Operate, Transfer (BOOT)

Pernix Group believes in utilizing the BOOT model to help our customers finance and manage their current and potential infrastructure projects. Up-front costs are eliminated and the customer regains ownership of the final product. This is very similar in concept to a toll road. BOOT makes it easy for the customer to execute badly needed projects now instead of years later.

Organizations such as the World Bank, US Export-Import Bank and other international finance institutions (IFIs) have a history of lending money to aid customers in order to improve and privatize their infrastructure. The BOOT model is another financial tool available to cash conscious customers to achieve their infrastructure improvement goals.  BOOT is one of several financing options that the Pernix Group may be able to offer our clients.

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific.  Our Power Generation Services segment currently operates in three countries and contributed $2.0 million, or 45% of our first quarter 2011 revenue compared to $1.4 million or 22% for the comparable prior year period.  We currently operate power plants in the Republic of the Fiji Islands (Fiji) and the Commonwealth of the Northern Mariana Islands (CNMI).  In addition we are currently under contract to manage the power structure on an island in Vanuatu.

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

Telesource CNMI, Inc.

Pernix Group also has a wholly owned subsidiary in the CNMI named Telesource CNMI, Inc. (TCNMI).  The subsidiary has a history of significant construction and power projects. Through our TCNMI subsidiary, we built and currently operate and maintain, on a 20 year contract, a 20 MW diesel fuel power plant on the Island of Tinian in CNMI.  TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997, TCNMI has executed over $80 million worth of construction work in CNMI.  TCNMI financed, designed and built the 20 MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.  Our agreement with the Commonwealth Utility Corporation (CUC) stipulates that we sell power into the grid based on a contractually determined rate, without risk of fuel cost fluctuation.  The contract for this project expires in 2020, however, a 2001 change order provides the customer with an early termination fee of $6 million if they choose to exercise the early termination option. As of our filing date, we have not received a notice of early termination. The change order also prohibits the customer from purchasing power from any other source than TCNMI for the first 30 MW. The expanded agreement does not require additional performance by the Company with respect to building additional power generation capacity.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of the Republic of Vanuatu (Vanuatu) in 2010.  VUI will assume responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn -key utility operation. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates on August 31, 2011 with a 12 month notice of termination.  During this period, the company will be performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the government of Vanuatu. The Company will receive various expense reimbursements and fees during this period for assuming the operations from the prior service provider.  Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs.

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

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading.  The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are of a normal and recurring nature.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2011.

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the current period presentation.

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

Revenue Recognition— We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service. Revenue recognition for each of these segments is described by segment below.

General Construction Revenue.    Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, collectability as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.  The Company records a portion of depreciation in cost of revenue.

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

Power Generation Services Revenue.    The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

RF Transmitter Design, Installation and Service Revenue.    Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time, the prepayments are recorded as revenue.

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

Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of March 31, 2011 and December 31, 2010, the Company had no significant net receivables related to contract claims.

“K” represents $1,000 when used below.

3. Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the guidance issued in October 2009, regarding multiple deliverable arrangements. The guidance was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. The Company adopted the guidance prospectively for revenue arrangements entered into or materially modified on or after the date of adoption. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Effective January 1, 2010 the Company adopted the guidance issued by the FASB during June, 2009 related to the accounting and disclosures for transfers of financial assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010 the Company adopted the guidance issued by the FASB in June, 2009 that was intended to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011.  These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only level 3 assets or liabilities that the Company had upon adoption are the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. See the note regarding “Acquisition of a Business” for required disclosure information pertaining to the aforementioned level 3 intangible assets.

Effective January 1, 2010, the Company adopted the guidance in the ASU issued by the FASB in December 2009, regarding “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This ASU requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. The Company has entered into several joint venture agreements that have variable interests.  These agreements have been reviewed by the Company which has determined that the Company has a controlling interest in these agreements and that it has properly reflected and disclosed the nature of these agreements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.

4. Recently Issued Accounting Pronouncements

There is currently no accounting guidance issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements that are relevant to Pernix and therefore they are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

5.     Liquidity

As of March 31, 2011, the Company’s total assets exceeded total liabilities by $8.2 million.  This was a $0.6 million decline from December 31, 2010.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of March 31, 2011, the Company had $906K outstanding on the line of credit and short term borrowings of $1.0 million..  As of March 31, 2011, the Company had an accumulated deficit of $70.6 million and total stockholders’ equity of $7.0 million.

The Company incurred operating losses of $0.7 million and $0.6 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.  The Company incurred net losses to common shareholders of $0.7 million and $0.9 million, during the three months ended March 31, 2011 and March 31, 2010, respectively.

Cash used in operating activities was $2.5 million compared to $0.6 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.  Funds used in investing activities for the three month periods ended March 31, 2011 and March 31, 2010 were $10K and $1.0 million, respectively.  Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $0.5 million and $0.8 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

6.      Acquisitions of a Business

On December 28, 2009, Pernix Group, Inc. purchased 54.4% controlling interest in the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (“TransRadio”) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255.  The acquisition was financed through the sale of 2,934,000 shares of the Company’s common stock yielding $2,200,500.  The sale of these shares was to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI who currently own approximately 85.3% of Pernix Group’s outstanding shares. In connection with this acquisition, the fair value of net assets acquired less the fair value of the noncontrolling interest in TransRadio exceeded the purchase price the Company paid for its interest in TransRadio, resulting in a 2009 bargain purchase gain of $5.2 million, net of $0.6 million of deferred tax impact related to the intangible assets.

In connection with the accounting for the TransRadio business combination 2009, a $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on the stock trading price.  In addition, Intangible assets identified in connection with the initial TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years.  As of March 31, 2011, the fair values of the intangible assets recorded in connection with the acquisition, net of related amortization (if applicable) are approximately $1.4 million for the customer relationship asset and $0.9 million for the trademark asset. The fair values of these assets were determined using unobservable level 3 inputs under the multiple period earnings method income approach and the relief from royalty rate method, respectively.

Description of identifiable intangible assets	Amortization period	Annual Amortization Amount 2010	Annual Amortization amount 2011 - 2015	Accumulated Amortization as of March 31, 2011
Customer relationship	10 years	$156,308	$156,308	$195,386
Order backlog	1 year	$292,178	N/A	$292,178
Total for the period		$448,486	$156,308 per year	$487,564

In March, 2010, the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership to a total of 78% as of March 2010.  The additional acquisition was financed through the sale of 1,306,668 shares of the Company’s common stock yielding $980,001, again to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI, respectively. Prior to the March, 2010 transaction, the Company held and retained control of TransRadio and as such recorded the March 2010 acquisition as a transaction resulting in no gain or loss. The impact of the additional first quarter 2010 acquisition of 23.6% of the TransRadio common voting shares on the paid-in-capital of Pernix as transferred from the noncontrolling interest is presented in the table below:

2010
TransRadio loss attributable to Pernix Group, Inc. during the three month period ended March 31, 2010	$(481,863)
Transfers from the noncontrolling interest:
Increase in Pernix Group Inc.’s paid-in capital for purchase of 354,350
TransRadio common shares	5,235
Net transfers from noncontrolling interest	5,235
Change in Pernix paid-in-capital and Pernix stockholders’ equity from TransRadio net loss attributable to the stockholders of Pernix Group, Inc. and transfers to noncontrolling interest in connection with March 2010 purchase of additional interest in TransRadio	$(476,628)

In October 2010, the Company purchased another 351,000 shares for $984,701, representing an additional 4% of TransRadio common voting shares bringing the Company’s ownership of TransRadio to 82%. Prior to the October, 2010 transaction the Company held and retained control of TransRadio and as such recorded the October 2010 acquisition as a transaction resulting in no gain or loss.

7. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €1.3 million (approximately $1.9 million at March 31, 2011) bank credit agreement with three German banks, which renews annually in December. The three banks are Berliner €500,000 (approximately $700K at March 31, 2011), HypoVereinsbank €500,000 (approximately $700K at March 31, 2011) and Commerzbank €330,000 (approximately $500K at March 31, 2011) Borrowings under the credit agreements are unsecured. Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines and 7.25% per annum on the Commerzbank line.  As of March 31, 2011 and December 31, 2010, $906,487 and $370,983, respectively has been drawn under the credit line.

TransRadio has outstanding short term debt at March 31, 2011 and December 31, 2010 with Bent Marketing Ltd amounting to $423K and $400K, respectively and Fedor Commercial Corporate Loans amounting to $582K and $569K, respectively.  These loans are due in full at June 30, 2011 and have an interest rate of 5%.

8.  Equity

Preferred Stock—The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).  As of March 31, 2011 and December 31, 2010, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of March 31, 2011 and December 31, 2010, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During 2010, the Company issued 389,250 shares of Series B Preferred Stock.  Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement.  The Series B preferred stockholders may negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders. As of March 31, 2011 and December 31, 2010, 389,250 shares of the Series B Preferred Stock were issued and outstanding.  As of March 31, 2011 and December 31, 2010, preferred share dividends of $69,514 and $38,324, respectively, were accrued. No dividends have been paid for the preferred stock through March 31, 2011.

Common Stock—As of March 31, 2011 and December 31, 2010, 140,881,235 shares of the Company’s common stock were issued and outstanding. During the first three months of 2011 Pernix Group issued no common shares. During the first three months of 2010, Pernix Group issued 1,306,668 common shares to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI at a price of $0.75 per share totaling $980,001 in proceeds, used to finance the acquisition of the March 2010 additional interest in TransRadio.

9.  Computation of Net Loss Per Share

Basic and diluted net loss per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share were 33,522,583 and 0 for the three months ended March 31, 2011 and March 31, 2010, respectively.

10.  Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $400,000 to $1,000,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2009, 2010 or the first quarter of 2011.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $684,537 at March 31, 2011) in accordance with its agreement with the Fiji Electric Authority.

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of March 31, 2011 and December 31, 2010, the accrued warranty obligation of TransRadio amounts to $74,186 and $70,192, respectively. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through March 31, 2011.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs of up to $25,000 may still be incurred.

TransRadio has outstanding short term debt at March 31, 2011 and December 31, 2010 with Bent Marketing Ltd amounting to $423K and $400K, respectively and Fedor Commercial Corporate Loans amounting to $582K and $569K, respectively.  These loans are due in full at June 30, 2011 and have an interest rate of 5%.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit

Minimum rental commitments under all noncancelable-operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. Commitments under such leases, in effect at March 31, 2011 are:

Year	Total Lease payments
2011	$473,412
2012	613,902
2013	31,847
2014	14,211
2015	—

We lease certain buildings, cars, equipment and software in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases expire in 2013 and 2014. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. Pernix is currently negotiating the lease terms of the new corporate headquarter facility. The lease on the prior location expired in early May, 2011. The Company incurred $47K of expenditures associated with the move to the new facility.

11.  Work in Process and Inventories

As of March 31, 2011 and December 31, 2010 the components of inventories are as follows:

	2011	2010
Work in process	$4,577,112	$3,345,552
Raw materials	$3,382,505	$3,426,630
Supplies	1,435,978	1,342,249

Inventories	$4,818,483	$4,768,879

Work in Process inventory represents the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers.  Included in these costs are material, labor and charges associated with certain subassemblies manufactured by third parties.  Raw materials consist of various components that are sold as spare parts or are incorporated in the manufacture of transmitter equipment.  The supplies inventory represents the value of spare parts maintained by the company for use in the diesel power generators.

12. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

13. Fair Value Disclosures

The Company held fixed rate short term debt through its TransRadio subsidiary with outstanding borrowings totaling $1,004,901 and $968,846 as of March 31, 2011 and December 31, 2010, respectively. The company also had outstanding borrowings under the fixed rate line of credit of $906K as of March 31, 2011 and $371K as of December 31, 2010. The fair value of these financial instruments approximates carrying value as the remaining terms of the related agreements range from three to nine months. From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type lease, and foreign currency contracts. As of March 31, 2011 and December 31, 2010, the Company did not hold such financial instruments.

14. Fair Value Measurements

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

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When recovery is reviewed, if the carrying amount of the assets are determine to be unrecoverable, an impairment loss would be recorded. During the quarters ended March 31, 2011 and 2010, the Company did not observe or record any such impairment adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

15. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at March 31, 2011 and December 31, 2010.  SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The Company accrued interest payable to SHBC for unreturned capital of $19,302 and $18,877 during the three month periods ending March 31, 2011 and 2010, respectively. No other services were provided by SHBC.

During the quarters ended March 31, 2011 and 2010, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $30,141 and $28,260 for the three months ended March 31, 2011 and March 31, 2010, respectively.

The Company also utilizes office space and land from Retsa in Saipan and Tinian.  Retsa is an affiliated company of SHBC.  The Company was invoiced $2K for the three months ended March 31, 2011 and invoiced in the amount of $407 for the same period in 2010.

Total related party accounts payable as of March 31, 2011 and December 31, 2010 to Computhink are $3,265 and $1,340, respectively.  Total related party accounts payable as of March 31, 2011 and December 31, 2010 to Retsa are $851 and $2,554, respectively.

16.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of March 31, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2.4 million, of which $901K is restricted cash in Germany.

17.  Business Segment Information

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

	For the three months ended March 31, 2011
		RF Transmitter
	General	Design, Installation and	Power Generation
	Construction	Service	Services	Total
Revenue	$1,280,006	$1,141,598	$1,963,835	$4,385,439
Interest expense	19,302	43,880	342,793	405,975
Interest (income)	(139)	—	(342,793)	(342,932)
Depreciation and amortization	221	68,775	21,174	90,170
Income tax expense (benefit)	—	(11,548)	63,452	51,904
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(468,283)	(880,414)	648,857	(699,840)
Total capital expenditures	—	6,999	4,275	11,274
Total assets	596,651	12,976,167	6,466,417	20,039,235

	For the three months ended March 31, 2010
		RF Transmitter
	General	Design, Installation and	Power Generation
	Construction	Service	Services	Total
Revenue	$824,986	$4,141,233	$1,425,805	$6,392,024
Interest expense	18,877	72,411	344,370	435,658
Interest (income)	(278)	(1,101)	(351,386)	(352,765)
Depreciation and amortization	—	215,774	21,729	237,503
Income tax expense (benefit)	(3,137)	(57,284)	133,923	73,502
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	285,939	(481,863)	(693,600)	(889,524)
Total capital expenditures	—	20,059	20,054	40,113
Total assets	1,655,991	13,517,306	3,804,654	18,977,951

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Dec 31, 2010

United States	$1,280,006	$824,986	$588	$2,491
Comm. of Northern Mariana Islands	390,089	446,700	6,186	7,957
Fiji	792,289	979,105	185,100	196,819
Vanuatu	781,457	—	—	1,341
Austria	5,998	—	—	—
Denmark	3,471	—	—	—
Ethiopia	16,593	—	—	—
Europe	—	6,652	—	—
France	3,418	—	—	—
Germany	328,069	66,799	509,762	504,640
Hungary	2,241	—	—	—
Italy	13,218	—	—	—
Luxembourg	1,633	—	—	—
Netherlands	67,011	—	—	—
Qatar	—	2,850,379	—	—
Romania	599	—	—	—
Russia	—	152,415	—	—
Ski Lanka	13,671	—	—	—
South Africa	18,935	—	—	—
Spain	5,841	277,353	—	—
Switzerland	228,455	721,034	—	—
Taiwan	—	66,601	—	—
Turkey	6,268	—	—	—
USA	49,115	—	—	—
Vatican	4,812	—	—	—
Yemen	372,250	—	—	—

Total	$4,385,439	$6,392,024	$701,636	$713,248

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

Fixed assets located at TFL in Fiji were $185,100 and $196,819 as of March 31, 2011 and December 31, 2010, respectively.  Fixed assets located at TransRadio in Germany were $509,762 and $504,640 as of March 31, 2011 and December 31, 2010, respectively.

Major Customers

The first major customers relate to the General Construction segment.  On April 14, 2011, the PLS joint venture was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.  This contract will provide the PLS joint venture with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this contract is expected to begin in June, 2011.

As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji.  This project began in 2007.  The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. Revenue from this customer totaled $1.3 million or 29% of consolidated total revenues in the first quarter of 2011 and $ 0.8 million or 12.9% of consolidated revenues in the first quarter of 2010.

The third major customer relates to the Power Generation Services segment and is the Commonwealth Utilities Corporation (CUC). The Company was contracted by this customer to construct and operate a power generation facility. In March 1999, the power generation plant became operational. Power revenues from this plant began in March 1999 and are earned under the terms of a long-term power energy conversion agreement with this customer. Revenues from the CUC were approximately $0.4 million for each of the first quarters of 2011 and 2010.

Upon commissioning of the Company’s power plant on the island of Tinian for Phase I in March 1999, the Company received 120 promissory notes each in the amount of $180,000 representing the guaranteed payment due from CUC over the term of the agreement. The promissory notes were paid in full in 2009.  Under the agreement, the Company also receives a monthly operation and maintenance fee of $50,000 for 120 months. Revenues from the Tinian power plant were 8.7% and 7.0% of the Company’s revenues for the first quarter of 2011 and 2010, respectively.

The fourth major customer relates to the Power Generation Services segment and is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $0.8 million and $1.0 million in the first quarter of 2011 and 2010, respectively. Revenues from FEA were 18.1% and 15.3% of the Company’s total revenues in the first quarter of 2011 and 2010, respectively.

The fifth major customer also relates to Power Generation Services segment and is managed through a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of the Republic of Vanuatu. VUI has assumed responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn-key utility operation. Pernix Group, under a Memo of Understanding (MOU) is performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates on August 31, 2011 however, the agreement includes a 12 month notice of termination.  During this period, the Company will receive expense reimbursements and management fees during this period for assuming the operations from the prior service provider.  Revenues from the Vanuatu operations were $781K or 17.8% and 0% of the Company’s revenues for the first quarter of 2011 and 2010, respectively.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in significant contract revenues representing $1.1 million and $4.1 for the first quarter of 2011 and 2010, respectively.  Revenues from the RF Transmitter sales were 25.4%, and 64.8% of the consolidated total revenues.

The Company had no sales revenues from the related party, SHBC for the three months ended March 31, 2011 and 2010.

18.    Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of March 31, 2011 and December 31, 2010, respectively, balances for billings in excess of cost and estimated earnings were $1,219,640 and $1,105,091, respectively. Total billings for the project in the first three months of 2011 and 2010 totaled $1,394,555 and $623,246, respectively.

19.    Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of March 31, 2011 and December 31, 2010, respectively, the amounts recorded as advanced payments received on account of orders is $3,108,524 and $2,641,329.

20.    Subsequent Events

On April 14, 2011, the PLS joint venture was award a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.   This contract will provide the PLS joint venture with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this contract is expected to begin in June, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You are cautioned that this Quarterly Report on Form 10-Q and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, contains forward-looking statements concerning future operations and performance of the Company within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein.  Factors that may cause such differences include, among others:  increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing.  Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2010 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

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

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project.  Our current projects are design/build contracts with a fixed contract price.  These contracts are with the United States Government and include provisions of termination for convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination. Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price.  The resultant amount is recorded as revenue for the applicable period.  This method of revenue recognition requires us to estimate future costs to complete a project.  Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity.  In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible.  In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work.  The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated.  Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company.  The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

“K” represents $1,000 when used below.

In this report, we use the terms “Pernix Group”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2010 as “fiscal 2010” and the three months ended March 31, 2011 and 2010 as the “first quarter of 2011” and the “first quarter of 2010”, respectively.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues

General Construction Revenues.  Construction revenues are generally recorded using the Percentage of Completion method and currently relate to two contracts with the U.S. Department of State pertaining to embassy building projects in Fiji. The first contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, was for an estimated $8.1 million.

Construction revenues increased 55% to $1.3 million from $825 K for the three months ended March 31, 2011 compared to the comparable three month period in the prior year.  The increase is primarily attributed to the second contract on the U.S.

Embassy Project in Fiji. In the first quarter of 2011, $1.3 million of revenue was recorded on this project compared to $0 for the first quarter of 2010, as the notice to proceed on the second contract was not received until April 6, 2010.   The increase in revenue recorded on the second contract was partially offset by the $0.7 million decrease in the revenue related to the first contract during the first quarter of 2011 compared to the prior year quarter, as the original contract had been substantially completed by late 2010.  The first contract relating to the project was 99.5% complete at March 31, 2011 and 98.9% complete as of March 31, 2010, respectively. The second contract was 91.9% and 0% complete as of March 31, 2011 and 2010, respectively.

RF Transmitter Design, Installation and Service— These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio.  Transmitter revenues decreased by $3.0 million (72%) to $1.1 million for the first quarter of 2011, from $4.1 million for the first quarter of 2010.  Revenues vary depending upon the size and number of contracts completed and accepted during a period. The decrease is primarily related to the first quarter 2010 completion and customer acceptance of a large contract in Qatar. In the first quarter of 2010, $2.9 million of contract revenue was recorded on this contract compared to zero for the first quarter of 2011. No individually significant large contracts were completed in the first quarter of 2011.

Service Fees — Power Generation Plant.  Service fees — power generation plant decreased $243K (or 17%) to $1.1 million for the three months ended March 31, 2011, from $1.4 million for the three months ended March 31, 2010.  The decrease was due primarily to lower revenues from the Kinoya power generation as Fiji’s Electric Authority maximized their use of hydro power due to significantly higher levels of rain fall in the first quarter of 2011 versus 2010.

Other revenue — Primarily represents the accrual of the management fee related to the Vanuatu Memo of Understanding (MOU) contract.  This contract became effective in January of 2011 and therefore did not exist in the first quarter of 2010.

Costs and Expenses

General Construction Costs - including General Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased to $1.1 million from $503K for the three months ended March 31, 2011 compared to March 31, 2010.  The second Fiji Embassy project began in the second quarter of 2010 and made significant progress toward completion in the first quarter of 2011. As the second contract progressed, the Company experienced an increase primarily in subcontractor, material and labor costs during the first three months of 2011 compared to the same period in 2010.

RF Transmitter Design, Installation and Service Costs — These costs relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized along with revenue when customer approval and release are received by TransRadio.  Transmitter costs decreased by $1.7 million (67%) to $843K million from $2.5 million for the first quarters of 2011 and 2010, respectively.  Costs vary depending upon the size and number of contracts completed and accepted during a period. The decrease is primarily related to the first quarter 2010 completion and customer acceptance of a large contract in Qatar. No individually significantly large contracts were completed in the first quarter of 2011.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased 8.0% to $633K for the three months ended March 31, 2011 compared to $585K for the three months ended March 31, 2010.  The slight increase in these costs was associated with planned maintenance costs in the Kinoya Fiji plant that can vary due to the timing and amount of planned repairs and the type of repair parts required to complete the maintenance.  A portion of the associated costs for personnel working on the Vanuatu contract are also included in this category and represent approximately $247K of expenses.

Gross Profit

Gross profit decreased by $1.0 million to $1.8 million for the three months ended March 31, 2011 as compared to $2.8 million in the comparable 2010 quarter.  The decrease was due primarily to the year over year reduction in transmitter gross profit related to the Qatar construction contract completed in 2010 and was partially offset by the management fees related to the Vanuatu management services ($0.8 million).

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits decreased $0.2 million (8%) to $1.7 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  This decrease was due primarily to the reduction of TransRadio engineering and support staff, as some of these costs are included in this category.

General and Administrative Expenses.  General and administrative expenses decreased $601K from approximately $1.4 million for the first quarter of 2010, to $754K for the first quarter of 2011.  The decrease was primarily due to the accounting, facility and related costs incurred in early 2010 related to TransRadio.

Other Income (Expense)

Other expense decreased by $113K during the first three months of 2011 compared to the same period ended March 31, 2010.  This decrease reflects a reduction in certain fees related to bank charges for customer orders and other miscellaneous costs.

Consolidated Net Loss

Consolidated net losses were $0.7 million for the three months ended March 31, 2011 and $0.9 million for the three months ended March 31, 2010.  The decrease in the net loss was due to higher construction gross profit combined with the management fees for Vanuatu.  In addition, TransRadio reaped cost savings related to lower salaries and acquisition related general and administrative costs.

Liquidity

As of March 31, 2011, the Company’s total assets exceeded total liabilities by $8.2 million.  This was a $0.6 million decrease from December 31, 2010.  The decrease principally reflects the impact of a $1.9 million decrease in cash coupled with a $1.2 million decrease in prepaid value-added tax and was partially offset by a $1.0 million decrease in accounts payable and an increase of $1.2 million in work in process inventory since year-end 2010.  In addition, the restricted cash balance has remained relatively stable at $$0.9 million since year end 2010; however, $0.5 million of the restriction has shifted toward current restricted cash and away from cash restricted more than one year.

The Company’s operating and net losses to Pernix common stockholders remained stable in the first quarter of 2011 compared to the same quarter in the prior year.  Operating losses were $0.7 million for the three months ended March 31, 2011 and $0.6 million for the three months ended March 31, 2010.  Net losses to Pernix common stockholders were $0.7 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

Cash used in operating activities was $2.5 million and $0.6 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.  Funds used in investing activities for the three month periods ended March 31, 2011 and March 31, 2010 were $10K and $1.0 million, respectively.  Funds provided by financing activities primarily representing either increases in debt or common stock issuances and amounted to $0.5 million and $0.8 million, respectively, for the three month periods ended March 31, 2011 and March 31, 2010.

Beyond the cash expected to be generated by the U.S. Department of State project under the IDIQ containerized housing contract in Iraq, the U.S. Embassy project in Fiji and the power generation services the Company expects to seek support from its principal stockholders, Ernil Continental, Halbarad Group Ltd., and SHBC, on an as-needed basis only, as well as bank financing, to support its operations.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended March 31, 2011:

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

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)             Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: May 16, 2011	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Greg Grosvenor
Greg Grosvenor
Vice President and Chief Financial Officer