Form 10-Q
period 2011-06-30
Pernix Group, Inc.
filed 2011-08-12
CIK 1082198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number — 333-92445

PERNIX GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of	(IRS employer identification no.)
Incorporation or organization)

151 East 22nd Street, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip code)

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

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☒

On August 8, 2011, 140,881,235 shares of our common stock were outstanding.

PERNIX GROUP, INC.

		Page No.

	PART I. Financial Information

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations (unaudited) — six months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Operations (unaudited) — three months ended June 30, 2011 and 2010	5
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) — six months ended June 30, 2011 and 2010	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) — June 30, 2011 (unaudited), and December 31, 2010	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — six months ended June 30, 2011 and 2010	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35
Item 4.	Controls and Procedures	35

	PART II. Other Information

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	(Removed and Reserved)	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

	Signatures	38

Item 1:  Financial Statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of June 30, 2011 and December 31, 2010

	Unaudited
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,192,192	$4,287,593
Accounts receivable less allowance for doubtful accounts of $142,235 at June 30, 2011 and $170,068 at December 31, 2010	9,722,204	3,124,591
Retainage receivables	—	405,599
Related party receivables	4,006	—
Work in process	1,290,132	3,345,552
Inventories	4,823,068	4,768,879
Restricted cash	634,530	277,585
Prepaid value added tax	43,476	28,679
Prepaid expenses and other current assets	807,563	471,267
Total current assets	18,517,171	16,709,745
Property, plant, and equipment, net of accumulated deprecication of $2,696,877 and $2,390,571 as of June 30, 2011 and December 31, 2010, respectively	730,473	713,248
Restricted cash greater than one year	—	620,796
Other assets	206,212	176,960

Intangible assets:
Customer Relationships	1,328,612	1,406,768
Trademark	936,984	936,984
Total assets	$21,719,452	$20,564,501
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$1,276,361	$370,983
Accounts payable	1,336,152	2,978,964
Accounts payable — related party	—	3,894
Accrued expenses	4,475,149	2,428,393
Interest payable — related party	332,034	291,100
Value added tax liability	53,448	—
Other current liabilities	271,799	301,949
Short term debt	593,983	568,676
Short term debt - related party	1,431,730	400,170
Prepayments received on orders	517,442	2,641,329
Billings in excess of costs and estimated earnings	1,084,664	1,105,091
Dividend payable	101,053	38,324
Total current liabilities	11,473,815	11,128,873

Other non current liabilities	216,343	189,404
Deferred tax liability	411,870	436,098
Total liabilities	12,102,028	11,754,375

Commitments and Contingencies

Stockholders’ Equity
Pernix Group, Inc. and Subsidiaries Stockholders’ Equity
Convertible preferred stock, $0.01 par value authorized 50,000,000 shares, 389,250 issued and outstanding at June 30, 2011 and December 31, 2010.	3,893	3,893
Common stock, $0.01 par value authorized 200,000,000 shares, 140,881,235 issued at June 30, 2011 and December 31, 2010.	1,408,812	1,408,812
Additional paid-in capital	76,607,056	76,607,056
Accumulated deficit	(69,672,651)	(69,932,707)
Accumulated comprehensive (loss)	(132,242)	(629,349)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	8,214,868	7,457,705
Noncontrolling Interest	1,402,556	1,352,421
Total equity	9,617,424	8,810,126
Total liabilities and equity	$21,719,452	$20,564,501

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Six Months Ended June 30, 2011 and 2010

	2011	2010
Revenues:
Construction revenues	$6,162,006	$2,287,868
Transmitter design and installation	7,098,943	5,487,147
Service fees — power generation plant	2,810,776	3,076,746
Service fees — related party	—	655
Other revenue	1,347,044	—
Gross revenues	17,418,769	10,852,416
Costs and expenses:
Construction costs	4,779,846	1,764,937
Transmitter design and installation cost	5,205,622	4,105,700
Operation and maintenance costs - power generation plant	1,355,842	1,447,746
Cost of revenues	11,341,310	7,318,383
Gross profit	6,077,459	3,534,033
Operating expenses:
Salaries and employee benefits	3,372,521	3,104,569
Building rental and occupancy expense	338,446	210,520
Occupancy — related party	38,481	50,360
General and administrative	1,572,457	2,198,608
Total operating expenses	5,321,905	5,564,057
Operating income/(loss)	755,554	(2,030,024)

Other income (expense):
Interest (expense)/income, net	(78,469)	(100,729)
Interest expense - related party	(48,435)	(45,513)
Foreign currency exchange gain/(loss)	(145,267)	32,115
Other (expense)/income, net	13,783	(91,669)
Gain on sale of fixed assets	7,780	7,669
Total other expense	(250,608)	(198,127)

Income/(loss) before income taxes	504,946	(2,228,151)
Income tax expense	243,978	321,850
Consolidated net income/(loss)	260,968	(2,550,001)

Less: Net loss attributable to noncontrolling interest	(61,817)	(439,219)

Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	322,785	(2,110,782)

Less: Preferred stock dividends	62,729	—

Net income/(loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$260,056	$(2,110,782)

Basic and diluted net loss per share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$0.00	$(0.02)
Weighted average shares outstanding - Basic	140,881,235	140,296,483
Diluted net income/(loss) per share attributable to the stockholders of Pernix Group, Inc.	$0.00	$(0.02)
Weighted average shares outstanding - Diluted	141,270,485	140,296,483

See accompanying notes to condensed consolidated financial statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended June 30, 2011 and 2010

	2011	2010
Revenues:
Construction revenues	$4,882,000	$1,462,882
Transmitter design and installation	5,957,345	1,345,914
Service fees — power generation plant	1,628,398	1,650,941
Service fees — related party	—	655
Other revenue	565,587	—
Gross revenues	13,033,330	4,460,392
Costs and expenses:
Construction costs	3,661,247	1,261,409
Transmitter design and installation cost	4,362,458	840,701
Operation and maintenance costs - power generation plant	721,895	862,278
Cost of revenues	8,745,600	2,964,388
Gross profit	4,287,730	1,496,004
Operating expenses:
Salaries and employee benefits	1,814,293	1,613,499
Building rental and occupancy expense	185,117	119,418
Occupancy — related party	11,315	24,988
General and administrative	818,542	1,150,116
Total operating expenses	2,829,267	2,908,021
Operating income/(loss)	1,458,463	(1,412,017)

Other income (expense):
Interest (expense)/income, net	(38,478)	(40,463)
Interest expense - related party	(25,383)	(22,886)
Foreign currency exchange gain/(loss)	(83,658)	182,597
Other income, net	5,648	13,197
Gain on sale of fixed assets	7,780	7,669
Total other (expense)/income	(134,091)	140,114

Income/(loss) before income taxes	1,324,372	(1,271,903)
Income tax expense	192,074	248,348
Consolidated net income/(loss)	1,132,298	(1,520,251)

Less: Net income/(loss) attributable to noncontrolling interest	140,863	(298,993)

Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	991,435	(1,221,258)

Less: Preferred stock dividends	31,539	—

Net income/(loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$959,896	$(1,221,258)

Basic and diluted net loss per share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$0.01	$(0.01)
Weighted average shares outstanding - Basic	140,881,235	140,881,235
Diluted net income/(loss) per share attributable to the stockholders of Pernix Group, Inc.	$0.01	$(0.01)
Weighted average shares outstanding - Diluted	141,270,485	140,881,235

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(loss) (unaudited)

For the six months ended June 30, 3011 and June 30, 2010

	Six Months
	Ended June 30,
	2011	2010

Net income/(loss)	$260,968	$(2,550,001)
Other comprehensive income/(loss):
Foreign currency translation adjustment	561,059	(713,343)

Comprehensive income/(loss)	$822,027	$(3,263,344)

Net (loss) attributable to noncontrolling interests	$(61,817)	$(439,219)

Total Comprehensive income/(loss)	$883,844	$(2,824,125)

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(loss) (unaudited)

For the Three Month Periods ended June 30, 2011 and June 30, 2010

	Three Months
	Ended June 30,
	2011	2010

Net income/(loss)	$1,132,298	$(1,520,251)
Other comprehensive income/(loss):
Foreign currency translation adjustment	251,796	(248,335)

Comprehensive income/(loss)	$1,384,094	$(1,768,586)

Net income/(loss) attributable to noncontrolling interests	$140,863	$(298,993)

Total Comprehensive income/(loss)	$1,243,231	$(1,469,593)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income (Loss)

Six Month Periods ended June 30, 2011 (unaudited), and 2010 (unaudited)

				Accumulated
				Other			Additional
		Comprehensive	Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	Income (loss)	deficit	income (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2010	$8,810,126		$(69,932,707)	$(629,349)	$1,408,812	$3,893	$76,607,056	$1,352,421

Comprehensive income (loss):
Net income	$260,968	$322,785	$322,785	$	$—	$—	$—	$(61,817)
Foreign currency translation adjustment	561,059	561,059	—	497,107	—	—	—	63,952
Comprehensive income (loss):	822,027	$883,844
Preferred Stock dividends	(62,729)		(62,729)	—	—	—	—	—
Contributions from noncontrolling interest	48,000		—	—	—	—	—	48,000

Balance at June 30, 2011	$9,617,424		$(69,672,651)	$(132,242)	$1,408,812	$3,893	$76,607,056	$1,402,556

Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$1,395,746	$—	$73,692,529	$2,927,494

Sale of common stock - 1,306,668 shares at $0.75 per share	$980,001	$—	$—	$—	$13,066	$—	$966,935	$—
Comprehensive income (loss):
Net loss	(2,550,001)	(2,110,782)	(2,110,782)	—	—	—	—	(439,219)
Dividend				—			—	—
Foreign currency translation adjustment	(713,343)	(713,343)	—	(556,922)	—	—	—	(156,421)
Comprehensive income (loss):	(3,263,344)	$(2,824,125)
Purchase of subsidiary shares from noncontrolling interest	(947,435)		—	—	—	—	5,235	(952,670)

Balance at June 30, 2010	$8,149,541		$(68,141,792)	$(1,161,362)	$1,408,812	$—	$74,664,699	$1,379,184

 See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and June, 2010 (unaudited)

	2011	2010
Cash flows from operating activities:
Consolidated net income/(loss)	$260,968	$(2,550,001)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
cash used in operating activities:
Depreciation	102,567	101,770
Amortization of intangibles	78,154	370,332
(Gain)/loss on sale or disposal of fixed assets	—	(7,672)

Changes in assets and liabilities:
Short term investments	—	151,187
Accounts receivable	(5,648,875)	24,861
Retainage receivable	(405,599)	145,970
Accounts receivable - related party	(4,006)	180,777
Work in process	240,754	(260,600)
Inventories	2,246,348	(157,508)
Prepaid value added tax	(3,532)	40,502
Prepaid expenses and other current assets	948,450	(269,304)
Other assets	876,232	169,459
Accounts payable	(1,717,288)	333,144
Accounts payable - related party	(3,894)	(1,244)
Accrued expenses	2,014,218	278,838
Interest payable - related party	40,935	38,013
Prepayments received on account of orders	(2,745,485)	305,592
Billings in excess of cost and estimated earnings	(20,427)	(105,845)
Value added tax liability	53,448	—
Other liabilities	(1,169,155)	823,353
Deferred tax liability	(24,228)	(114,804)
Net cash (used in) operating activities	(4,880,415)	(503,180)
Cash flows from investing activities:
Acquisition of additional subsidiary stock	—	(950,154)
Investment in Pernix/UEI Joint Venture	—	2,719
Proceeds from sale of equipment	1,362	7,672
Capital expenditures	(76,420)	(60,666)
Net cash (used in) investing activities	(75,058)	(1,000,429)
Cash flows from financing activities:
Net increase/(decrease) in line of credit borrowings	905,378	(116,331)
Increase/(decrease) in indebtedness - related party	1,000,000	—
Proceeds from sale of stock	—	980,001
Capital contributions from minority interest holders	48,000	—
Net cash provided by financing activities	1,953,378	863,670

Effect of exchange rate changes on cash and cash equivalents	(93,306)	(263,531)
Net (decrease) in cash and cash equivalents	(3,095,401)	(903,470)
Cash and cash equivalents at beginning of period	4,287,593	2,994,989
Cash and cash equivalents at end of period	$1,192,192	$2,091,519
Supplemental disclosure:
Cash paid during the period for interest	$47,140	$32,425
Cash paid during the period for interest - related party	$7,500	$7,500
Cash paid during the period for income taxes	$541,284	$184,257

Supplemental disclosure of noncash transactions:
Increase in deferred stock dividends payable	$62,729	$—

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Overview

Pernix Group, Inc. (“Pernix Group”, the “Company”, “we”, “us” and “our”), was established in 1995 and was incorporated in Delaware in 2001 and as of June 30, 2011 is 96.9% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its four subsidiaries. We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Installation and Service.  We provide our services in a broad range of end markets, including construction, construction management, energy, operations and maintenance services and broadcast and RF transmission markets.

We are a leading construction and power infrastructure company, offering diversified general contracting, design/build and construction management services to public and private agencies.  We have provided power and construction services since 1995 and have established a strong reputation within our markets by executing complex projects on time and within budget while adhering to strict quality control measures.  We have high performance, internationally experienced, management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote jurisdictions on the planet.  We have over fifteen years of experience providing all of our services in international territories.  Our commitment to safety, understanding and respecting local cultural diversity and sensitivity, while delivering projects on time and within budget, is of paramount importance to us and is a cornerstone to our success.

At the end of 2009, the design, manufacture, distribution and installation of RF transmitter systems and related services segment was added to serve customers world-wide.  The RF transmitter business has construction as well as international business services that will provide new channels for construction opportunities and further development of our network of worldwide service suppliers.

With our recent experiences with the U.S Department of State’s Bureau of Overseas Buildings Operations (“OBO”) and our past experiences with the United States Information Agency (previously known as Voice of America, a large RF transmitter user) we have strengthened our technical and management expertise and are able to provide our clients with a broad spectrum of services.

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

As a general contractor we have responsibility from the notice of award through the successful completion of the project(s).  We are responsible for the means and methods to be used in the construction execution of the project in accordance with the contract documents.  With our established relationships with subcontractors, vendors and professionals, Pernix can bring the necessary expertise and a highly motivated team to perform and execute projects worldwide.

Many of our construction construction contracts are with government bodies such as the United States’ Department of State Overseas Building Operations , as well as other foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by bid proposal stage for qualified contractors.  Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage. We create an advantage by thoroughly studying local markets, aligning ourselves with local or regional large prime-subcontractors and establishing purchasing and logistics support in country, or regionally, where possible.

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

In the second quarter of 2011, the Company received an award notification from the OBO for a $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project.

In 2010, the Company formed a new joint venture with Ledcor Construction, Inc. (“Ledcor”) and Serka Insaat ve Ticaret, A.S. (“Serka”) called Pernix-Ledcor-Serka Joint Venture (PLS).  This partnership has an equity split of 52% Pernix Group, 24% Ledcor and 24% Serka.  The PLS joint venture has been awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the U.S. Department of State.  This contract will provide the PLS joint venture with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.  The size of each task order is dependent upon the scope of work and there is no guarantee that the PLS joint venture will win any particular task order, but the overall IDIQ is for five years and $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one year and over the life of the contract (one base year and four option years) cannot exceed $2.0 billion for one contractor.  PLS is actively responding to several requests to bid under this IDIQ contract. On April 14, 2011, the PLS joint venture was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract. The start up of this project began in May, 2011.

At the request of Ledcor, effective June 3, 2011, Pernix, Ledcor and Serka agreed to negotiate in good faith the withdrawal of Ledcor from the JV no later than August 31, 2011. Ledcor requested withdrawal from the PLS JV reflecting a desire not to continue with work in Iraq or other conflict zones in the world.  Subsequent to June 30, 2011 the OBO has approved Ledcor’s withdrawal. The negotiations of withdrawal between the JV members have been completed. Ledcor’s withdrawal is in consideration for a nominal dollar value and in turn, Ledcor will be held harmless for all pending work.  In connection with this initiative, effective July 28, 2011 the name of the joint venture was changed from PLS JV to Pernix Serka L.P. (“PS JV”).

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The JV was created for the purpose of bidding on US government construction and infrastructure development projects. In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.5 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the JV formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (“TSF”).  In April of 2010, the company was awarded a second contract of $8.1 million on the embassy compound in Fiji.  During 2011 the Company received modifications to these contracts totaling $2.1 million. The U.S. Embassy in Suva, Fiji is now an accredited facility, having received its certificate of substantial completion on June 3, 2011. Going forward, we will leverage our experience in Fiji to bid on and obtain additional embassy and/or US government projects. The Department of State intends to build approximately 43 new embassies in the 2011 through 2017 timeframe and Pernix Group with their partners will continue to bid for this work.

Power Generation Services

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely. From the types of fuels used to the plethora of regulations governing the development of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations.  Pernix focuses on small to mid-size power plants and has the experience to build, operate and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build.  Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution / transmission systems.  Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and realize the unique requirements of each, and leverage our ability to align and manage the best resources for all aspects of each particular project.

Our power business segment includes plant engineering, design, procurement, construction and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining power facilities.

Power Plant Construction

Pernix Group’s general construction segment overlaps and supports our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations. As noted in the construction segment above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology doesn’t stop at just building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint ventures in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers.  Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget.  The Company has also formed a joint venture with UEI Holdings, LLC called Pernix Universal Energy JV.  Pernix owns 70% and UEI Holdings owns 30% of this JV.  This enterprise allows Pernix to expand its offering and add significant capability. UEI Holdings has experience with almost all energy sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities.  The Pernix Universal Energy JV brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

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

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific.  Our Power Generation Services segment currently operates in three countries and contributed $4.2 million, or 24% of our 2011 year to date revenue compared to $3.1 million or 28% for the comparable prior year period.  We currently operate power plants in the Republic of the Fiji Islands (Fiji) and the Commonwealth of the Northern Mariana Islands (CNMI).  In addition we are currently under contract to manage the power structure on an island in Vanuatu.

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

As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year Operation & Maintenance (“O&M”) contract for both Kinoya and Vuda Power Plants in 2003. In late 2005, TFL was awarded O&M for another 30 MW extension to the Kinoya Plant. In total we have under management 78MW of diesel power generation capacity in Fiji.

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

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of the Republic of Vanuatu (Vanuatu) in 2010.  VUI will assume responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a 15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn -key utility operation. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates on August 31, 2011 with a 12 month notice of termination.  During this period, the company will be performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. The Company will receive various expense reimbursements and fees during this period for assuming the operations from the prior service provider.  Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Operations.

The Utilities Regulatory Authority monitors and reports on the performance of electricity utilities in Vanuatu. These reports bring transparency to the performance of the energy providers. This report describes how well Vanuatu Utilities and Infrastructure Ltd (“VUI”) provided services to its customers since VUI began to manage the power structure on Vanuatu on January 1, 2011. The report found VUI to have performed well in all areas including network performance,  safety performance, customer service, reliability and quality of supply and legislative and regulatory compliance.

RF Transmitter Design, Installation and Service

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin, AG (TransRadio) from two of its shareholders. On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154.  In

October of 2010, the company purchased another 351,000 shares for $984,701 representing an additional 4% of TransRadio common voting shares, bringing the Company’s total ownership of TransRadio to 82%.

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

General Construction Revenue.    Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date and estimated total projected costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

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

Power Generation Services Revenue.    The Company received fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and are generally billed to the customer as earned during each accounting period.

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

Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of June 30, 2011 and December 31, 2010, the Company had no significant net receivables related to contract claims.

“K” represents $1,000 when used below.

3. Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) in October 2009, regarding multiple deliverable arrangements. The guidance was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. The Company adopted the guidance prospectively for revenue arrangements entered into or materially modified on or after the date of adoption. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Effective January 1, 2010 the Company adopted the guidance issued by the FASB during June 2009 related to the accounting and disclosures for transfers of financial assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010 the Company adopted the guidance issued by the FASB in June 2009 that was intended to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Effective January 1, 2010, the Company adopted the guidance in the ASU issued by the FASB in December 2009 regarding “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This ASU requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. The Company has entered into several joint venture agreements that have variable interests.  These agreements have been reviewed by the Company which has determined that the Company has a controlling interest in these agreements and that it has properly reflected and disclosed the nature of these agreements.

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

4. Recently Issued Accounting Pronouncements

On June 16, 2011, the FASB issued an ASU which affects the presentation of other comprehensive income (“OCI”). The FASB’s issuance of this ASU represents another step toward its goal of convergence with International Financial Reporting Standards (“IFRS”). For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic (private) entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted and should be applied retrospectively.

The ASU amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. Note that the amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The Company already complies with this amended guidance and therefore, it is not expected to have an impact on our financial statements or disclosures.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is March 31, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. When effective, we will comply with the disclosure provisions of this guidance.

In April 2011, FASB issued new guidance which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance will require creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Our effective date is September 30, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

5.      Liquidity

As of June 30, 2011, the Company’s total assets exceeded total liabilities by $9.6 million.  This was a $0.8 million increase from December 31, 2010.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of June 30, 2011, the Company had $1.3 million outstanding on the line of credit and short term borrowings of $2.0 million.  As of June 30, 2011, the Company had an accumulated deficit of $69.7 million and total stockholders’ equity of $9.6 million.

The Company incurred operating income of $0.8 million and operating losses of$2.0 million for the six month periods ended June 30, 2011 and 2010, respectively.  The Company incurred net income to common shareholders of $0.3 million and net losses to common shareholders of $2.6 million, during the six months ended June 30, 2011 and 2010, respectively.

Cash used in operating activities was $4.9 million compared to $0.6 million for the six month periods ended June 30, 2011 2010, respectively.  Funds used in investing activities for the six month periods ended June 30, 2011 and 2010 were $75K and $1.0 million, respectively.  Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.0 million and $0.9 million for the six month periods ended June 30, 2011 and 2010, respectively.

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

In connection with the accounting for the TransRadio business combination in 2009, a $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on the stock trading price.  In addition, intangible assets identified in connection with the initial TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years.  As of June 30, 2011, the fair values of the intangible assets recorded in connection with the acquisition, net of related amortization (if applicable) are approximately $1.3 million for the customer relationship asset and $0.9 million for the trademark asset. The fair values of these assets were determined using unobservable level 3 inputs under the multiple period earnings method income approach and the relief from royalty rate method, respectively.

			Annual	Accumulated
		Annual Amortization	Amortization	Amortization as
Description of indentifiable intangible assets	Amortization Period	Amount 2010	amount 2011-2015	of June 30, 2011
Customer relationship	10 years	156,308	156,308	234,462
Customer backlog	1 year	292,178	N/A	292,178
Total Amortization for the period		$448,486	$781,540	$526,640

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

7. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €1.3 million (approximately $1.9 million USD at June 30, 2011) bank credit agreement with three German banks, which renews annually in December. The three banks are Berliner €500,000 (approximately $0.7 million USD at June 30, 2011), HypoVereinsbank €500,000 (approximately $0.7 million USD at June 30, 2011) and Commerzbank €330,000 (approximately $0.5 million USD at June 30, 2011) Borrowings under the credit agreements are unsecured. Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines and 7.25% per annum on the Commerzbank line.  As of June 30, 2011 and December 31, 2010, $1,276,361 and $370,983, respectively has been drawn under the credit line.

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans. The loans are now due on December 31, 2011, and the interest rate remains at 5 percent. As of June 30, 2011, outstanding short-term loans of $429K and $597K are payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. As of December 31, 2010, the short-term loans were $400K and $569K, payable to Bent Marketing, Ltd. and Fedor Commercial Corporate Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and  Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.

In the second quarter of 2011, the Company entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. will have the ability to draw up to $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of June 30, 2011, the Company has drawn $1.0 million with $1.0 million remaining available. The interest rate on the borrowings is 5% and the amounts currently drawn are to be repaid no later than October 31, 2011. If additional amounts are drawn, they are to be repaid no later than August 31, 2012.

8.   Equity

Preferred Stock—The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).  As of June 30, 2011 and December 31, 2010, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of June 30, 2011 and December 31, 2010, no Series A Preferred Stock is issued and outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During the first six months of 2011 and the full year 2010, the Company issued zero and 389,250 shares of Series B Preferred Stock, respectively.  Each share of Series B Preferred Stock is convertible into common stock using the 1:1 conversion rate as defined in each Series B Preferred Stock Designation Certificate.  The Series B preferred stockholders may request to negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders. As of June 30, 2011 and December 31, 2010, 389,250 shares of the Series B Preferred Stock were issued and outstanding.  As of June 30, 2011 and December 31, 2010, preferred share dividends of $101,053 and $38,324, respectively, were accrued. No dividends have been paid for the preferred stock through June 30, 2011.

Common Stock—As of June 30, 2011 and December 31, 2010, 140,881,235 shares of the Company’s common stock were issued and outstanding. During the first six months of 2011, Pernix Group issued no common shares. During the first six months of 2010, Pernix Group issued 1,306,668 common shares to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI at a price of $0.75 per share totaling $980,001 in proceeds, used to finance the acquisition of the March 2010 additional interest in TransRadio.

9.   Computation of Net Income / (Loss) Per Share

Basic and diluted net loss per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). There are 389,250 such shares as of June 30, 2011 but no such shares were excluded from diluted net loss per common share for the six month or three month periods ended June 30, 2011 and June 30, 2010 as there were either no losses in those 2011 periods and the preferred shares that are convertible were not outstanding during the first six months of 2010.

10.  Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the remaining claims against it are successful, the Company may have an estimated liability in the range of $400,000 to $1,000,000. The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2009, 2010 or the first six months of 2011.  The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD $1,250,000 (approximately USD $708,875 at June 30, 2011) if found to be negligent or $750,000 (approximately USD $425,325 at June 30, 2011) if not found to be negligent) in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $100K USD) as of June 30, 2011.

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of June 30, 2011 and December 31, 2010, the accrued warranty obligation of TransRadio amounts to 75,728 and $70,192, respectively. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through June 30, 2011.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero  up to $125,000 may still be incurred.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all noncancelable-operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. Commitments under such leases, in effect at June 30, 2011 are:

Year	Total Lease payments
2011	$366,051
2012	728,420
2013	120,723
2014	105,443
2015	93,820
Thereafter	31,580

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease on the new corporate headquarters is a five year operating lease with Baron Real Estate Holdings, from May 1, 2011 through April 30, 2016.  The lease calls for a base rental payment of $7,014.65 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years.  The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at June 30, 2011, as presented above. The Company incurred approximately $70K of expenditures associated with the move to the new facility, of which $57K are leasehold improvements that will be amortized over the lease term of 5 years.

We primarily lease certain buildings, cars, and equipment in the United States and Germany under non-cancelable operating leases. The building and car leases expire in the 2012 through 2016 timeframe and equipment leases expire in 2014. The building leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

11.  Work in Process and Inventories

As of June 30, 2011 and December 31, 2010 the components of inventories are as follows:

	2011	2010
Work in process	$1,290,132	$3,345,552
Raw materials	$3,359,517	$3,426,630
Supplies	1,463,551	1,342,249

Inventories	$6,113,200	$4,768,879

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

13.  Fair Value Disclosures

The Company held fixed rate short term debt through its TransRadio subsidiary and at corporate with outstanding borrowings totaling $1,026K and $969K as of June 30, 2011 and December 31, 2010, respectively. TransRadio also had outstanding borrowings under the fixed rate line of credit of $1,276K as of June 30, 2011 and $371K as of December 31, 2010.

In the second quarter of 2011, the Company entered into a short term debt agreement with Bent Marketing Ltd., a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and for Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.   Pursuant to the terms of the agreement, Pernix Group, Inc. will have the ability to draw up to $2 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of June 30, 2011, the Company has drawn $1.0 million with $1.0 million remaining available. The interest rate on the borrowings is 5% and the amounts currently drawn are to be repaid no later than October 31, 2011. If additional amounts are drawn, they are to be repaid no later than August 31, 2012.

The fair value of these financial instruments approximates carrying value as the outstanding amounts require repayment within four to six months. From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type lease, and foreign currency contracts. As of June 30, 2011 and December 31, 2010, the Company did not hold such financial instruments.

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

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When recovery is reviewed, if the carrying amount of the assets are determined to be unrecoverable, an impairment loss would be recorded. During the six month periods ended June 30, 2011 and 2010, the Company did not observe or record any such impairment adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

15.  Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at June 30, 2011 and December 31, 2010.  SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The Company accrued interest payable to SHBC for unreturned capital of $38,852 and $38,013 during the six month periods ending June 30, 2011 and 2010, respectively. No other services were provided by SHBC.

During the six month periods ended June 30, 2011 and 2010, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $51,768 and $55,573 for the six months ended June 30, 2011 and June 30, 2010, respectively.

16.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of June 30, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $1,273,206 million, of which $634,529  is current restricted cash in Germany.

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

	For the six months ended June 30, 2011
		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$6,162,006	$7,098,943	$4,157,820	$17,418,769
Interest expense	175	78,778	688,604	767,557
Interest expense - related party	38,852	7,500	2,083	48,435
Interest (income)	(169)	—	(688,919)	(689,088)
Depreciation and amortization	223	138,134	42,364	180,721
Income tax expense (benefit)	—	(23,074)	267,052	243,978
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	130,660	(760,688)	890,084	260,056
Total capital expenditures	—	8,963	67,457	76,420
Total assets	3,256,712	10,439,703	8,023,037	21,719,452

	For the six months ended June 30, 2010
		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$2,287,868	$5,487,147	$3,077,401	$10,852,416
Interest expense	6	108,257	692,297	800,560
Interest expense - related party	38,013	7,500	—	45,513
Interest (income)	(540)	—	(699,291)	(699,831)
Depreciation and amortization	—	429,117	42,985	472,102
Income tax expense (benefit)	(210)	46,329	275,731	321,850
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	83,742	(1,537,785)	(656,739)	(2,110,782)
Total capital expenditures	—	34,837	25,829	60,666
Total assets	988,148	12,313,339	4,672,104	17,973,591

	For the three months ended June 30, 2011
		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$4,882,000	$5,957,345	$2,193,985	$13,033,330
Interest expense	175	38,648	345,811	384,634
Interest expense - related party	19,550	3,750	2,083	25,383
Interest (income)	(30)	—	(346,126)	(346,156)
Depreciation and amortization	2	69,359	21,190	90,551
Income tax expense (benefit)	—	(11,526)	203,600	192,074
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	598,943	119,726	241,227	959,896
Total capital expenditures	—	1,964	63,182	65,146
Total assets	3,256,712	10,439,703	8,023,037	21,719,452

	For the three months ended June 30, 2010
		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$1,462,882	$1,345,914	$1,651,596	$4,460,392
Interest expense	6	39,596	347,927	387,529
Interest expense - related party	19,136	3,750	—	22,886
Interest (income)	(262)	1,101	(347,905)	(347,066)
Depreciation and amortization	—	213,343	21,256	234,599
Income tax expense (benefit)	2,927	103,613	141,808	248,348
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(202,197)	(1,055,922)	36,861	(1,221,258)
Total capital expenditures	—	14,778	5,775	20,553
Total assets	988,148	12,313,339	4,672,104	17,973,591

Geographical Information

Location	June 30, 2011	June 30, 2010	June 30, 2011	December 31, 2010
United States	$6,162,006	$2,288,523	55,382	2,491
Comm. of Northern Mariana Islands	795,279	910,753	4,694	7,957
Fiji	2,015,497	2,165,993	178,510	196,819
Vanuatu	1,347,044			1,341
Algeria	62,866	10,024
Asia		40,384
Austria	18,812
Brazil	3,800
Czechia	5,681
Denmark	3,564
Ethiopia	106,735
Europe		29,591
France	23,574
Germany	638,745	1,146,096	491,887	504,640
Ghana	13,779	22,564
Hong Kong	37,886
Hungary	2,300
Ireland	157
Israel	638,368
Italy	13,567
Luxembourg	3,544,572
Netherlands	69,631
Pakistan	19,678
Phlippinen	50,054
Qatar		2,734,499
Romania	615
Russia	4,709	146,219
Singapore		45,727
Ski Lanka	14,032
South Africa	19,435
Spain	468,448	313,993
Switzerland	774,029	691,721
Taiwan		51,288
Tunisia	17,245
Turkey	6,434
USA	153,210	255,042
Vatican	4,939
Yemen	382,079

Total	$17,418,769	$10,852,416	$730,473	$713,248

Major Customers

The first major customers relate to the General Construction segment.  On April 14, 2011, the PLS joint venture was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.  This contract will provide the PLS joint venture with the opportunity to build Containerized Housing Units (CHU) in Iraq. Start-up of  this contract began in May, 2011.  In connection with Ledcor’s withdrawal from the PLS JV, effective in July 28, 2011 the name of the joint venture was changed from PLS JV to  Pernix-Serka Joint Venture

(“PS JV”).  Revenue from this customer totaled $2.8 million or 16.1% of consolidated total revenues in the first six months of 2011. There were no 2010 revenues associated with the PLS CHU project in 2010.

As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji.  This project began in 2007.  The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. During 2011 the Company received modifications to the contract totaling $2.4 million and the U.S. Embassy in Suva, Fiji is now an accredited facility, having received its certificate of substantial completion on June 3, 2011. Revenue from this customer totaled $3.2 million or 18.5% of consolidated total revenues in the first six months of 2011 and $2.3 million or 21.0% of consolidated revenues in the first six months of 2010.

The third major customer relates to the Power Generation Services segment and is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $2.0 million and $2.2 million in the first six months of 2011 and 2010, respectively. Revenues from FEA were 11.6 % and 20.0% of the Company’s total revenues in the first six months of 2011 and 2010, respectively.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in significant contract revenues representing $7.1 million and $6.0 million for the first six months of 2011 and 2010, respectively.  Revenues from the RF Transmitter sales were 40.8% and insert number 45.7% of the consolidated total revenues.

18.                 Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of June 30, 2011 and December 31, 2010, respectively, balances for billings in excess of cost and estimated earnings were $1,084,664 and $1,105,091, respectively. Total cumulative billings for the uncompleted projects as of June 30, 2011 and December 31, 2010 are $59,907,626 and $53,901,048, respectively.

19.                 Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of June 30, 2011, the amount recorded as advanced payments received on account of orders is $ 517,442. As of December 31, 2010, the amount recorded as advanced payments received on account of orders is $2,641,329.  No prepayments have been classified in long term liabilities.

20.                 Subsequent Events

On August 2, 2011, a diesel engine was destroyed or damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by Telesource Fiji Limited, (“TFL”), a subsidiary of Pernix Group, Inc. The investigation into the cause of the loss and the related potential damage and requirements to resume the 10MW of production is ongoing, and as such is the case, management has not yet drawn a conclusion regarding the impact of this event.  TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electric Authority. In connection with this policy, TFL has a deductible in the amount of 1.25 million Fijian dollars ($709K USD at June 30, 2011) if TFL is found to be negligent or 750K Fijian dollars (USD $425K at June 30, 2011) if TFL is not found to be negligent. In addition, TFL must provide up to 150K Fijian dollars (($85K USD at June 30, 2011) of resources if negligent and 75K  Fijian dollars ($43K USD at June 30, 2011)  of resources if not negligent to facilitate the resumption of the lost power production. A notice of loss has been filed with the insurer.

On August 4, 2011 Mr. Greg Grosvenor who has served as Pernix Group, Inc.’s Chief Financial Officer (“CFO”) and acted as the principal accounting officer since August of 2005 left Pernix Group, Inc. (“the Company”). The Company’s Board of Directors and the President and Chief Executive Officer, Mr. Nidal Zayed,

are conducting a search for a new CFO. Chief Financial Officer responsibilities will be transitioned through Mr. Zayed., as acting CFO until the Company’s search is complete and a new CFO is hired.

On August 9, 2011, the Company’s Board of Directors determined to elect Ms. Carol J. Groeber, the Corporate Controller, to serve as the Company’s Principal Accounting Officer effective immediately.  Ms. Groeber, age 47, previously served as a consultant to the Company related to various SEC filings and the December 2009 acquisition of TransRadio SenderSysteme, Berlin, AG, a German company. Ms. Groeber also consulted with several large financial service firms and other companies through Robert Half Management Resources since 1997, served as the Director of Accounting Policy of Navistar, Inc. in 2009 and as the Financial Reporting Manager of  Nicor, Inc. in 2005 - 2006.  Ms. Groeber began her career in 1987 with Deloitte and Touche LLP in the audit practice for five years and served as the Manager of External Reporting and a Vice President and Group Finance Officer for Heller Financial, Inc. for four years. Ms. Groeber holds a B.A. in Accounting from the University of Northern Iowa where she sat for and passed the CPA exam in 1987.  Ms. Groeber is not a party to any transaction with the Company or any of its subsidiaries in which she had a direct or indirect material interest requiring disclosure.

All of these subsequent events were reported on a Form 8-K filed with the Securities and Exchange Commission on August 9, 2011.

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

“K” represents $1,000 when used below.

In this report, we use the terms “Pernix Group”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2010 as “fiscal 2010” and the six months ended June, 2011 and 2010 as the “second quarter of 2011” and the “second quarter of 2010”, respectively.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2011

Revenues

Total revenues increased $6.6 million or 60% for the first six months of 2011 compared to the prior year six month period. This increase spanned all business segments reflecting the Company’s significant strides in the past several years in business development efforts and leveraging of its experiences in bidding, winning and executing government contracts with its strategic partners in a successful manner.

Construction Revenues.  Construction revenues more than doubled increasing to $6.2 million from $2.3 million for the six months ended June 30, 2011 compared to June 30, 2010.  The increase is primarily attributed to start up work on the Containerized Housing Units (CHU) project in Iraq ($2.8 million) coupled with the contract modifications received on the U.S. Embassy Project in Fiji ($2.1 million) which reached substantial completion during June 2011. The CHU project was 3.0% complete at June 30, 2011. During the first six months of 2010, no revenue was recognized on the CHU project as it had not yet been awarded to PLS JV. The U.S. Embassy Project in Fiji, began in January 2007.  The Company has received two contracts with regard to the Embassy project.  The first Fiji embassy contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) was for an estimated $8.1 million.  Only approximately 2.0% of the total project revenue related to the first U.S. Embassy contract was recognized during the first six months of 2010 and approximately 16.7% of the second contract was completed in the second quarter of 2010 which was the start up phase of this project.  The first contract relating to the project was 99.2% complete at June 30, 2010.  For the six months ended June 30, 2010 the revenue was driven by several factors all associated with the degree of completion of the projects.  During the first half of 2010, these factors were primarily related to exterior finishes.

Transmitter design and installation — These revenues increased 29.4% or $1.6 million to $7.2 million from $5.5 million for the six months ended June 30, 2011 compared to the prior year six month period. This revenue relates to the TransRadio subsidiary which was purchased in December 2009.  Revenues are recognized pursuant to the terms of the contracts with the client, which requires customer approval of the operation of the equipment prior to invoicing.  Thus, revenues of this segment are by nature dependent on the size and number of contracts completed and accepted during a period.  Therefore the revenue for the first six months represents those contracts that were completed during the first half of the year which received customer approval and release. The increase reflects the second quarter 2011 completion and acceptance of the Luxembourg contract that generated revenue of approximately $3.5 million coupled with revenue from contracts completed and accepted in the first six months of 2011in Switzerland, Germany, Israel and Spain that totaled $2.5 million along with other revenue. For the same six month period ended on June 30, 2010 there were three large contracts that were completed and obtained customer acceptance totaling $4.3 million, the largest of which was a contract competed and accepted in Qatar that resulted in $2.7 million of revenue in the first six months of 2010.

Service Fees — Power Generation Plant.  Service fees — Power generation plant service fees decreased $265K or  (or 8.6%) to $2.8 million, from $3.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The decrease was primarily due to a $141K the lower revenues from the Kinoya power generation as Fiji’s Electric Authority maximized their use of hydro power due to significantly higher levels of rain fall in the first six months of 2011 versus 2010 coupled with lower revenues from CNMI operations. CNMI revenues decreased by  $115K due to a combination of the impact of a power saving device installed at a feeder location and conservation efforts of private consumers.

Other revenue - $1.3 million of revenue represents the accrual of the management fee related to the Vanuatu Memo of Understanding (MOU) contract. The contract became effective in January of 2011 and did not exist in the first quarter of 2010.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased $3.0 million to $4.8 million for the six months ended June 30, 2011 compared to June 30, 2010.  The increase reflects the significant start- up costs on the Iraq CHU contract that is new in 2011 ($2.7 million) coupled with the increase in costs incurred in completing the second contract on the Fiji Embassy project during the first half of 2011 ($0.3 million). The second embassy contract in Fiji had only begun half way through the 2010 six month period and totaled ($1.2 million) while the first Fiji embassy contract was almost already complete at the beginning of 2010.

Transmitter design and installation cost — These costs are associated with TransRadio revenues, which was acquired during December of 2009.  The costs increased approximately $1.1 million or 26.8% to $5.2 million in for  the period ended June 30, 2011 compare to the prior year six month period  The $1.1 million increase was due to higher sales for the same period in 2011 vs. 2010.  On a percentage of revenue basis, Transmitter costs were relatively stable at 75% compared to 73% for the prior year period.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant decreased slightly by $92K or 6.4% resulting in similar costs of $1.4 million for the six months ended June 30, 2011 and June 30, 2010.  The slight decrease in these costs generally aligns with the decrease in the operations revenue of 8.4%.

Gross Profit

Gross profit increased by $2.6 million (72%) to $6.1 million for the six months ended June 30, 2011 as compared to $3.5 million for the prior year six month period.  The increase spanned all three business segments with Power Generation ($1.2 million increase) reflecting the addition of the work under the VUI MOU, General Construction ($0.9 increase) reflecting the change order and completion of the Suva, Fiji embassy coupled with the start-up work on the CHU project and the RF Transmitter Design, Installation and Service segment reflecting the completion and customer acceptance of a large contract in Luxembourg along with several smaller contracts that more than offset the 2010 completion and customer acceptance of the Qatar and several smaller contracts..

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.3 million (8.6%) to $3.4 million for the six months ended June 30, 2011 from $3.1 million for the six months ended June 30, 2010.  This increase was due primarily to the additional personnel hired to support corporate accounting and estimating and construction development activities.

General and Administrative Expenses.  General and administrative expenses decreased $626K  (28.5%) to  $1.6 million during the six months ended June 30, 2011 from $2.2 million for the prior year period. The decrease is primarily attributable to cost cutting measures successfully implemented by TransRadio ($315K net decrease) that reduced ongoing salary and benefits expenses,  advertising, accounting, research and development, travel and entertainment and other expenses and these decreases were partially offset by one-time charges related to the termination of employees in connection with planned staff reductions. In addition, there were year over year cost savings on professional fees incurred by Pernix associated with the acquisition of TransRadio. There were no such significant accounting fees associated with the TransRadio acquisition in 2011 but there were in the first half of 2010.

Other Income (Expense)

Other expense increased by $52K during the first six months of 2011 compared to the same period ended June 30, 2010. This increase was due primarily to the effects of losses on foreign currency transactions in Fiji.

Consolidated Net Income Attributable to Common Shareholders

The Company generated consolidated net income attributable to common shareholders of $0.3 million for the first six months of 2011 compared to a consolidated net loss of $2.1 million for the comparable prior year six month period  The improved performance is driven by the VUI MOU income ($1.3 million increase), efficiency enhancements and performance at TransRadio  ($777K increase) and the net income generated by PLS JV ($221K) that more than offset individually small decreases.

Liquidity

As of June 30, 2011, the Company’s total assets exceeded total liabilities by $9.6 million.  This was a $0.8 million increase from December 31, 2010.  In the future, the Company expects to rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of June 30, 2011, the Company had $1.3 million outstanding on the line of credit and short term borrowings of $2.0 million.  As of June 30, 2011, the Company had an accumulated deficit of $69.7 million and total stockholders’ equity of $9.6 million.

The Company had operating income of $0.8 million and operating  losses of $2.0 million for the six month periods ended June 30, 2011 and 2010, respectively.  The Company incurred net income to  common shareholders of $0.3 million and net losses to common shareholders of $2.6 million, during the six months ended June 30, 2011 and 2010, respectively.

Cash used in operating activities was $4.9 million compared to $0.6 million for the six month periods ended June 30, 2011 2010, respectively.  Funds used in investing activities for the six month periods ended June 30, 2011 and 2010 were $75K and $1.0 million, respectively.  Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.0 million and $0.9 million for the six month periods ended June 30, 2011 and 2010, respectively.

Beyond the cash expected to be generated by operations, the Company expects to seek support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

Construction Revenues.  Construction revenues increased $3.4 million (234%) to $4.9 million for the quarter ended June 30, 2011 compared to$1.5 million for the second quarter of 2010.  The increase is primarily attributed to start up work on the CHU project in Iraq ($2.8 million) coupled with the contract modifications received on the second contract for the U.S. Embassy Project in Fiji ($2.1 million).  During the second quarter of 2010, no revenue was recognized on the CHU project as it had not yet been awarded to PLS JV and $1.5 million was recognized on the two contracts related to the U.S. Embassy Project in Fiji. The CHU project was 3.0% complete at June 30, 2011 and the Fiji embassy project reached substantial completion in June 2011.

Transmitter design and installation — TransRadio revenues increased $4.6 million to $6.0 million for the second quarter of 2011 compared to $1.3 million for the second quarter of 2010. The increase reflects the second quarter 2011 completion and acceptance of the Luxembourg contract that generated revenue of approximately $3.5 million coupled with revenue from contracts completed and accepted in the first three months of 2011in Israel,

Switzerland, and Spain that more than offset the revenue generated from smaller contracts in the second quarter of 2010.

Service Fees — Power Generation Plant and Other Revenue.  Service fees — power generation plant and other revenue increased $543K to $2.2 million, from $1.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The increase was primarily due to the revenue recognized in connection with the VUI MOU of $565K during the second quarter 2011. This work commenced in January of 2011 and no such work was performed related to VUI in the second quarter of 2010.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased to $2.4 million from $1.3 million for the three months ended June 30, 2011 compared to the quarter ended June 30, 2010.  The increase reflects the significant start- up costs on the Iraq CHU contract that is new in 2011 ($2.7 million) that more than offset the reduced costs associated with the second contract on the Fiji U.S. Embassy project that was substantially completed during the second quarter of  2011. The costs associated with second embassy contract in Fiji were $0.9 million in the second quarter of 2011 compared to $1.2 million for the second quarter of 2010.

Transmitter design and installation cost —  The TransRadio costs totaled $4.4 million for the second quarter of 2011. The $3.5 million increase in cost of revenues for the three month period ended June 30, 2011 compared to $0.8 million for the prior year second quarter reflects the costs on higher revenue associated with the completion and customer acceptance of the Luxembourg, Israel, Switzerland, Spain and other contracts in the second quarter of 2011 compared to the lower revenues and costs associated with contracts closed and accepted in the second quarter of the prior year. On a percentage of revenue basis, Transmitter costs were higher in the second quarter of 2011 compared to the second quarter of 2010 (73% compared to 62% for the prior year period) reflecting the nature and sizes of the relative contracts closed and accepted during the relative quarters that were in line with expectations for such contracts.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant were $140K lower in the second quarter of 2011 compared to the prior year quarter simply reflecting lower planned maintenance activities at the Kinoya Fiji plant in the second quarter of 2011 because substantial work was performed in the first quarter of 2011 at the Kinoya plant.  Changes in these costs can also vary due to the amount and type of spare parts required.

Gross Profit

Gross profit more than doubled during the second quarter of 2011 compared to the second quarter of 2010, increasing $2.8 million to $4.3 million from $1.5 million. This improved performance was realized across all business segments in the second quarter of 2011 compared to the same quarter of the prior year. The $2.8 million increase reflects the TransRadio recognition of the margin on the higher sales activity ($1.1 million), the General Construction margin increase ($1.0 million) associated with the start-up activities on the SHU project in Iraq coupled with the substantial completion of the U.S. embassy in Fiji and the Other revenue recorded in the second quarter related to the VUI MOU ($0.7 million increase).

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 201K to $1.8 million for the three months ended June 30, 2011 compared to the prior year second quarter.  This increase was due primarily to the additional personnel hired to support corporate accounting and construction development activities.

General and Administrative Expenses.  General and administrative expenses were $819K or $332K lower   during the three months ended June 30, 2011 compared to the prior year quarter. The decrease is primarily attributable to cost cutting measures successfully implemented by TransRadio that reduced advertising, accounting, research and development, travel and entertainment and other expenses.

Other Income (Expense)

Other Income/ (expense)  was ($134K) during the second quarter of 2011 consisting primarily of the effects of losses on foreign currency transactions in Fiji.

Consolidated Net Income Attributable to the Common Shareholders

The Company generated consolidated net income attributable to common shareholders of $1.0 million for the three months ended June 30, 2011 compared to a consolidated net loss of $1.2 million for the comparable prior year three month period. The $2.2 million performance improvement is driven by the higher revenue and efficiency enhancements at TransRadio, the income recognized on the VUI MOU income and the net income generated by PLS JV.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Based on this evaluation, its CEO and acting CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the six month period ended June 30, 2011:

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

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2010, the Company issued 100,000 shares of Series B Cumulative Convertible Preferred Stock pursuant to an exemption under regulation S of the Securities Act for $500,000.  The capital raised from this transaction was used to fund operational and construction related development costs.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)             Exhibits.

Exhibit 3.1	Certificate of Designations - Series A Preferred Stock

Exhibit 3.2	Certificate of Designations - Series B Preferred Stock

Exhibit 4.1	Series B Cumulative, Convertible Preferred Stock Purchase Agreement Amendment with Halbarad Group, Ltd. BVI

Exhibit 4.2	Series B Cumulative, Convertible Preferred Stock Purchase Agreement Amendment with Ernil Continental, S.A., BVI

Exhibit 31.1	Certificate of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

(101.ING)*	XBRL Instance Document	N/A

(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

PERNIX GROUP, INC.

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: August 12, 2011	/s/ Nidal Zayed
Nidal Z. Zayed
President, Chief Executive Officer and acting Chief Financial Officer

/s/ Carol J. Groeber
Carol J. Groeber
Corporate Controller
(Principal Accounting Officer)