Form 10-Q
period 2011-09-30
Pernix Group, Inc.
filed 2011-11-14
CIK 1082198

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

On November 11, 2011, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

Item 1:  Financial Statements

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

	Unaudited
	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$11,519,893	$4,287,593
Accounts receivable less allowance for doubtful accounts of $142,235 at September 30, 2011 and $170,068 at December 31, 2010	10,169,329	3,124,591
Retainage receivables	—	405,599
Related party receivables	18,656	—
Work in process	1,481,133	3,345,552
Inventories	4,986,745	4,768,879
Restricted cash	520,381	277,585
Prepaid value added tax	3,829	28,679
Prepaid expenses and other current assets	3,635,856	471,267
Total current assets	32,335,822	16,709,745
Property, plant, and equipment, net of accumulated depreciation of $2,397,154 and $2,390,571 as of September 30, 2011 and December 31, 2010, respectively	723,427	713,248
Restricted cash greater than one year	—	620,796
Other assets	202,911	176,960

Intangible assets:
Customer Relationships	1,289,534	1,406,768
Trademark	936,984	936,984
Total assets	$35,488,678	$20,564,501
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$1,002,350	$370,983
Accounts payable	15,754,172	2,978,964
Accounts payable — related party	8,600	3,894
Accrued expenses	1,871,923	2,428,393
Interest payable — related party	349,802	291,100
Value added tax liability	3,677	—
Other current liabilities	276,499	301,949
Short term debt	571,905	568,676
Short term debt - related party	2,407,940	400,170
Prepayments received on orders	824,703	2,641,329
Billings in excess of costs and estimated earnings	4,443,257	1,105,091
Dividend payable	132,937	38,324
Total current liabilities	27,647,765	11,128,873

Other non current liabilities	210,091	189,404
Deferred tax liability	399,756	436,098
Total liabilities	28,257,612	11,754,375

Commitments and Contingencies

Stockholders’ Equity
Pernix Group, Inc. and Subsidiaries Stockholders’ Equity
Convertible senior preference stock, $0.01 par value authorized 50,000,000 shares, 389,250 issued / outstanding at September 30, 2011 and December 31, 2010	3,893	3,893
Common stock, $0.01 par value. Authorized 200,000,000 shares, 9,403,697 issued / outstanding at September 30, 2011 and 12/31/2010	94,037	94,037
Additional paid-in capital	77,921,831	77,921,831
Accumulated deficit	(71,756,084)	(69,932,707)
Accumulated comprehensive (loss)	(448,878)	(629,349)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	5,814,799	7,457,705
Noncontrolling Interest	1,416,267	1,352,421
Total equity	7,231,066	8,810,126
Total liabilities and stockholders’ equity	$35,488,678	$20,564,501

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)\

Nine Months Ended September 30, 2011 and 2010

	2011	2010
Revenues:
Construction revenues	$21,208,105	$4,949,492
Transmitter design and installation	7,687,959	7,581,681
Service fees — power generation plant	4,476,736	4,920,657
Service fees — related party	—	655
Other revenue	1,711,711	—
Gross revenues	35,084,511	17,452,485
Costs and expenses:
Construction costs	19,155,469	4,025,398
Transmitter design and installation cost	5,935,162	5,509,465
Operation and maintenance costs - power generation plant	3,723,756	2,203,122
Cost of revenues	28,814,387	11,737,985
Gross profit	6,270,124	5,714,500
Operating expenses:
Salaries and employee benefits	5,342,869	4,803,782
Building rental and occupancy expense	515,818	410,601
Occupancy - related party	79,097	76,627
General and administrative	1,882,282	3,022,410
Total operating expenses	7,820,066	8,313,420
Operating (loss)	(1,549,942)	(2,598,920)

Other income (expense):
Interest (income)
Interest (expense)/income, net	(121,846)	(175,903)
Interest expense - related party	(91,411)	(68,697)
Foreign currency exchange (loss)	(45,967)	(119,801)
Other (expense)/income, net	19,684	77,748
Gain on sale of fixed assets	14,534	6,703
Total other expense	(225,006)	(279,950)

(Loss) before income taxes	(1,774,948)	(2,878,870)
Income tax (benefit) / expense	(29,510)	506,235
Consolidated net (loss)	(1,745,438)	(3,385,105)

Less: Consolidated net loss attributable to noncontrolling interest	(16,674)	(631,341)

Consolidated net (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(1,728,764)	(2,753,764)

Less: Preferred stock dividends	94,613	6,945

Consolidated net (loss) attributable to the common stockholders of Pernix Group Inc., and subsidiaries	$(1,823,377)	$(2,760,709)

Basic and diluted consolidated net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.19)	$(0.29)
Weighted average shares outstanding - Basic	9,403,697	9,377,532

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)\

Three Months Ended September 30, 2011 and 2010

	2011	2010
Revenues:
Construction revenues	$15,046,099	$2,661,624
Transmitter design and installation	589,016	2,094,534
Service fees – power generation plant	1,665,960	1,843,911
Other revenue	364,667	—
Gross revenues	17,665,742	6,600,069
Costs and expenses:
Construction costs	14,375,623	2,260,461
Transmitter design and installation cost	729,540	1,403,765
Operation and maintenance costs - power generation plant	2,367,914	755,376
Cost of revenues	17,473,077	4,419,602
Gross profit	192,665	2,180,467
Operating expenses:
Salaries and employee benefits	1,970,348	1,699,213
Building rental and occupancy expense	177,372	200,081
Occupancy - related party	40,616	26,267
General and administrative	309,825	823,802
Total operating expenses	2,498,161	2,749,363
Operating (loss)	(2,305,496)	(568,896)

Other income (expense):
Interest (expense)/income, net	(43,377)	(75,174)
Interest expense - related party	(42,976)	(23,184)
Foreign currency exchange gain/(loss)	99,300	(151,916)
Other income, net	5,901	169,417
Gain/(loss) on sale of fixed assets	6,754	(966)
Total other income/(expense)	25,602	(81,823)

(Loss) before income taxes	(2,279,894)	(650,719)
Income tax (benefit)/expense	(273,488)	184,385
Consolidated net (loss)	(2,006,406)	(835,104)

Less: Consolidated net income/(loss) attributable to noncontrolling interest	45,143	(192,122)

Consolidated net (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(2,051,549)	(642,982)

Less: Preferred stock dividends	31,884	6,945

Consolidated net (loss) attributable to the common stockholders of Pernix Group Inc., and subsidiaries	$(2,083,433)	$(649,927)
Basic and diluted consolidted net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(0.22)	$(0.07)
Weighted average shares outstanding - Basic	9,403,697	9,403,697

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) (unaudited)

Nine Months Ended September 30, 3011 and September 30, 2010

	Nine Months
	Ended September 30,
	2011	2010

Net (loss)	$(1,745,438)	$(3,385,105)
Other comprehensive income/(loss):
Foreign currency translation adjustment	212,991	(19,244)

Comprehensive (loss)	$(1,532,447)	$(3,404,349)

Net (loss) attributable to noncontrolling interests	$(16,674)	$(631,341)

Total Comprehensive income/(loss)	$(1,515,773)	$(2,773,008)

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(loss) (unaudited)

Three Months Ended September 30, 2011 and September 30, 2010

	Three Months
	Ended September 30,
	2011	2010

Net (loss)	$(2,006,406)	$(835,104)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(348,068)	694,099

Comprehensive (loss)	$(2,354,474)	$(141,005)

Net income/(loss) attributable to noncontrolling interests	$45,143	$(192,122)

Total Comprehensive (loss)/income	$(2,399,617)	$51,117

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Nine Months Ended September 30, 2011 (unaudited), and 2010 (unaudited)

				Accumulated
				Other			Additional
		Comprehensive	Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	Income (loss)	deficit	income (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2010	$8,810,126		$(69,932,707)	$(629,349)	$94,037	$3,893	$77,921,831	$1,352,421

Comprehensive (loss):
Net (loss)	(1,745,438)	(1,823,377)	(1,728,764)		—	—	—	(16,674)
Foreign currency translation adjustment	212,991	212,991	—	180,471	—	—	—	32,520
Comprehensive (loss):	(1,532,447)	$(1,610,386)
Preferred Stock dividends	(94,613)		(94,613)	—	—	—	—	—
Contributions from noncontrolling interest	48,000		—	—	—	—	—	48,000

Balance at September 30, 2011	$7,231,066		$(71,756,084)	$(448,878)	$94,037	$3,893	$77,921,831	$1,416,267

Balance at December 31, 2009	$11,380,319		$(66,031,010)	$(604,440)	$93,166	$—	$74,995,109	$2,927,494

Sale of common and preferred stock - 87,112 shares at $11.25 per share & preferred stock - 200,000 shares at $5.00 per share	1,980,001	—	—	—	871	2,000	1,977,130	—
Comprehensive (loss):
Net (loss)	(3,385,105)	(2,760,709)	(2,753,764)	—	—	—	—	(631,341)
Foreign currency translation adjustment	(19,244)	(19,244)	—	31,533	—	—	—	(50,777)
Comprehensive (loss):	(3,404,349)	$(2,779,953)
Preferred Stock dividends	(6,945)		(6,945)	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interest	(947,435)		—	—	—	—	5,235	(952,670)

Balance at September 30, 2010	$9,001,591		$(68,791,719)	$(572,907)	$94,037	$2,000	$76,977,474	$1,292,706

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and September, 2010 (unaudited)

	2011	2010
Consolidated net (loss)	$(1,745,438)	$(3,385,105)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	121,743	150,631
Amortization of intangibles	117,234	409,412
(Gain)/loss on sale or disposal of fixed assets	(7,633)	(7,692)
Provision for unbilled and uncollected accounts	—	1,004

Changes in assets and liabilities:
Short term investments	—	188,914
Accounts receivable	(7,028,320)	105,904
Retainage receivable	405,599	(377,406)
Accounts receivable - related party	(18,656)	180,777
Work in process	1,911,004	(543,782)
Inventories	(149,214)	(352,479)
Prepaid value added tax	24,599	(10,212)
Prepaid expenses and other current assets	(3,407,662)	(315,324)
Other assets	603,146	(210,662)
Accounts payable	12,735,738	207,434
Accounts payable - related party	(3,894)	(595)
Accrued expenses	(609,670)	482,425
Interest payable - related party	58,703	57,447
Prepayments received on account of orders	(1,850,123)	2,263,086
Billings in excess of cost and estimated earnings	3,338,166	(81,310)
Value added tax liability	3,677	(4,163)
Other liabilities	(4,399)	1,013,349
Deferred tax liability	(36,342)	(126,918)
Net cash provided by/(used in) operating activities	4,458,258	(355,265)
Cash flows from investing activities:
Acquisition of additional subsidiary stock	—	(950,154)
Investment in Pernix/UEI Joint Venture	—	2,719
Proceeds from sale/disposal of equipment	43,961	7,692
Capital expenditures	(156,040)	(238,638)
Net cash (used in) investing activities	(112,079)	(1,178,381)
Cash flows from financing activities:
Net increase/(decrease) in line of credit borrowings	618,219	(241,468)
Increase in indebtedness - related party	1,992,261	—
Proceeds from sale of stock	—	1,973,655
Capital contributions from minority interest holders	48,000	6,345
Net cash provided by financing activities	2,658,480	1,738,532

Effect of exchange rate changes on cash and cash equivalents	227,641	(80,425)
Net increase in cash and cash equivalents	7,232,300	124,461
Cash and cash equivalents at beginning of period	4,287,593	2,994,989
Cash and cash equivalents at end of period	$11,519,893	$3,119,450
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$101,342	$45,642
Cash paid during the period for interest - related party	$11,250	$11,250
Cash paid during the period for income taxes	$542,818	$184,258
Supplemental disclosure of noncash financing activities:
Increase in deferred stock dividends payable	$94,613	$6,945

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Overview

Pernix Group, Inc. (“Pernix Group”, the “Company”, “we”, “us” and “our”), was established in 1995 and was incorporated in Delaware in 2001 and as of September 30, 2011 is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its four subsidiaries. We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Manufacture, Installation and Service.  We provide our services in a broad range of end markets, including construction, construction management, energy, operations and maintenance services and broadcast and RF transmission markets.

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

Many of our construction contracts are with government bodies such as the United States’ Department of State Overseas Building Operations, as well as other foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by bid proposal stage for qualified contractors.  Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage. We create an advantage by thoroughly studying local markets, aligning ourselves with local or regional large prime-subcontractors and establishing purchasing and logistics support in country, or regionally, where possible.

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

This collaborative strategy is proving to be effective for us as evidenced by the significant recent successes of the Pernix Serka, L.P. (“PS JV”), formerly known as Pernix-Ledcor-Serka Joint Venture (“PLS JV” or “PLS”). In May 2010, we formed a new joint venture with Ledcor Construction, Inc. and Serka Insaat ve Ticaret, A.S. called Pernix-Ledcor-Serka Joint Venture.  This partnership had an equity split of 52% Pernix Group, 24% Ledcor and 24% Serka.  The PLS JV was recently awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the U.S. Department of State.  This contract will provide the joint venture with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.  The size of each task order is dependent upon the scope of work and there is no guarantee that the joint venture will win any particular task order, but the overall IDIQ is for five years and $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one year and over the life of the contract (one base year and four option years) cannot exceed $2.0 billion for one contractor.  The PLS JV was actively responding to several requests to bid under this IDIQ contract. On April 14, 2011, the PLS JV was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.

Effective July 28, 2011 the name of the joint venture was changed from Pernix-Ledcor-Serka Joint Venture to Pernix Serka L.P. (“PS JV”). Ledcor requested withdrawal from the PLS JV reflecting a desire not to continue with work in Iraq or other conflict zones in the world; thus necessitating the name change to PS JV. The PS JV carries on the same activities as did the PLS JV. Construction of the project began in the second quarter of 2011 and on August 30, 2011, the PS JV received an additional order for $445K to procure a guard tower on the site, bringing the total contract value to $93.1 million.

On September 30, 2011, the PS JV was awarded an additional contract for a $80.3 million project to be completed in Baghdad, Iraq under the IDIQ contract. On October 21, 2011, the Company received a stop work order from the U.S. Department of State as a result of notification that the award has been contested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO. Resolution of the matter is anticipated before the end of January 2012.

In the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 Pernix received a $6.4 million change order to construct an additional building bringing the total contract value for the Niger rehabilitation project to $24.5 million.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). The Pernix/SHBC JV operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The Pernix/SHBC JV was created for the purpose of bidding on US government construction and infrastructure development projects. From early 2007 through early 2011, the Pernix/SHBC JV completed two phases of a $56.8 million construction project for a U.S. Embassy in Suva, Fiji. The U.S. Embassy in Suva, Fiji is now an accredited facility, having received its certificate of substantial completion on June 3, 2011. Pernix has and will continue to leverage our experience in Fiji to bid on and obtain additional embassy and/or US government projects.

As previously mentioned and further elaborated on in the subsequent events note, the PS JV was awarded a contract for an $80.3 million project in Baghdad, Iraq for the construction of an embassy and other structures. This breadth and depth of experience in embassy construction is significant to us and is expected to be a key strategic component that the company will utilize to bid on and win additional work as the Department of State intends to build approximately 43 new embassies in the 2011 through 2017 timeframe.

Power Generation Services

Our power business segment includes plant engineering, design, procurement, construction and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining power facilities and transmission & distribution systems.

The requirements and resources involved with generating power can vary widely from the types of fuels used to the plethora of regulations governing the development of power generation plants. Pernix Group understands the unique challenges of each project and has experience in diverse geographic locations.  Pernix focuses on small to mid-size power plants and has built, operated and maintained power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build.  Due to our years of experience, we have developed strong relationships with engine manufacturers and with suppliers of parts for power plants and distribution / transmission systems.  Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and realize the unique requirements of each, and leverage our ability to align and manage the best resources for all aspects of each particular project. In addition, we pay close attention to regulatory feedback pertaining to the plants we operate and maintain to ensure satisfaction and compliance with best practices as outlined by the regulatory bodies. These high operating standards are evidenced by the Company having received the highest rankings for power plant operations in all of Fiji, as we were ranked first and second, respectively out of five plants. In Fiji the Vuda and Kinoya power plants are operated by Telesource (Fiji), Ltd (TFL), a wholly owned subsidiary of Pernix Group.

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

Operations and Maintenance

Pernix Group’s Power Operations and Management Services (O&M) provide an integrated scope of services to effectively operate, maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant process, performance and reliability. Our focus is on reducing costs and ensuring a safe and efficient working environment for all involved.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation.  We study a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation as well as initial and long-term maintenance requirements. Our intense focus on machine performance and original equipment manufacturer (OEM) maintenance requirements ensures efficient and long term operation of equipment.  Pernix Group makes significant efforts to hire and train local staff.  This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has comprehensive experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the Power infrastructure. Our experience includes working in climates that experience extreme weather conditions, such as cyclones and monsoons as well as earthquakes. We have developed our own unique methods and systems for working under such conditions.  Safety is a major concern of any T&D maintenance program, and all projects start with the proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from governments and we monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to include the latest in T&D technological advances.

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

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific.  Our Power Generation Services segment currently operates in three countries and contributed $6.2 million, or 17.6% of our 2011 year to date revenue compared to $4.9 million or 28.2% for the comparable prior year period.  We currently operate power plants in the Republic of the Fiji Islands (Fiji) and the Commonwealth of the Northern Mariana Islands (CNMI).  In addition we are currently under contract to manage the power structure on an island in Vanuatu.

Telesource (Fiji), Limited

TFL a wholly owned subsidiary of Pernix conducts our power generation activities in Fiji. TFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical energy produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023 and includes management of a total of 78MW of diesel power generation capacity in Fiji.

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

As a further testament to FEA’s satisfaction with TFL, in late 2005, FEA awarded TFL another O&M contract for a 30 MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines and good engineering practice recommendations for ground level exhaust emissions.

Telesource CNMI, Inc.

Pernix Group also has a wholly owned subsidiary in the CNMI named Telesource CNMI, Inc. (TCNMI).  The subsidiary has a history of significant construction and power projects. Through our TCNMI subsidiary, we built and currently operate and maintain, on a 20 year contract, a 20 MW diesel fuel power plant on the Island of Tinian in CNMI.  TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997, TCNMI has executed over $80 million worth of construction work in CNMI.  TCNMI financed, designed and built the 20 MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.  Our agreement with the Commonwealth Utility Corporation (CUC) stipulates that we sell power into the grid based on a contractually determined rate, without risk of fuel cost fluctuation.  The contract for this project expires in 2020, however, a 2001 change order provides the customer with an early termination option provided they give TCNMI a six month notice and pay a fee to TCNMI of $6 million if they choose to exercise the early termination option. As of our filing date, we have not received a notice of early termination. The change order also prohibits the customer from purchasing power from any other source than TCNMI for the first 30 MW. The expanded agreement does not require additional performance by the Company with respect to building additional power generation capacity.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly owned subsidiary named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of the Republic of Vanuatu (Vanuatu) in 2010.  VUI has assumed responsibility for operating and maintaining a diesel power plant, hydro dam and the entire T&D system for the city of Luganville and a 15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn -key utility operation. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and terminates anytime on or after August 31, 2011 with a 12 month notice of termination.  During this period, the company has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. The Company has and will receive various expense reimbursements and fees during this period for assuming the operations from the prior service provider.  Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Operations. As of the date of this report, VUI continues to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed.

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

RF Transmitter Design, Manufacture, Installation and Service

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

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading.  The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are of a normal and recurring nature except for the retroactive reclassifications and earnings per share adjustments related to the September 30, 2011 implementation of the 1 for 15 reverse stock split on the common stock as described in the Equity note below.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2011.

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the current period presentation, including the retroactive reclassification of common stock to additional paid in capital in connection with the implementation of the reverse stock split on September 30, 2011 as described in detail in the Equity note below.

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

Revenue Recognition— We offer our services through three business segments: General Construction, Power Generation Services and RF Transmitter Design, Manufacture, Installation and Service. Revenue recognition for each of these segments is described by segment below.

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

RF Transmitter Design, Manufacture, Installation and Service Revenue.    Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time, the prepayments are recorded as revenue.

Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2011 and December 31, 2010, the Company had no significant net receivables related to contract claims.

“K” represents $1,000 when used below.

3. Recently Adopted Accounting Pronouncements

Effective July 1, 2011, the Company adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2011. The new guidance provides instruction to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance will require creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective January 1, 2011, the Company adopted the guidance issued by the FASB in October 2009, regarding multiple deliverable arrangements. The guidance was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. The Company adopted the guidance prospectively for revenue arrangements entered into or materially modified on or after the date of adoption. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

4. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.

Under the amendments referenced in the preceding paragraph, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating this guidance but as there is no goodwill on our balance sheet, the guidance is not expected to have a material impact on our financial statements or disclosures.

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

5.      Liquidity

As of September 30, 2011, the Company’s total assets exceeded total liabilities by $7.2 million.  This was a $1.6 million decrease from December 31, 2010.  In the future, the Company may rely on capital contributions from its primary shareholders, Ernil Continental, Halbarad Group Ltd and SHBC as well as bank financing to support its operations.  As of September 30, 2011, the Company had $1.0 million outstanding on the line of credit and short term borrowings of $3.0 million.  As of September 30, 2011, the Company had an accumulated deficit of $71.8 million and total stockholders’ equity of $7.2 million.

The Company incurred operating losses of $1.5 million and $2.6 million for the nine month periods ended September 30, 2011 and 2010, respectively.  The Company incurred net losses to common shareholders of $1.8 million and $2.8 million, during the nine months ended September 30, 2011 and 2010, respectively.

Cash provided in operating activities was $4.5 million compared to a use of $0.4 million for the nine month periods ended September 30, 2011 2010, respectively.  Funds used in investing activities for the nine month periods ended September 30, 2011 and 2010 were $0.1 and $1.2 million, respectively.  Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.7 million and $1.7 million for the nine month periods ended September 30, 2011 and 2010, respectively.

6.      Acquisitions of a Business

On December 28, 2009, Pernix Group, Inc. purchased 54.4% controlling interest in the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (“TransRadio”) from two shareholders of TransRadio. The Company purchased 650,000 shares at $2.70 per share from Lorna Continental, S.A. and 165,650 shares at $2.70 per share from Senna Finanz Holding, A.G. The total consideration paid for both transactions was $2,202,255.  The acquisition was financed through the sale of 195,600 shares of the Company’s common stock (on a post reverse split basis) yielding $2,200,500.  The sale of these shares was to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI who currently own approximately 85.3% of Pernix Group’s outstanding shares. In connection with this acquisition, the fair value of net assets acquired less the fair value of the noncontrolling interest in TransRadio exceeded the purchase price the Company paid for its interest in TransRadio, resulting in a 2009 bargain purchase gain of $5.2 million, net of $0.6 million of deferred tax impact related to the intangible assets.

In connection with the accounting for the TransRadio business combination in 2009, a $1.8 million fair value of the noncontrolling interest was determined based on the recent transactions for noncontrolling shares based on the stock trading price.  In addition, intangible assets identified in connection with the initial TransRadio acquisition by major classes are presented below along with the anticipated amortization period and amortization expense for the next five years.  As of September 30, 2011, the fair values of the intangible assets recorded in connection with the acquisition, net of related amortization (if applicable) are approximately $1.3 million for the customer relationship asset and $0.9 million for the trademark asset. The fair values of these assets were determined using unobservable level 3 inputs under the multiple period earnings method income approach and the relief from royalty rate method, respectively.

			Annual
			Amortization	Accumulated
		Annual Amortization	amount 2011-	Amortization as
Description of identifiable intangible assets	Amortization Period	Amount 2010	2015	of September 30, 2011
Customer relationship	10 years	156,308	156,308	273,539
Customer backlog	1 year	292,178	N/A	292,178
Total Amortization for the period		$448,486	$781,540	$565,717

On March 25, 2010 the Company acquired an additional 23.6% of TransRadio common voting shares for $950,154, bringing the Company’s ownership of TransRadio to a total of 78%.  The additional acquisition was financed through the sale of 87,112 shares of the Company’s common stock (on a post reverse split basis) yielding $980,001, again to Ernil Continental, SA, BVI and Halbarad Group, Ltd., BVI, respectively. Prior to the March 25, 2010 transaction, the Company already maintained control of TransRadio and as such recorded the March 25, 2010 acquisition as a transaction resulting in no gain or loss but rather an increase of $5,235 in additional paid-in capital resulting from a transfer from the noncontrolling interest.

In October 2010, the Company purchased another 351,000 shares for $984,701, representing an additional 4% of TransRadio common voting shares bringing the Company’s ownership of TransRadio to 82% Prior to the October, 2010 transaction the Company held and retained control of TransRadio and as such recorded the October 2010 acquisition as a transaction resulting in no gain or loss.

7. Short-Term borrowings:

The Company’s subsidiary, TransRadio, has a €1.3 million (approximately $1.8 million USD at September 30, 2011) bank credit agreement with three German banks, which renews annually in December. The three banks are Berliner €500,000 (approximately $0.7 million USD at September 30, 2011), HypoVereinsbank €500,000 (approximately $0.7 million USD at September 30, 2011) and Commerzbank €330,000 (approximately $0.4 million USD at September 30, 2011) Borrowings under the credit agreements are unsecured. Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines and 7.25% per annum on the Commerzbank line.  As of September 30, 2011 and December 31, 2010, $1,022,276 and $370,983, respectively has been drawn under the credit line.

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans. The loans are now due on December 31, 2011, and the interest rate remains at 5 percent. As of September 30, 2011, outstanding short-term loans of $408K and $572K are payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. As of December 31, 2010, the short-term loans were $400K and $569K, payable to Bent Marketing, Ltd. and Fedor Commercial Corporate Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.

In the second quarter of 2011, the Company entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. will have the ability to draw up to $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of September 30, 2011, the Company has drawn $2.0 million. The interest rate on the borrowings is 5% and $1.0 million of the amounts drawn as of September 30, 2011 along with $19K of interest accrued on that amount were repaid on October 31, 2011 and the remaining $1.0 million and related accrued interest is to be repaid no later than August 31, 2012. Interest expense accrued during the nine month period ending September 30, 2011 amounted to $21,458.

8.   Equity

Preferred Stock—The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).  As of September 30, 2011 and December 31, 2010, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of September 30, 2011 and December 31, 2010, no Series A Preferred Stock is issued and outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During the first nine months of 2011 and the full year 2010, the Company issued zero and 389,250 shares of Series B Preferred Stock, respectively.  Each share of Series B Preferred Stock is convertible into 25,950 shares of common stock on a post reverse stock split basis, using the conversion rate as defined in each Series B Preferred Stock Designation Certificate and in consideration of the reverse stock split that became effective on September 30, 2011.  The Series B preferred stockholders may request to negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders. As of September 30, 2011 and December 31, 2010, 389,250 shares of the Series B Preferred Stock were issued and outstanding.  As of September 30, 2011 and December 31, 2010, preferred share dividends of $132,941and $38,324, respectively, were accrued. No dividends have been paid on the preferred stock through September 30, 2011.

Common Stock—As disclosed in the Company’s Form 8-K filed on September 30, 2011,  in 2010, the stockholders of Pernix Group, Inc. (the “Company”) approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding Common Stock, par value $0.01 per share (“Common Stock”), at any time prior to the 2011 annual Shareholder meeting, with the reverse stock split having an exchange ratio from 1-for-10 up to 1-for-15.  The Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-15 shares (the “Reverse Stock Split”).  As of September 30, 2011, the effective date of the Reverse Stock Split, every fifteen shares of “old” Common Stock were converted into one “new” share of Common Stock.  Following the Reverse Stock Split, the total number of shares of Common Stock outstanding were reduced to 9,403,697 shares and a reclassification of $1.3 million was made from common stock to additional paid-in-capital. Additionally, the Reverse Stock Split affected the conversion ratio for all instruments convertible into shares of the Common Stock including its convertible preferred stock.

After the effective date of the Reverse Stock Split, each stockholder owns fewer shares of Common Stock. However, the stock split affected all stockholders uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in any stockholder owning a fractional share as described below and/or owning less than 100 post reverse-split shares. Proportionate voting rights and other rights and preferences of the holders of the Common Stock were not affected by the Reverse Stock Split (other than as described below for fractional shares and owners of less than 100 post reverse-split shares). The number of stockholders of record was not affected by the Reverse Stock Split. The Reverse Stock Split did not have any effect on the number of authorized shares of Common Stock or preferred stock in the Company because no proportional adjustment will be made to the total number of authorized shares.

Implementation of the Reverse Stock Split resulted in some stockholders holding less than a whole share of Common Stock (a “fractional share’). Similarly, some stockholders held less than, or were reduced to holdings of less than, a “round lot” of 100 shares. The Reverse Stock Split provided that: a) all fractional shares as a result of the Reverse Stock Split were automatically rounded up to the next whole share, and b) all holders who otherwise would beneficially own fewer than 100 total shares following the Reverse Stock Split were automatically rounded up to a lot of 100 shares.

As a result of the Reverse Stock Split, holders of certificates representing shares of “old” Common Stock prior to the effective date have the right to receive, upon surrender of those certificates, “new” shares of Common Stock at the ratio of one share of “new” Common Stock for every fifteen shares of “old” Common Stock, subject to the “rounding up” provisions described above.  No fractional shares will be issued in connection with the Reverse Stock Split.

Existing stockholders holding Common Stock certificates will receive a Letter of Transmittal from the Company’s transfer agent, Computershare, with specific instructions regarding the exchange of shares.  Questions regarding this exchange process can be addressed by contacting Computershare at 1-800-962-4284 (or 1-781-575-3120 from outside the U.S.).

As of September 30, 2011 and December 31, 2010, on a post reverse stock split basis, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first nine months of 2011, Pernix Group issued no common shares. During the first nine months of 2010, Pernix Group issued 87,112 common shares to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI at a price of $11.25 per share totaling $980,001 in proceeds, used to finance the acquisition of the March 2010 additional interest in TransRadio.

9.   Computation of Net Income / (Loss) Per Share

Basic and diluted net loss per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options and convertible preferred stock are not included for purposes of reporting 2011 or 2010 earnings per share because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). There are 389,250 and 200,000 such shares issued and outstanding as of September 30, 2011 and 2010, respectively.  Had they been included in the earnings per share calculations they would have been included as adjusted for the 1:15 reverse stock split that became effective on September 30, 2011.

10.  Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

            In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.  The Company estimates that, if the remaining claims against it are successful, the Company may have an estimated liability in the range of $400,000 to $1,000,000. The Company accrued estimated losses totaling $1,109K during the 2004 through 2007 timeframe with respect to these claims In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2009 or 2010. In each of the third and fourth quarters of 2011 a $25,000 reduction ($50,000 total reduction) of the accrual was recorded upon payment of a fee for a civil engineer to conduct a design inspection of the subject houses. The study is complete and no additional such expenditures are anticipated at this time. During the third quarter of 2011, a summary judgment was reached that may allow for the plaintiff to recover certain attorney fees related to code violations and workmanship claims. The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it and believes the remaining accrual of $852,183 as of September 30, 2011 continues to be adequate.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury, and fines and costs imposed by regulatory agencies.  Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts which could have a materially adverse effect on its financial condition.  In Fiji, the Company is liable for a deductible of FJD 1,250,000  if found to be negligent or 750,000 FJD if not found to be negligent) in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $100K USD) as of September 30, 2011.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by Telesource Fiji Limited, (“TFL”), a subsidiary of Pernix Group, Inc. TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electric Authority. TFL has not been found to be negligent in connection with this incident. Therefore, under the policy, TFL has a deductible in the amount of $750K Fijian Dollars (“FJD”) ($412K USD at September 30, 2011) related to the property damage and has a deductible related to the business interruption coverage of $283K FJD ($155K USD as of September 30, 2011). All deductibles have been accrued for in the third quarter of 2011. A notice of loss has been filed with the insurer and it is anticipated that will provide for the repair costs of the G8 engine. In addition, a $916K FJD ($503K USD as of September 30, 2011)  business interruption claim has been filed with the insurer. The filed insurance claim has not been recorded in our financial statements as of September 30, 2011. It will be recorded when received. In addition TFL has agreed to provide up to $75K FJD ($41K USD at September 30, 2011) of resources to facilitate the resumption of the lost power production and anticipates it will perform certain restoration work that will generate additional revenue in the fourth quarter of 2011 and into 2012. The cost of the services TFL will provide will be recognized if and when the related revenue is recorded in connection with the restoration work.

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

The Company assumed the warranty obligations of TransRadio in connection with the acquisition in December, 2009. As of September 30, 2011 and December 31, 2010, the accrued warranty obligation of TransRadio amounts to $71,555 and $70,192, respectively. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants.  In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of Tinian Island.  The Company is responsible for the costs of the upgrade which include labor and material.  The Company has incurred approximately $1,250,176 in costs associated with this upgrade through September 30, 2011.  The Company will be seeking certification of the upgrade by the client.  Such certification includes certain issues to be negotiated that may affect the remaining costs to complete the upgrade.  Generally, TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for ongoing work in the same manner.  Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero up to $125,000 may still be incurred.

The Company operates a power plant on the island of Tinian. The power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all noncancelable-operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. Commitments under such leases, in effect at September 30, 2011 are:

Year	Total Lease payments
2011	$201,481
2012	778,140
2013	127,187
2014	105,492
2015	93,821
Thereafter	31,580

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease on the new corporate headquarters is a five year operating lease with Baron Real Estate Holdings, a related party, from May 1, 2011 through April 30, 2016. The lease calls for a base rental payment of $7,014.65 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years.  The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at September 30, 2011, as presented above. Total rent expense accrued under the lease agreement during the first nine months of 2011 amounted to $36,657.

The Company incurred approximately $76K of expenditures associated with the move to the new facility, of which $63K are leasehold improvements that will be amortized over the lease term of 5 years.

We primarily lease certain buildings, cars, and equipment in the United States and Germany under non-cancelable operating leases. The building and car leases generally expire in the 2012 through 2016 timeframe and equipment leases expire in 2014. The building leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

11.  Work in Process and Inventories

As of September 30, 2011 and December 31, 2010 the components of inventories are as follows:

	2011	2010
Work in process	$1,481,133	$3,345,552
Raw materials	$3,214,741	$3,426,630
Supplies	1,772,004	1,342,249

Inventories	$6,467,878	$4,768,879

Work in Process inventory represents the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers.  Included in these costs are material, labor and charges associated with certain subassemblies manufactured by third parties.  Raw materials consist of various components that are sold as spare parts or are incorporated in the manufacture of transmitter equipment, net of the lower of cost or market valuation allowance of $739K and $720K, as of September 30, 2011 and December 31, 2010, respectively .  The supplies inventory represents the value of spare parts maintained by the company for use in the diesel power generators.

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

13.  Fair Value Disclosures

The Company held fixed rate short term debt through its TransRadio subsidiary and at corporate with outstanding borrowings totaling $980K and $969K as of September 30, 2011 and December 31, 2010, respectively. TransRadio also had outstanding borrowings under the fixed rate line of credit of $1,002K as of September 30, 2011 and $371K as of December 31, 2010.

In the second quarter of 2011, the Company entered into a short term debt agreement with Bent Marketing Ltd., a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and for Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.  Pursuant to the terms of the agreement, Pernix Group, Inc. will have the ability to draw up to $2 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of September 30, 2011, the Company has drawn $2.0 million. The interest rate on the borrowings is 5%. Of the amounts drawn as of September 30, 2011, $1.0 million was repaid on October 31, 2011along with accrued interest totaling $19K and the $1.0 million remaining outstanding amount are to be repaid no later than August 31, 2012.

The fair value of these financial instruments approximates carrying value as the outstanding amounts require repayment within one to eleven months. From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type lease, and foreign currency contracts. As of September 30, 2011 and December 31, 2010, the Company did not hold such financial instruments.

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

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When recovery is reviewed, if the carrying amount of the assets are determined to be unrecoverable, an impairment loss would be recorded. During the nine month periods ended September 30, 2011 and 2010, the Company did not observe or record any such impairment adjustments to nonfinancial assets measured at fair value on a nonrecurring basis.

15.  Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2011 and December 31, 2010.  SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture currently has a contract to construct the new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a discretionary payment to SHBC of 6.5% per annum of the unreturned capital.  Although no such discretionary payments have been made to date. The Company has accrued interest expense of $58,703 and $57,447 during the nine month periods ending September 30, 2011 and 2010, respectively for this discretionary item. No other services were provided by SHBC.

During the nine month periods ended September 30, 2011 and 2010, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC.  The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services.  Computhink charges to the Company were $60,450 and $84,018for the nine months ended September 30, 2011 and September 30, 2010, respectively.

16.  Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions.  Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance.  Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013.  As of September 30, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $11,297,677, of which $520,381 is current restricted cash in Germany.

17.  Business Segment Information

Pernix Group has selected to organize its segment information around its products and services. Pernix Group has three operating segments: General Construction, Power Generation Services and RF Transmitter Design, Manufacture, Installation and Service. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated. The following table sets forth certain segment information for the periods indicated:

	Nine Months Ended September 30, 2011
		RF Transmitter
		Design, Manufacture,
		Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$21,208,105	$7,687,959	$6,188,447	$35,084,511
Interest expense	460	121,865	1,037,561	1,159,886
Interest expense - related party	58,703	11,250	21,458	91,411
Interest (income)	(174)	—	(1,037,865)	(1,038,039)
Depreciation and amortization	225	171,144	67,609	238,978
Income tax expense (benefit)	—	(26,376)	(3,134)	(29,510)
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	547,778	(1,965,580)	(405,575)	(1,823,377)
Total capital expenditures	—	11,593	144,447	156,040
Total assets	18,437,035	8,767,531	8,284,112	35,488,678

	Nine Months Ended September 30, 2010
		RF Transmitter
		Design, Manufacture,
		Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$4,949,492	$7,581,681	$4,921,312	$17,452,485
Interest expense	38	183,659	1,043,698	1,227,395
Interest expense - related party	57,447	11,250	—	68,697
Interest (income)	(697)	—	(1,050,795)	(1,051,492)
Depreciation and amortization	207	495,472	64,364	560,043
Income tax expense (benefit)	(15,130)	39,339	482,026	506,235
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	77,836	(2,210,848)	(627,697)	(2,760,709)
Total capital expenditures	725	185,902	52,011	238,638
Total assets	672,284	13,224,509	6,773,553	20,670,346

	Three Months Ended September 30, 2011
		RF Transmitter
		Design, Manufacture,
		Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$15,046,099	$589,016	$2,030,627	$17,665,742
Interest expense	285	43,087	348,957	392,329
Interest expense - related party	19,851	3,750	19,375	42,976
Interest (income)	(5)	—	(348,946)	(348,951)
Depreciation and amortization	2	33,010	25,245	58,257
Income tax expense (benefit)	—	(3,302)	(270,186)	(273,488)
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	417,118	(1,204,892)	(1,295,659)	(2,083,433)
Total capital expenditures	—	2,930	76,990	79,920
Total assets	18,437,035	8,767,531	8,284,112	35,488,678

	Three Months Ended September 30, 2010
		RF Transmitter
		Design, Manufacture,
		Installation	Power Generation
	General Construction	and Service	Services	Total
Revenue	$2,661,624	$2,094,534	$1,843,911	$6,600,069
Interest expense	32	75,402	351,401	426,835
Interest expense - related party	19,434	3,750	—	23,184
Interest (income)	(157)	—	(351,504)	(351,661)
Depreciation and amortization	207	66,355	21,379	87,941
Income tax expense (benefit)	(14,920)	(6,990)	206,295	184,385
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(5,906)	(673,063)	29,042	(649,927)
Total capital expenditures	725	151,065	26,182	177,972
Total assets	672,284	13,224,509	6,773,553	20,670,346

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Dec 31, 2010

United States	21,208,105	4,950,148	63,156	2,491
Comm. of Northern Mariana Islands	1,197,420	1,394,970	10,007	7,957
Fiji	3,279,316	3,525,687	211,268	196,819
Vanuatu	1,711,711	—	—	1,341
Algeria	63,059	(17,857)	—	—
Asia	—	84,443	—	—
Austria	24,706	34,151	—	—
Brazil	3,811	—	—	—
Burundi	30,824	—	—	—
Czechia	5,698	—	—	—
Denmark	195,613	—	—	—
England	—	15,538	—	—
Esthonia	—	7,361	—	—
Ethiopia	182,364	969,390	—	—
Europe	—	62,794	—	—
France	35,019	47,355	—	—
Germany	776,970	2,087,363	438,996	504,640
Ghana	13,822	22,312	—	—
Hong Kong	38,003	—	—	—
Hungary	5,636	—	—	—
Ireland	158	—	—	—
Israel	640,324	—	—	—
Italy	15,079	—	—	—
Luxembourg	3,555,434	—	—	—
Netherlands	69,844	—	—	—
Pakistan	19,738	—	—	—
Phlippinen	135,676	—	—	—
Qatar	—	2,703,932	—	—
Romania	1,391	—	—	—
Russia	4,724	144,584	—	—
Singapore	—	47,822	—	—
Ski Lanka	14,075	—	—	—
South Africa	19,585	—	—	—
Spain	476,780	310,483	—	—
Switzerland	776,401	747,695	—	—
Taiwan	2,656	50,715	—	—
Tunisia	14,236	—	—	—
Turkey	6,453	—	—	—
USA	171,676	261,167	—	—
Vatican	4,954	—	—	—
Yemen	383,249	—	—	—
Others	—	2,432	—	—

Total	35,084,510	17,452,485	723,427	713,248

Major Customers

The first major customer relates to the General Construction segment.  On April 14, 2011, the PS JV was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract.  This contract will provide the PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Start-up of this contract began in May, 2011.

Revenue from this customer totaled $17.7 million or 50.3% of consolidated total revenues in the first nine months of 2011. There were no 2010 revenues associated with the PS JV CHU project in 2010.

As noted earlier, the Pernix/SHBC JV was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji.  This project began in 2007.  The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. During 2011 the Company received modifications to the contract totaling $2.4 million and the U.S. Embassy in Suva, Fiji is now an accredited facility, having received its certificate of substantial completion on June 3, 2011. Revenue from this customer totaled $3.4 million or 9.7% of consolidated total revenues in the first nine months of 2011 and $4.9 million or 25.6% of consolidated revenues in the first nine months of 2010.

A major customer related to the Power Generation Services segment and is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $3.3 million and $3.5million in the first nine months of 2011 and 2010, respectively. Revenues from FEA were 9.3% and 20.2% of the Company’s total revenues in the first nine months of 2011 and 2010, respectively.

The RF Transmitter Design, Manufacture, Installation and Service segment has various major customers that resulted in significant contract revenues representing $7.7 million and $7.6 million for the first nine months of 2011 and 2010, respectively.  Revenues from the RF Transmitter sales were 21.9% and 43.7%, respectively of the consolidated total revenues for the same periods.

18.                 Billings in Excess of Cost on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. As of September 30, 2011 and December 31, 2010, respectively, balances for billings in excess of cost and estimated earnings were $4,443,257and $1,105,091, respectively. Total cumulative billings for the uncompleted projects as of September 30, 2011 and December 31, 2010 are $31,476,044and $53,901,048, respectively. Total revenues and costs recorded to date for uncompleted projects as of September 30, 2011 are $27.0 million and $24.3 million, respectively. Total revenues and costs recorded to date for uncompleted projects as of December 31, 2010 are $52.8 million and $50.0 million, respectively.

19.                 Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at September 30, 2011 and from construction contractual agreements on which work has not yet begun.  The following summarizes changes in backlog on construction contracts during the period ended September 30, 2011:

Balance at December 31, 2010	$2,152,304

New Construction Contracts / amendments to contracts in 2011	$119,817,053

Less: Construction revenue earned as of September 30, 2011	$(21,073,105)

Balance at September 30, 2011	$100,896,252

The table does not include revenue related to the Embassy West contract awarded to PS JV on September 30, 2011 as the contract award is currently under protest. The table also does not include stipend income of $0.1 million year to date as the stipend income is related to contracts that were not ultimately awarded to the Company.

20.                 Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment.  As of September 30, 2011, the amount recorded as advanced payments received on account of orders is $ 824,703. As of December 31, 2010, the amount recorded as advanced payments received on account of orders is $2,641,329.  No prepayments have been classified in long term liabilities.

21.                 Subsequent Events

As disclosed in the Debt note, in the second quarter of 2011, the Company entered into a short-term debt agreement with Bent Marketing Ltd., a related party. On October 31, 2011, pursuant to the terms of the agreement, Pernix repaid $1.0 million of that debt and $19K of interest accrued on that debt.

On October 21, 2011, the Company received a stop work order from the U.S. Department of State as the pertaining to the $80.3 million Embassy West contract awarded to Pernix on September 30, 2011 because the award has been contested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO.  Resolution of the matter is anticipated before the end of January 2012.

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

“K” represents $1,000 when used below.

In this report, we use the terms “Pernix Group”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2010 as “fiscal 2010” and the nine months ended September, 2011 and 2010 as the “third quarter of 2011” and the “third quarter of 2010”, respectively.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011

Revenues

Total revenues more than doubled, increasing $17.6 million for the first nine months of 2011 compared to the prior year nine month period. This increase spanned all business segments reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners in a successful manner.

Construction Revenues.  Construction revenues more than tripled increasing $16.3 million to $21.2 million from $4.9 million for the nine months ended September 30, 2011 compared to the same prior year period.   The increase in construction revenue is primarily driven by the $17.7 million year to date revenue on the Containerized Housing Units (CHU) project in Iraq.  The CHU project began in 2011 and is 19% complete as of September 30, 2011 having achieved progress in procuring insurance, completing design work, mobilization and overhead protection. This increase is partially offset by the $0.8 million decrease in revenue from the U.S. Embassy project in Fiji as the first and second contracts for this project reached substantial completion and 91% completion, respectively during the nine months ended September 30, 2011. The first Fiji embassy contract, awarded in November 2006, was for approximately $42.6 million, while the second contract, (notice to proceed given on April 6, 2010) was for an estimated $8.1 million.  Only approximately 1.0% ($0.3 million) of the total project revenue related to the first U.S. Embassy contract was recognized during the first nine months of 2011 and approximately $3.1 million of revenue was recognized on the second contract and 14% of the contract was completed during the first nine months of 2011 as work on the interior fit out, commissioning, closeout and warranty progressed. During the first nine months of the prior year, 1% and 49% of the work was completed and $1.0 million and $3.9 million of revenue were recognized on Fiji Embassy contracts one and two, respectively.

Transmitter design, manufacture, installation and service— This revenue was relatively flat for the nine month period ending September 30, 2011 compared to the prior year period. amounting to $7.7 million in the first nine months of 2011 compared to $7.6 million for the prior year period. This revenue relates to the TransRadio subsidiary which was purchased in December 2009.  Revenues are recognized pursuant to the terms of the contracts with the client, which require customer approval of the operation of the equipment prior to invoicing.  Thus, revenues of this segment are by nature dependent on the size and number of contracts completed and accepted during a period.  Therefore the revenue for the first nine months represents those contracts that were completed during the period which received customer approval and release. The current period revenue reflects the second quarter 2011 completion and acceptance of the Luxembourg contract that generated revenue of approximately $3.5 million coupled with revenue contracts completed and accepted in the first nine months of 2011in Switzerland, Germany, Israel and Spain that totaled $2.5 million along with revenue from other smaller contracts. For the same nine month period ended on September 30, 2010 there were three large contracts that were completed and obtained customer acceptance totaling $5.8 million, the largest of which was a contract competed and accepted in Qatar that resulted in $2.7 million of revenue in the first nine months of 2010.

Service Fees — Power Generation Plant.  Service fees — Power generation plant service fees decreased $444K or (or 9.0%) to $4.5 million, from $4.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The decrease was primarily due to a $280K the lower revenues from the Kinoya power generation as Fiji’s Electric Authority maximized their use of hydro power due to significantly higher levels of rain fall in the first nine months of 2011 versus 2010 and due to the G8 engine failure and G9 maintenance. CNMI revenues also decreased by $196K due to a combination of the impact of a power saving device installed at a feeder location and conservation efforts of private consumers.

Other revenue - $1.7 million of revenue represents the accrual of the management fee related to the Vanuatu Memo of Understanding (MOU) contract. The contract became effective in January of 2011 and did not exist in the first three quarters of 2010.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased $15.1 million to $19.2 million for the nine months ended September 30, 2011 compared to the prior year period.  The increase is primarily driven by the start- up and procurement costs on the Iraq CHU contract and related modifications that are new in 2011 ($16.9 million) The gross profit on the CHU contract to date is approximately 5%, in line with expectations. This increase is offset by a $1.9 million decrease in costs related to the Fiji Embassy contracts from $4.0 million down to $2.1 million, as the first contract is substantially complete and only 14% of the work on the second contract was completed in 2011 and the second contract is 91% complete at September 30, 2011.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, a business that was acquired during December of 2009.  The costs increased approximately $0.4 million or 7.7% to $5.9 million for the period ended September 30, 2011, compared to$5.5 million for the prior year nine month period. Although sales revenue was relatively flat for the nine month year to date period compared to the prior year, the cost increase occurred due to a write-off of approximately $0.3 million inventory related to a contract that was cancelled by a customer after design work had already been incurred. Other than this factor, on a percentage of revenue basis, Transmitter costs were relatively stable at 73% compared to 72% for the prior year period.

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased $1.5 million (69%) to $3.7 million from $2.2 million for the three quarters ending September 30, 2011compared to the same period in 2010 reflecting the increase in planned maintenance expense resulting from 60T PMS carried out on the G9 engine at Kinoya during the third quarter of 2011 (approximately $1.0 million) coupled with accrued G8 engine restoration costs totaling approximately $0.6 million related to insurance deductibles.

Gross Profit

Gross profit increased by $0.6 million (9.7%) to $6.3 million for the nine months ended September 30, 2011 as compared to $5.7 million for the prior year nine month period even in light of a the occurrence of several one-time incidents that significantly impacted costs in the power generation and transmitter segments. The $0.6 million gross profit increase is comprised of a $1.1 million increase in the construction segment gross profit that was partially offset by the $0.3 million decreases in gross profit for each of the transmitter and power generation segments resulting from the cancellation of a transmitter customer contract, the G8 engine failure and the acceleration of significant maintenance expenditures on the G9 engine. This improved margin even in light of the incidents reflects the Company’s continued efforts to make strides related to business development and strategic partner formation initiatives that are positioning Pernix for future growth and enhanced performance.   We anticipate that the power generation segment will be well positioned to improve performance given the significant maintenance completed during the 2011 third quarter while the anticipated insurance claim receipts will be recorded in the future as the insurance claim funds are received and power production will be enhanced as the segment accelerated into 2011 significant maintenance activities originally scheduled for 2012.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.5 million (11.2%) to $5.3 million for the nine months ended September 30, 2011 from $4.8 million for the nine months ended September 30, 2010.  This increase was due primarily to the additional personnel hired to support estimating and construction development activities.

General and Administrative Expenses.  General and administrative expenses decreased $1.1 million (37.7%) to $1.9 million during the nine months ended September 30, 2011 from $3.0 million for the prior year period. The decreases occurred across a broad array of expense including cost savings on professional fees incurred by Pernix associated with the acquisition of TransRadio (early 2010 but none in 2011), bad debt expense, certain foreign currency losses, advertising expense, travel expenses, depreciation, insurance and miscellaneous taxes and licenses that are primarily attributable to cost cutting measures successfully implemented by TransRadio.

Other Income (Expense)

Other expense decreased by $55K during the first nine months of 2011 compared to the same period ended September 30, 2010 reflecting the 2010gain related to a foreign exchange contract on the Transmitter segment Qatar contract ($206K) was more than offset by the year over year improvement in the foreign exchange transaction losses ($236K improvement)  related to Fiji Embassy construction expenditures.

Consolidated Net Income Attributable to Common Shareholders

The Company experienced a $1 million improvement in the consolidated net losses attributable to common shareholders of $1.8 million for the first nine months of 2011 compared to a consolidated net loss of $2.8 million for the comparable prior year nine month period The improved performance is driven by the VUI MOU income ($1.6 million increase), and the net income generated by PLS JV ($450K) that more than offset the impact of the engine failure and maintenance expenses in the Fiji power production operations ($1.3 million).

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues

Construction Revenues.

Construction revenues increased $12.4  million (465%%) to $$15.0 million for the quarter ended September 30, 2011 compared to$2.7 million for the third quarter of 2010.  The increase is primarily attributed to the CHU project in Iraq on which revenue was generated related to procuring insurance, design, mobilization and overhead protection ($14.9 million)   During the third quarter of 2010, no revenue was recognized on the CHU project as it had not yet been awarded to PS JV. This increase was partially offset by a $2.5 million decrease related to the second Fiji embassy contract in the third quarter of 2011 vs. 2010 as the 2011 third quarter revenue only amounted to $0.2 million related to closeout and warranty work for the quarter as the contract reached 91% completion as of September 30, 2011 The CHU project was 19.0% complete at September 30, 2011 and the first contract for the Fiji embassy project reached substantial completion in June 2011.

Transmitter design, manufacture, installation and service— TransRadio revenues decreased $1.5 million to $0.6 million for the third quarter of 2011 compared to $2.1 million for the third quarter of 2010. Revenue is recorded upon customer completion and acceptance for TransRadio contracts.  The $1.5 million (72%) decrease in transmitter design and installation revenues for the third quarter of 2011 compared to the prior year period reflects 2010 revenue from contracts accepted by customers in Ethiopia and Germany totaling $1.7 million more in 2010 than 2011. Third quarter transmitter revenue in 2011 totaled $0.6 million from smaller contracts.

Service Fees — Power Generation Plant and Other Revenue.  Service fees — power generation plant and other revenue increased $187K to $2.0 million, from $1.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The increase was primarily due to the revenue recognized in connection with the VUI MOU of $365K during the third quarter 2011. This work commenced in January of 2011 and no such work was performed related to VUI in the third quarter of 2010. The decrease in power generation revenue primarily reflects the decrease in variable operation and maintenance power production due to FEA maintaining a consistent mix in generation between hydro and diesel power due to better water levels when compared with the same period last year. In addition, the failure of the G8 engine contributed toward the reduction as well.

Costs and Expenses

Construction Costs - including Construction Costs — Related Party.  Total construction costs, including construction costs — related party, increased to $14.4 million from $2.3 million for the three months ended September 30, 2011 compared to the quarter ended September 30, 2010.  The $12.1 million increase in construction costs primarily reflects the 3rd quarter 2011 cost of the CHU project which amounted to $14.2 million related to design work, procurement of materials and construction of overhead protection activities and this increase was partially offset by the $2.1 million decrease in the cost of the Fiji embassy second contract as only 1% of the contract was completed during the quarter. The project is 91% complete as of September 30, 2011 and remaining work is primarily related to warranty and contingency matters.

Transmitter design, manufacture, installation and service cost — The TransRadio costs totaled $0.7 million for the third quarter of 2011. The $0.7 million decrease in cost of revenues for the three month period ended September 30, 2011 compared to $0.8 million for the prior year second quarter reflects the costs on higher revenue associated with the completion and customer acceptance of the Luxembourg, Israel, Switzerland, Spain and other contracts in the second quarter of 2011 compared to the lower revenues and costs associated with contracts closed and accepted in the second quarter of the prior year. On a percentage of revenue basis, Transmitter costs were higher in the second quarter of 2011 compared to the second quarter of 2010 (73% compared to 62% for the prior year period) reflecting the nature and sizes of the relative contracts closed and accepted during the relative quarters that were in line with expectations for such contracts. The cost of the transmitter design and installation work decreased 48% or $.7 million. Relatively speaking, the cost decrease was smaller than one might expect given the revenue decrease (72%) because approximately 200K euro was written off due to design work on a project for Austria that was cancelled and there was not a deposit collected on the contract. Had it not been for this write off of design / engineering cost, the cost of sales decrease would have approximated $0.9 million (66%).

Operations and Maintenance Costs — Power Generation Plant.  Operations and maintenance costs — power generation plant increased $1.6 million or 213% for the 3rd quarter of 2011 compared to the same quarter in 2010, reflecting the increase in planned maintenance expense resulting from 60T PMS carried out on Genset 9 in September 2011 (approximately $1 million) coupled with accrued G8 engine restoration costs totaling approximately $550K and consisting of insurance deductibles. Other increases incurred reflect higher labor rates, overtime related to G9 maintenance and increased travel.

Gross Profit

Gross profit decreased during the third quarter of 2011 compared to the third quarter of 2010, by $2.0 million to $0.2 million from $2.2 million as the positive developments related to the construction segment ($0.3 million) and the VUI MOU activity was more than offset by the combination of lower level of customer contracts completed and accepted and the write-off of inventory related to a contract that was cancelled by a customer in the Transmitter segment, and the insurance deductible and maintenance expenses incurred in the power plant segment. We anticipate that the power generation segment will be well positioned to improve performance given the significant maintenance completed during the 2011 third quarter while the anticipated insurance claim receipts will be recorded in the future as the insurance claim funds are received and power production will be enhanced as the segment will have accelerated into 2011 significant maintenance activities originally scheduled for 2012.

Operating Expenses

Salaries and Employee Benefits.  Salaries and employee benefits increased 271K to $2.0 million for the three months ended September 30, 2011 compared to the prior year second quarter.  This increase was due primarily to the additional personnel hired to support estimating and construction development activities.

General and Administrative Expenses.  G&A expense decreased over $513K or 62% for the third quarter of 2011 compared to the prior year period reflecting lower provision for bad debt, certain foreign currency losses, lower R&D, travel and advertising expenses at TransRadio.

Other Income (Expense)

Other expense decreased $107K in the third quarter of 2011 compared to the prior year quarter driven primarily by the effects of foreign currency transactions in Fiji. The prior year third quarter foreign currency transaction loss and current year third quarter foreign currency transaction gain was related to the Fiji embassy construction contracts. The functional currency for TSF is the US dollar but several transactions were settled in Fijian dollars, creating income statement volatility until completion of the projects in 2011. (First embassy contract 100% and second embassy contract 91% as of September 30, 2011). During the third quarter of 2011 there was a $111K gain compared to the prior year quarter when there was a $150K loss thus combined reflecting quarter over quarter improvement of $261K solely related to TSF foreign currency transaction impact. Exchange rates moved favorably in the 2011third quarter but unfavorably in the prior year quarter and more expenditures occurred in the 2010 third quarter than in the current year third quarter as the two projects neared completion or achieved substantial completion in 2011.

Consolidated Net Income Attributable to the Common Shareholders

The Company generated consolidated net loss attributable to common shareholders of $2.1 million for the three months ended September 30, 2011 compared to a consolidated net loss of $0.6 million for the comparable prior year three month period. This performance is largely attributable to the accelerated maintenance activities and deductibles expensed in connection with the G8 engine failure in Kinoya ($1.3 million) coupled with the reduction in the level of contracts accepted by Transmitter customers during the third quarter of 2011 and partially offset by the increased level of general construction activity related to the CHU contract, the VUI MOU,  and efficiency enhancements at TransRadio. The power generation segment is well positioned to more than offset its losses related to the G8 engine failure when the related insurance proceeds are received and restoration work is performed in late 2011 and early 2012.

Liquidity and Capital Resources

(in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$11.5	$4.3

(in millions)	Nine Months Ending September 30, 2011	Nine Months Ending September 30, 2010
Cash provided by / (used in) operating activities	$4.5	$(0.4)
Cash (used for) investing activities	$(0.1)	$(1,2)
Cash provided by financing activities	$2.7	$1.7
Increase / (decrease) in cash and cash equivalents	$7.2	$0.1

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. government, through the operation and maintenance of power generation plants, from the design, installation and service of transmitters and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, during 2011, the Company is in the process of filing a Registration Statement with the SEC to register 5,000,000 shares of previously unissued stock in a primary fixed price offering and 9,403,697 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital after the Registration Statement becomes effective on or around the end of 2011. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares after the effective date of the pending registration statement, the Company expects to seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations combined with financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables which are primarily U.S, Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of September 30, 2011, the Company’s total assets exceeded total liabilities by $7.2 million.  This was a $1.6 million decrease from December 31, 2010.  As of September 30, 2011, the Company had $1.0 million outstanding on the line of credit and short term borrowings of $3.0 million, $1.0 million of which was repaid on October 31, 2011.  As of September 30, 2011, the Company had an accumulated deficit of $71.8 million and total stockholders’ equity of $7.2 million.

The Company had operating losses of $1.5 million and operating losses of $2.6 million for the nine month periods ended September 30, 2011 and 2010, respectively.  The Company incurred net losses to common shareholders of $1.8 million and net losses to common shareholders of $2.8 million, during the nine months ended September 30, 2011 and 2010, respectively.

Cash provided from operating activities was $4.5 million compared to a use of $0.4 million for the nine month periods ended September 30, 2011 and 2010, respectively.  Funds used in investing activities for the nine month periods ended September 30, 2011 and 2010 were $0.1 million and $1.2 million, respectively.  Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.7 million and $1.7 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The improvement in our cash position reflects the significant 2011 growth in construction backlog resulting from the contracts awarded to Pernix Group in Iraq under the IDIQ program. The operating losses reflect the power generation segment’s recent acceleration of $1 million of engine maintenance expenses and an engine failure for which the Company accrued $0.6 million related to the full amount of the insurance deductibles that the Company will remit during the fourth quarter of 2011. The Company has also filed an insurance claim for the related equipment repairs and business interruption insurance and we anticipate receiving the proceeds in late 2011 or early 2012. These proceeds coupled with the revenues from anticipated restoration work are expected to more than offset the insurance deductibles related to the engine failure. The Company accelerated $1.0 million of certain 2012 maintenance work on an engine into 2011. The power generation segment has access to sufficient sources of third party financing and retained earnings to meet these obligations. The Transmitter design, manufacture, installation and service segment has incurred significant operating losses in the past two years and has successfully implemented cost savings measures. However, the segment continues to operate at a loss until additional revenue sources can be secured through award of contracts which is anticipated to come primarily from Asia and European government work. The segment has unsecured financing that is renewable annually and has current outstanding amounts of $2.0 million. Pernix Group anticipates providing the necessary operating liquidity required by the segment until additional revenue sources are obtained which is expected to occur in 2012.

The Company does not currently have material commitments for capital expenditures as of September 30, 2011.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. Based on this evaluation, its CEO and acting CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the nine month period ended September 30, 2011:

There were no changes in our internal control in the first nine months of 2011.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)                                  Exhibits.

Exhibit 31.1	Certificate of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

Exhibit 32.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

(101.INS)*	XBRL Instance Document	N/A

(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

PERNIX GROUP, INC.

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: November 14, 2011	/s/ Nidal Zayed
Nidal Z. Zayed
President, Chief Executive Officer and acting Chief Financial Officer

/s/ Carol J. Groeber
Carol J. Groeber
Corporate Controller
(Principal Accounting Officer)