Form 10-K
period 2011-12-31
Pernix Group, Inc.
filed 2012-03-30
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-92445

PERNIX GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4025775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 E. 22nd Street
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $228,007.

Number of shares of the registrant’s common stock outstanding as of March 30, 2012: 9,403,697

DOCUMENTS INCORPORATED BY REFERENCE: None.

Disclosure Regarding Forward-Looking Statements

You are cautioned that the Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. Furthermore, the Company strategizes and objectively plans based upon certain current expectations and intentions which are subject to change at any time at the discretion of management and the Board. These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC).

ITEM 1.    DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “Pernix,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2011 as “fiscal 2011” and the fiscal year ended December 31, 2010, as “fiscal 2010.”

Overview

Pernix Group is a global company managed from Lombard, Illinois. The Company was formed in 1995 as Telesource International, Inc., a wholly-owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2011, Pernix Group employs 175 people and is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its eight subsidiaries.

Pernix Group is a diversified contractor that is engaged in three primary business segments: Construction Services as a Design-Build General Contractor in the public and private markets; Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor; and RF Transmitter Design, Installation and Service. Pernix has full-scale construction and management capabilities, with subsidiaries in the North Pacific islands of Tinian and Saipan, in the South Pacific islands of Fiji and Vanuatu, in Berlin, Germany, in Niger, Africa and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power, facility operations and maintenance services and broadcast and RF transmission markets.

The construction and power segments offer diversified general contracting, design/build and construction management services to public and private agencies. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility operations and maintenance solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over fifteen years of experience providing all of our services in international territories. We believe that these attributes are the foundation of Pernix’s success.

At the end of 2009, the design, manufacture, distribution and installation of RF transmitter systems and related services segment was acquired to serve as a global platform for cross-selling construction segment services. The acquired company, TransRadio SenderSysteme, Berlin, AG (TransRadio) had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian. This acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae have deteriorated and although the radio transmitter segment did win two contracts in March 2012, the Company does not know when historical levels of sales volumes will resume.  In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions.  The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. Management is in the process of determining the loss on the sale of TransRadio which it anticipates to be in the range of $1.5 million to $2.0 million.

Pernix Group has transformed its operations from a capital intensive self-perform construction and power services company to a more agile, minimally leveraged design-build construction management services and facility O&M management company that utilizes a more collaborative approach with strategic partners who possess niche capabilities. Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group has managed to develop strong partner and customer relationships, which are the drivers behind contract awards the Company received in 2011 totaling over $120.5 million, and a sole source Sather Air Force Base (Sather) CHU award in January 2012 that the Company anticipates will provide total revenue in the $95 million to $115 million range during 2012 and 2013. As of March 30, 2012, Pernix has received award notices and modifications totaling $50.2 million on this project.

Business Segments

General Construction

Our general construction services include comprehensive pre-construction planning and construction management services.  As a general contractor we have responsibility from award through the successful completion of each project we pursue.

We have developed an international network of suppliers and subcontractors that are capable of delivering products and services on a global basis. Together with these strategic partners we utilize niche capabilities and experience that cater to customer design, budget and schedule requirements. All of our construction management team members have worked on complex international projects. We have the expertise required to successfully conduct full-scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and environmentally challenging projects within time and budget parameters while meeting the exact quality and safety requirements of the project; exceeding our clients expectations at every opportunity.  Pernix Group has the ability to self-perform mechanical and electrical trades when doing so brings efficiencies and value to a project and our customers.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors.  Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible.  Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction. To highlight our accomplishments, the OBO has awarded two contracts in 2011 totaling $120.5 million and in January 2012 a sole source award (Sather) that the Company expects will provide revenue in the $95 million to $115 million range to Pernix via its Pernix-Serka Joint Venture (PS JV). As of March 30, 2012, Pernix has received award notices and modifications totaling $50.2 million on this Sather project. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely tend to some of its most important customer relationships (including OBO) and to proactively manage contract execution for its customers.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world.  By collaborating with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. In a recent award from the U.S. Government, for example, we brought forward a team of companies that boasted 140 offices worldwide, over 60,000 employees, working on five continents.  Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide.  These arrangements not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

The Company has established a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka). The joint venture, PS JV, is 52% owned by Pernix and 48% by Serka. In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the U.S. Department of State — Overseas Buildings Operations (OBO). This contract will provide PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be awarded. PS JV has actively responded to several requests to bid under this IDIQ contract and has been awarded two contracts as described below with revenue totaling approximately $200 million under this program during the twelve months from April 2011 through March 2012.

On January 13, 2012 the U.S. Department of State (DOS) awarded PS JV, with a re-procurement contract having an estimated value of between $95 and $115 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Significant design and construction work is expected to commence during the first half of 2012. As of March 30, 2012, Pernix has received award notices and modifications totaling $50.2 million on this project.

On April 14, 2011, PS JV was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract. This Project was originally known as the Shield project and more recently was renamed the Baghdad Police Academy Annex. As of December 31, 2011 the contract was approximately  51% complete. Since the original award, PS JV has received modifications amounting to $10.4 million bringing the adjusted total contract value to $103.1 million before the March 2012 scope reduction. Approximately 71% of the base contract amount was already complete at the time of the scope reduction notification. OBO continues to be pleased with PS JV work and the scope reduction is not related to the execution of the contract. Conditions in Iraq are such that changes are naturally part of the experience and we are managing that process closely with the Department of State to work toward a fair resolution as it pertains to the Baghdad Police Academy Annex project.

On September 30, 2011, the PS JV was awarded an additional contract for an $80.3 million project to be completed in Baghdad, Iraq for the construction of an embassy and other structures. On October 21, 2011, the Company received a “Suspension of Work” notice from the U.S. Department of State. Ultimately, the contract was “Terminated for Convenience” because the government decided to “re-scope” the project. In March, 2012, the OBO released a task order proposal request as the project will be rebid as “re-scoped” with anticipated contract pricing in the $85 million to $95 million range. PS JV has been requested to and plans to rebid.  The breadth and depth of experience in embassy construction is significant to Pernix and is expected to be a key strategic component that the Company will utilize to bid on and win additional work with the Department of State as they intend to build or rehabilitate up to 32 embassies in the 2012 through 2017 timeframe.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 Pernix received a $6.4 million change order to construct an additional building, bringing the total contract value for the Niger rehabilitation project to $24.5 million. Management anticipates substantial construction on the project to begin in the second quarter of 2012. In the fourth quarter of 2011, Pernix set up a limited liability company in Niger in connection with this contract.

In connection with our recent experiences with the OBO, the Company has strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of the partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed two additional joint ventures with partners who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This joint venture operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The joint venture was created for the purpose of bidding on US Government construction and infrastructure development projects.

In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.5 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the Pernix / SHBC joint venture formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF).  In April of 2010 the Company was awarded a second contract of $8.1 million on the embassy compound in Fiji.  We intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or US Government projects. The Department of State intends to build up to 32 new embassies in the 2012 — 2017 timeframe and Pernix Group, together with our  partners will continue to bid for this work.

Design Build

Pernix embraces the design/build model to ensure design excellence and successful completion of construction projects from analysis, architecture and permitting, through engineering, construction, completion and customer acceptance. By establishing a singular point of responsibility, we deliver on our promise to fulfill all project requirements and specifications on-time and on-budget.

We are committed to understanding the unique requirements and specifications of each project to provide a comprehensive single source solution. This value-added partnership leverages our ability to align and manage the best resources for all aspects of the project.

Construction Management

Pernix Group’s two decades of experience has proven that early involvement in a project and its design is one of the keys to its success. Our proven approach works in line with our customers’ needs and expectations to develop a plan and an execution schedule that saves time and money and ensures timely completion of our projects.  Our state-of-the-art Construction Management services provide a systematic project review, including a comprehensive construction and start-up schedule. By establishing a singular point of responsibility, we provide continuous updates on project milestones and ensure the safest working environment while we deliver projects on time and on budget.

Construction Segment Outlook

According to Global Construction 2020, construction today is a $7.5 trillion market accounting for 13.4% of world economic output.  By 2020, it is estimated construction economic output will have grown by 70% to $12.7 trillion and will account for 14.6% of world economic output. U.S. forecasts show the most dynamic growth for construction over the next decade is expected to come from emerging markets.  Construction in emerging markets is forecast to more than double in size over the next decade, growing by an estimated 110% to become a $7 trillion market, representing 17.2% of  emerging market GDP by 2020.  Conversely, developed countries will only grow by 35% from $4.2 trillion today to an estimated $5.7 trillion.  As a result of this divergence, emerging markets will make up more than half of the global construction market by the end of this decade.  Developed countries accounted for an estimated 65% of global construction in 2005 but by 2020 this is expected to fall to 45%, with emerging markets accounting for an estimated 55%. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments.

Power

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations.  Pernix focuses on construction and facilities O&M for small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build.  Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems,  software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems ( GIS).

Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities in which our operators work and live.  Pernix Group power segment employees are not absentee operators but ones who live and work and depend upon the same power being provided to our customers.

Our power business segment includes construction and facilities O&M services. Specifically, Pernix Group provides plant engineering, design, procurement, construction, and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining diesel, hydro, and solar power facilities. Pernix is unique within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while  endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers.

Power Plant Construction

Pernix Group’s general construction segment is complementary with our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-

of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint-venture partners in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers.  Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget.  The Company has also formed a joint-venture with UEI Holdings, LLC.  The joint venture is called Pernix Universal Energy JV.  Pernix owns 70% and UEI Holdings owns 30% of the joint venture.  This arrangement enables Pernix to expand its offerings and adds significant capabilities. UEI Holdings has experience with diverse power sources and technologies and over the past 15 years has managed, commissioned, designed, or helped build over 50,000MW of power generation facilities.  The Pernix Universal Energy JV brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

Operations and Maintenance

Pernix Group’s Power Operations and Management Services (O&M) provides an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant process, performance, reliability and customer service. Our focus is on reducing costs and ensuring a safe and efficient working environment for all involved.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation.  We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment.  In all cases Pernix tries to make every effort to hire and train local staff.  This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has comprehensive experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the Power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions and our safety record is excellent.  Safety is a major concern of any T&D maintenance program, and all projects start with proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from governments and we continually monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with many years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the most current T&D technologies.

Build, Own, Operate, Transfer (BOOT)

Pernix Group believes in utilizing the BOOT model to help our customers finance and manage their current and potential infrastructure, projects. Up-front costs are eliminated and the customer ultimately attains ownership of the final product. This is very similar in concept to a toll road. BOOT makes it easy for the customer to execute badly needed projects now despite budget constraints which would otherwise require deferring such projects well into the future.

Organizations such as the World Bank, US EX-IM Bank and other international finance institutions (IFIs) have a history of lending money to aid customers in improving and privatizing their infrastructure. The BOOT model is another financial tool available to cash or budget constrained customers to achieve their infrastructure improvement goals.  BOOT is one of several financing options that the Pernix Group may be able to offer our clients.

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific.  Our Power Generation Services segment currently operates in three countries and contributed $7.8 million, or 11.2% of our fiscal 2011 revenue.  We currently operate power plants in the Republic of the Fiji Islands (Fiji), the Commonwealth of the Northern Mariana Islands (CNMI) and the Republic of Vanuatu (Vanuatu).

Telesource (Fiji), Limited (TFL)

TFL, a wholly-owned subsidiary of Pernix conducts our power generation activities in Fiji. TFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023 and includes management of a total of 74MW of diesel power generation capacity in Fiji.

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel based power plant in Fiji. In 1999, FEA awarded TFL the contract to expand the power plant to 12 MW. During the coup in 2000 disturbances at the hydro power generation facility led to rolling power cuts on the main island of Viti Levu. At that time, FEA modified the contract to move the 12MW machines to Vuda Power Plant, which is the second largest diesel-based power plant in Fiji, and added 20MW for the Kinoya Power Plant. As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year Operation & Maintenance (O&M) contract for both the Kinoya and Vuda Power Plants in 2003.

As a further testament to FEA’s satisfaction with TFL, in late 2005, FEA awarded TFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions.

Demonstrative of TFL’s outstanding O&M performance record, FEA, rated the TFL managed Vuda and Kinoya power stations first and second out of five power stations in Fiji and the FEA report stated that “it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and TFL takes pride in the positive recognition from FEA.

Telesource CNMI, Inc.

Pernix Group also has a wholly owned subsidiary in the CNMI named Telesource CNMI, Inc. (TCNMI).  The subsidiary has a history of significant construction and power projects. Through our TCNMI subsidiary, we built and currently operate and maintain, on a 20 year contract, a 20MW diesel fuel power plant on the Island of Tinian in CNMI.  TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth.  Since its incorporation in 1997, TCNMI has executed over $80 million of construction work in CNMI.  TCNMI financed, designed and built the 20MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.

Our agreement with the Commonwealth Utility Corporation (CUC) stipulates that we sell power into the grid based on a contractually determined rate, without risk of fuel cost fluctuation.  The contract for this project expires in 2020, however, a 2001 change order provides the customer with an early termination fee of $6 million if they choose to exercise the early termination option. As of our filing date, we have not received a notice of early termination from CUC. The change order also prohibits the customer from purchasing power from any other source than TCNMI for the first 30MW of power requirements. The expanded agreement does not require additional performance by the Company with respect to building additional power generation capacity.

In August 2010, Modification 5 to the 20 year contract was signed by CUC and Pernix Group. This modification provides for an adjustment in fixed and variable fees under the contract which was necessary due to lower than anticipated growth and development on the island of Tinian. However, the modification requires the approval of the CNMI Public Utilities Commission (PUC) before it will take effect. As of March 30, 2012, there are no active members appointed to the PUC in CNMI and the Company awaits re-establishment of the PUC.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly-owned subsidiary in 2010 named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu. On January 1, 2011, VUI assumed responsibility for operating and maintaining a diesel power plant, hydro dam, and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service.  In short, this is a turn-key utility operation. VUI operates under a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was scheduled to terminate on August 31, 2011. The MOU was extended by the Government of Vanuatu indefinitely on August 31, 2011 until a permanent concessionaire is selected. VUI has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. Under the MOU, the Company receives various expense reimbursements and fees during this period for assuming the operations from the prior service provider. Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Operations. As of the date of this report, VUI continues to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed.

The Utilities Regulatory Authority monitors and reports on the performance of electric utilities in Vanuatu. These reports bring transparency to the performance of the power providers, having recently described how well VUI provided services to its customers since VUI began to manage the power structure on Vanuatu on January 1, 2011. This report found VUI to have performed well in all areas including network performance, safety performance, customer service, reliability and quality of supply, and legislative and regulatory compliance.

Power Segment Outlook

Industry experts predict that global power demand will be about 30 percent higher in 2040 compared to 2010, as economic output more than doubles and prosperity expands across a world whose population will grow to nearly 9 billion people. Power demand growth will slow as economies mature, efficiency gains accelerate and population growth moderates.  In the countries belonging to the Organization for Economic Cooperation and Development (OECD) - including countries in North America and Europe - power usage is expected to remain essentially flat, even as these countries achieve economic growth and even higher living standards. In contrast, non-OECD power demand will grow by close to 60 percent. Billions of people will be working to advance their living standards, thus requiring more power.  The need for power to make electricity is expected to remain the single biggest driver of demand. By 2040, electricity generation is expected to account for more than 40 percent of global power consumption.

Meanwhile, there is a growing demand to supplement or replace aging power generation equipment, and to improve efficiency by replacing government operators with private sector providers. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines.

As mentioned above, Pernix is unique within the power industry as we have constructed and operated power plants in some of the most remote locations in the world and we can readily  scale to various size projects ranging from small to mid-sized projects, on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we serve reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while being mindful to use existing equipment when possible. These upgrade projects can be carried out while the power plant continues to operate. These customer-focused transition efforts often produce significant cost savings to our customers. As noted above, TFL and TCNMI provide facility O&M services for diesel power plants under long term contracts until 2023 and 2020, respectively. After the expiration of these contracts, the contract between the CUC and TCNMI prohibits other plants from providing power unless and until there is absolutely no need for any diesel power in the regions TCNMI operates. The Company does not anticipate that CNMI will be independent of diesel power needs at the end of the contract term. The Company does have the capability to provide renewable fuel options including power design, construction and facility O&M services for hydro, solar and other green energy sources and is actively pursuing those opportunities in CNMI, Fiji and other locations.

RF Transmitter Design, Installation and Service

In late 2009, we acquired a controlling interest in TransRadio SenderSysteme, Berlin, AG (TransRadio), a company engaged in the design, manufacture, distribution and installation of RF transmitter systems and related services to customers worldwide. In 2010, the Company purchased incremental interests in TransRadio, bringing the Company’s total ownership of the subsidiary to 82%. TransRadio offers products and customized solutions and services for VHF/FM Broadcast transmitters, long wave communication, AM — long and medium wave broadcast, Digital Radio Mondial (DRM) systems and turnkey solutions including design, pre-construction, construction management and commissioning.  TransRadio’s RF transmitters have been produced since 1918 and the name TransRadio is an internationally recognized brand name with countless broadcast equipment installations throughout the world. TransRadio transmitters are sold internationally with their primary markets in Europe, Africa and Asia.  Our Transmitter Systems Design, Installation and Service segment contributed $10.2 million, or 14.6% of our fiscal 2011 revenue.

TransRadio was acquired to serve as a global platform for cross-selling construction segment services. The acquired company was a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian. This acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae have deteriorated and although the radio transmitter segment did win two contracts in March 2012, the Company does not know when historical levels of sales volumes will resume.  In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture  is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the  Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. Management is in the process of determining the loss on the sale of TransRadio which it anticipates to be in the range of $1.5 million to $2.0 million.

Our Business Strategy

Our business strategy as a diversified contractor focuses on expanding our government-funded / sponsored as well as private general construction, power construction and facilities O&M service segments. Key elements of our strategy include:

Capitalize on opportunities in other geographic locations

Pernix has built its reputation on completing difficult projects in the most remote areas of the globe.  For example, the Company’s resume’ includes constructing a broadcasting station on the remote island of Tinian; managing the global logistics necessary to construct the US Embassy in Suva, Fiji and the Containerized Housing Projects in Iraq, and finding and training a local workforce to bring electricity to regions in Vanuatu that had never had electric service before. Pernix possesses the ability to help our clients understand, define and complete extraordinary projects of varying scale. Pernix Group understands what is required to execute and complete the most challenging projects regardless of whether the challenge is geographical, political, mechanical, or any combination of the above.  While many of our competitors are not equipped nor experienced to manage technically challenging projects in remote geographic locations; Pernix Group specializes in and thrives on such challenges.

We intend to leverage our leading positions in the general construction, power construction and facilities operations and management capabilities to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, governmental facilities as well as diesel-fired, hydro and solar power will result in continued opportunities in our core markets. All of our business segments have unique integration opportunities particularly in the construction and O&M markets. With our ability to manage projects internationally, successful track record and our global resources, we believe we are well-positioned to compete for projects in these global markets.

Utilize our long-standing relationships with industry specialists

We have long-standing relationships with a number of industry specialists worldwide. These relationships have been established to enhance our ability to satisfy our clients and deliver comprehensive solutions for customer needs. By collaboratively consolidating knowledge bases, skill sets, resources and contacts, we believe we have the ability to efficiently export our leading edge technical skills to any region in the world in which our clients may need them. We also continually develop new relationships that provide us with the necessary agility and expertise to meet needs of new and existing customers as their needs evolve.

Expand and foster positive relationships with governments, public agencies and private entities worldwide

We will continue to focus on maintaining and expanding our relationships with governments, public agencies and private entities worldwide. We believe that the best way to develop new contacts and opportunities is to consistently exceed existing customer expectations; something we strive to do with every opportunity to serve. We will find new opportunities through promoting our Company’s resume and our reputation in the marketplace to targeted customers. These efforts will be supplemented by market intelligence gathering and providing customized solutions based upon an understanding of the specific needs of each governmental agency and each private customer.  Upon identifying these opportunities we will continue to expand our network of international contacts and communicate our capabilities which in turn, will further expand our client base.

Continue to pursue our acquisition strategy

We intend to consider acquisitions to grow our general construction, power construction, and facilities O&M businesses. The Pernix Group management team has defined what it considers to be desired potential target characteristics including: companies of a scale and scope that will provide manageable growth that can be readily integrated, will be accretive to earnings, and will facilitate new client relationships. Ideal targets will also expand Pernix Group’s domestic presence and diversify and balance the Company’s profile, credit risk and provide more consistency to Pernix Group’s revenue and earnings streams. We will search for other successful companies whose growth can be enhanced through a synergistic combination of respective resources. This approach will expand, strengthen and diversify our market leadership positions geographically and technically across end markets. We believe that the trend towards consolidation in the industries in which we operate will produce candidates that align with our acquisition strategy.

Strengthen and support human capital

Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. Pernix Group’s CEO and V.P. of Construction each bring over 25 years of significant institutional and industry experience to the Company. In addition, our customers benefit from the extensive experience of the Pernix team members; we have engineers at Pernix with project experience in 50 different countries.  Recent management team hires in the Finance and Administration areas have brought Pernix Group approximately 75 years of experience in investment banking, “Big 4” public accounting, and Fortune 250 finance departments. In addition, the Company is actively pursuing additional business development and operations managers in the construction and power segments. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. We believe that we attract and retain talented employees by offering them the opportunity to work on highly visible and technically challenging projects in a stable work environment. Our non-engineering level employees are hourly workers, while our engineering and supervisory staffs are full-time employees with monthly salaries.  All of our employees are non-union workers, although we may employ union subcontractors from time to time. As of December 31, 2011, we employed 175 people.

We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. In late 2011, the Pernix Board of Directors approved an incentive stock option plan, with the first options granted in January 2012. Management intends to broaden participation in the incentive stock option plan as specified by the management team based on performance.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated (1):

	Year Ended December 31,
	2011	2010	2009
General Construction	$51,841,103	$7,304,953	$9,476,144
Power Generation Services	7,792,700	6,265,993	5,333,958
RF Transmitter Design, Installation and Service	10,207,047	12,613,381	—
Total	$69,840,850	$26,184,327	$14,810,102

(1)  For additional financial information including net income by segment, see Note 21 in the notes to our consolidated financial statements.

Our Clients

The General Construction segment has one customer, the U.S. Department of State.  The loss of this customer would have a material adverse impact on the Company’s consolidated financial performance.  This customer represents 74.2% of the consolidated total revenues of $69.8 million.

The Power Generation Services segment has three primary customers: the CUC, the FEA and the Government of Vanuatu.  In 2011, none of these customers individually account for more than 10% of the consolidated total revenues. In 2010, the loss of either CUC or FEA would have had a material adverse impact on the Company’s consolidated financial performance because CUC and FEA represented 24.0% of the consolidated total revenues of $26.2 million including revenues from CUC of $1.8 million or 28.6% of the power generation revenues, whereas, FEA totaled $4.5 million or 71.4% of the power generation revenues. On August 2, 2011, a diesel engine at one of our sites in Fiji was significantly damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL under the FEA contract. In 2011, TFL recorded the expense associated with the deductible and other engine related failure expense items in the amount $0.6 million. In addition, TFL accelerated certain maintenance activities into 2011 from 2012. Meanwhile, the insurance proceeds from the insurer were recorded in early 2012 as they were not received by TFL nor confirmed by the insurer until that time. The incident reduced pretax income in 2011 by $1.5 million including insurance deductibles and maintenance expenses, and is expected to enhance 2012 results by the amount of the insurance proceeds currently estimated as $0.5 million plus the benefit of the reduced maintenance load that was accelerated into 2011. As of March 30, $0.3 million in insurance proceeds have been received and recorded as income during the first quarter of 2012.

The RF Transmitter Design, Installation and Service segment has various major customers, none of which individually account for more than 10% of the consolidated total revenues in 2011.

Total RF transmitter revenues represent 14.6% of the consolidated total revenues of $69.8 million. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. Management is in the process of determining the loss on the sale of TransRadio which it anticipates to be in the range of $1.5 million to $2.0 million.

Engineering and Product Development

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a diversified contractor, we have been focused on further development of our design, construction methods and facilities management practices for our existing types of projects (government buildings, fossil fuel based power plants, and broadcasting projects) as well as developing our ability to provide construction and facility O&M services for renewable power projects and services including hydro and solar powered plants.

Our efforts with respect to the engineering and product development for the RF transmitter system business have been primarily focused on the launch of digital AM transmitter, and development activities are aimed at turning Digital Radio Mondiale™ (DRM) into an official transmitter standard and at achieving market acceptance for the standard while providing transmitters, programs and receivers. DRM is the universal, standardized, digital radio system for short-wave, medium-wave and long-wave digital radio for the radio frequencies below 30MHz. In the VHF sector, the Company recently completed its new high performance transmitter. The business also strives to design its products in a manner that increases the efficiency and the cost of operating the transmitters for its customers. Our engineering and product development expenditures were $1.8 million in 2011 compared to $1.6 million in 2010.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills. One example of such an arrangement is PS JV, our joint venture with Serka. During 2011 and early 2012, several such joint venture and strategic alliances were established.

Competition

The professional, technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller, more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Pernix Group utilizes partnerships and other key strategic relationships to obtain an advantage with regard to niche specialization, scale and scope of projects it may be involved with and enhancing the combined resumes of Pernix and its partners.  Pernix Group will continue to focus on providing the “best in class” procurement and contract execution processes as well as world class customer service.

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

Regulation

We are regulated in a number of fields in which we operate. In the United States, we primarily deal with the United States Department of State to bid and execute on the construction of U.S. embassies. When working with this agency, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

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

We are also subject to various government laws, regulations and/or applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution, i.e. Department of Environmental Quality (DEQ), the Environmental Protection Agency (EPA) and FEA.  These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from local agencies. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with any applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, our operating facilities also may be forced to shut down until the instances of non-compliance are corrected and/or be subject to fines or penalties. We are responsible for ensuring compliance of facilities with applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Presently, neither the Customer Choice Act nor other similar proposed legislation dealing with U.S. power policies directly impact us because the legislation and restructuring plan pertain to the retail market or new contracts in wholesale markets. However, we could be impacted in the future by, among other things, increases in competition as a result of deregulation. Compliance with federal, state, local and foreign laws enacted for the protection of the environment have had no significant effect on our capital expenditures, earnings, or competitive position to date. We are actively monitoring these developments in power proceedings in order to evaluate the impact on existing projects, and also to evaluate new business opportunities created by the restructuring of the electric utility industry.

Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2011, and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the fiscal year ended December 31, 2011:

Balance at December 31, 2010	$2,152,304

New construction contracts / amendments to contracts in 2011	120,524,963

Less: construction revenue earned as of December 31, 2011	(51,681,103)

Balance at December 31, 2011	$70,996,164

Management anticipates that $11.5 million of the $71.0 million backlog as of December 31, 2011, will be recognized as revenue after 2012. On September 30, 2011, PS JV was awarded the Embassy West contract for an $80.3 million project to be completed in Baghdad, Iraq under the IDIQ contract. On October 21, 2011, the Company received a stop work order from the U.S. Department of State as a result of notification that the award has been contested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO. The protest was dropped by the Company and in early 2012, OBO revised the scope of the project, retendered the contract for bid and requested Pernix to bid on the revised scope of the project. Therefore, the table above does not include any amounts related to Embassy West. The table also does not include the sole source award (Sather) received by Pernix on January 13, 2012 for a re-procurement contract having an estimated value of between $95 million and $115 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Thus far PS JV has received an award and a change order totaling $50.2 million on the Sather project and is anticipating the remaining award amount to be defined in the second quarter of 2012. The majority of the Sather contract revenue is expected to be recognized in 2012 and to a lesser degree in 2013. Finally, the table does not include radio transmitter segment backlog (approximately $1.4 million at December 31, 2011) or construction segment stipend income of $0.1 million year to date as the stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work and TransRadio backlog is not reflective of future anticipated Pernix activity as TransRadio was sold in late March, 2012. As previously noted, the Company received a notice of scope reduction on the Shield (n.k.a. Baghdad Police Academy Annex) contract and we are working with OBO to determine the extent of work that remains to be done on this contract which was over 70% complete prior to receipt of the notice of scope reduction.

ITEM 2.    PROPERTIES

Our corporate offices are located in Lombard, Illinois, and we have leased space through April 30, 2016. In order to support our relationship with the U.S. Department of State and OBO, as well as to facilitate contract execution that exceeds our customers’ expectations, PS JV has leased space in Vienna, Virginia. The lease term is for a period of 48 months beginning in January of 2012. TCNMI’s head office in the Commonwealth of the Northern Mariana Islands was leased for a term that expired in December 2004 and is currently on a month-to-month renewal. In Fiji, our power generation subsidiary is leasing office space for an additional two-year term ending June 30, 2013. We lease office and factory space in Berlin, Germany under non-cancelable operating leases that expire in late 2012. However, the German subsidiary was sold in late March, 2012, thereby alleviating Pernix of the related lease obligation. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises. In addition to corporate offices, we provide housing for several employees located in remote locations for construction and power facilities operations and maintenance work. These leases are not individually significant and are generally living expenses that are considered in the cost and pricing of the related contracts and in some cases are billed to the joint venture under which the related contract work is being performed.

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

We are involved in various investigations, claims and lawsuits in the normal conduct of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, except for the matter discussed below, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows, or our ability to conduct business. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

In 1999, Telesource CNMI, Inc. was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit of the CNMI. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI, Inc. and two other parties for approximately $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects.  Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counterclaims and cross-claims.   The Company recorded a $300,000 estimated loss during 2004, $200,000 during 2006, and an additional $609,000 during 2007 with respect to these claims.  In 2007, the Company paid $139,000 to claimants resulting in a remaining accrual of $970,000 at December 31, 2007.  In 2008 the Company paid an additional $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008.  No incremental accruals or payments were made during 2010 or 2009.  In the third and fourth quarters of 2011, a $75,000 reduction of the accrual was recorded upon payment of a fee for a civil engineer to conduct a design inspection of the subject houses. The study is complete and no additional such expenditures are anticipated at this time. During the third quarter of 2011, a summary judgment was reached that may allow for the plaintiff to recover certain attorney fees related to code violations and workmanship claims. As of December 31, 2011 the Company estimates that, if the claims against it are successful, the Company may have an estimated liability in the range of $800,000 to $2,500,000. The Company has denied any liability and will aggressively defend itself to mitigate and / or dismiss the claims against it and believes the remaining accrual of $802,183 as of December 31, 2011 is adequate to provide for the amount of the settlement offered by Pernix Group of $800,000 that is contingent upon Pernix Group being indemnified from contributory liability in the event any other defendant is found to be liable. As the plaintiffs are not accepting of the indemnification provision, no settlement has occurred to date. In efforts to resolve the case, Pernix Group has filed in court for relief from any potential future contributory liability. In the event this relief is obtained, Pernix Group may consider settlement without requiring indemnification from the plaintiffs. To date, the plaintiff has not accepted the settlement offer. If a settlement is not reached, the case may go to trial in mid to late 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded in the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PRXG.” As of December 31, 2011, there were 187 shareholders of record. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCBB reporting system as restated on a post-reverse stock split basis. The reverse stock split became effective on September 30, 2011.

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2011:
First quarter	0.45	0.45
Second quarter	0.75	0.45
Third quarter	0.75	0.75
Fourth quarter	0.75	0.75

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2010:
First quarter	15.15	0.90
Second quarter	0.90	0.45
Third quarter	0.45	0.45
Fourth quarter	0.45	0.45

There were no stock transactions on the OTCBB during the third and fourth quarters of 2011. We have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future.

In August, 2010, the 2000 Non-Employee Director’s Stock Option Plan expired.  This plan provided certain Directors of the Board to exercise up to a total of 180,000 shares of common stock.  The Company implemented a new incentive stock option plan for employees in December 2011. As of December 31, 2011, there were no option awards granted under this plan.

Unregistered Sales of Equity Securities and Use of Proceeds

We issued unregistered securities to Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and Affiliates in the following transactions during 2010. No unregistered securities were issued subsequent to 2010. Previously issued unregistered securities were disclosed in prior periodic filings on Form 10-Q and 10-K.

•      On March 12, 2010 we issued 87,111 shares of common stock (post reverse stock split basis) pursuant to an exemption under Regulation S of the Securities Act for $980,001.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes included in this report.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. In this report, we use the terms “Pernix Group”, “Pernix,” “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. We refer to the fiscal year ended December 31, 2011 and 2010 as “fiscal 2011” and “fiscal 2010”, respectively.

Executive Summary

For 2011, we recognized net income attributable to Pernix Group, Inc. of $1.8 million, or $0.19 of basic earnings per share compared to a $3.9 million loss, or ($0.42) of loss per share for 2010. Included in the 2011 results is the $5.3 million benefit from the release of a portion of the Company’s income tax valuation allowance against its deferred tax assets arising principally from net operating loss carryforwards. The valuation allowance release was based on our assessment that it is more likely than not that we will realize our domestic deferred tax assets and a portion of deferred tax assets associated with our operations in the Commonwealth of the Northern Mariana Islands and is reflective of our positive outlook of the Company’s future operations.

The net income summary by segment provided below demonstrates the significant negative impact that TransRadio losses have on 2011 results. In order to curtail the negative impact of these losses on Pernix and to allow the Pernix management team to focus its efforts on the strategic plan initiatives to grow the core construction and power businesses, Pernix completed the sale of TransRadio in the late March, 2012. Management is in the process of determining the loss on the sale of TransRadio which it anticipates to be in the range of $1.5 million to $2.0 million.

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	5,271,947	(3,617,677)	1,830,322	(1,661,613)	1,822,978

Adjusting to exclude the net impact of the release of the income tax valuation and the losses of TransRadio, the radio transmitter segment sold in March, 2012, we recognized a net income attributable to Pernix Group of $0.1 million, ($0.01 basic and $0.03 diluted) earnings per share for 2011, as explained and reconciled in the table below.

Net income and basic earnings per share attributable to Pernix Group, Inc. reconciliation:

(in thousands, except per share data)	For the Year Ended December 31, 2011

Net income attributable to Common Stockholders of Pernix Group, Inc.	$1,823
Plus:
2011 Losses attributable to TransRadio segment sold in March, 2012	3,618
Less:
Net impact of income tax valuation allowance release	5,292
Income from all other sources	$149

Basic earnings per share attributable to Pernix Group, Inc.	$0.19
Diluted earnings per share attributable to Pernix Group, Inc.	$0.21

Basic weighted shares outstanding	9,403,697
Diluted weighted shares outstanding	9,429,647

During 2011, we delivered strong performance. Our construction backlog grew to $71.0 million at December 31, 2011 from $2.2 million as of the prior year end, reflecting new contract awards totaling $120.5 million net of completed work totaling $51.7 million. Our Power segment facilities operation and management service expansion into Vanuatu also contributed significant pretax income to the power segment.  Our construction segment benefitted from an increased need to provide secure facilities for U.S. Government personnel caused by instability in certain foreign countries. Our new Power segment subsidiary, Vanuatu Utilities and Infrastructure (VUI), benefitted from managing the power facilities on Vanuatu under a Memorandum of Understanding (MOU) in 2011. VUI is currently awaiting a decision by the Government of Vanuatu regarding the concessionaire under a long term concession deed. We anticipate VUI being awarded the concession based on the tenuous relationship between the previous concessionaire and the Government of Vanuatu coupled with the positive reviews VUI has received from the Utilities Regulatory Authority of Vanuatu for work performed under the MOU. The positive performance of VUI tempered the financial impact of the August 2011 engine failure at one of our power plants in Fiji. The expenses and lost revenue associated with the failure and related accelerated maintenance expenses ($1.5 million) were recorded in the third and fourth quarters of 2011 while the related insurance proceeds and the majority of the revenue from rebuilding the engine were not recorded until earned and received in early 2012. These 2012 insurance proceeds coupled with the engine rebuild revenue more than offset the related 2011 expenses.

In light of these recent and notable successes in the construction and power segments coupled with the March, 2012 sale of the radio transmitter segment, management believes it is more likely than not that it will produce taxable income for the foreseeable future and that it is reasonably assured the Company has “turned the corner” to profitability. Consequently, the Company has reduced the valuation allowance on its net operating loss carry forwards and expects to implement “fresh start” accounting through a quasi-reorganization in the near future.

As the U.S. and global markets recover from the recession, industry experts predict that construction in emerging markets will more than double to $7 trillion over the next decade, representing 17.2% of global GDP by 2020, while developed country construction is expected to grow 35% to $5.7 trillion by 2020. Meanwhile, power demand will be about 30 percent higher in 2040 compared to 2010, as economic output more than doubles and prosperity expands across a world whose population is expected to grow to nearly 9 billion people. Power demand growth should slow as economies mature, efficiency gains accelerate and population growth moderates.  In the countries belonging to the Organization for Economic Cooperation and Development (OECD) - including countries in North America and Europe - power use is expected to remain essentially flat, even as these countries achieve economic growth and even higher living standards. In contrast, Non-OECD power demand will grow by close to 60 percent. Billions of people are expected to be working to advance their living standards, thus requiring more power.  The need for power to make electricity will remain the single biggest driver of demand. By 2040, electricity generation is expected to account for more than 40 percent of global power consumption.  In light of our experience and expertise, Pernix is uniquely qualified to design, construct and operate in these high growth emerging markets which can be more remote and logistically challenging environments than those of developed countries. In addition, Pernix and its partners have the expertise and scale to construct, operate and manage environmentally friendly power sources including diesel, hydro and solar power projects.

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, align with strategic partners, secure new contracts and renew existing client agreements. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation.

Our costs consist primarily of the compensation we pay to our employees, including salaries, fringe benefits, the costs of hiring subcontractors and other project-related expenses, the costs associated with maintaining and operating diesel power plants (fuel related costs) and sales, general and administrative costs.

Critical Accounting Policies

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Revenue Recognition

General Construction. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the United States Government are design/bid/build contracts with a fixed contract price. These projects include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Revenues recognized under the percentage-of-completion method require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues. To mitigate risks associated with cost overruns, the Company consistently employs fixed price contracts with our subcontractors and no “provisional pricing” subcontracts are allowed. In addition, our subcontractors generally manage procurement and as such are liable for procurement related risk including price risk.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

Power Generation Services. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

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

•      Client type—foreign and domestic federal, state and local government or commercial client;

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

We review the need for a valuation allowance at least quarterly. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that the ultimate realizability of all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination. As noted above, the valuation allowance was partially released during the fourth quarter of 2011 based on our assessment that it is more likely than not that we will realize our domestic deferred tax assets and a portion of deferred tax assets associated with our operations in the Commonwealth of the Northern Mariana Islands and is reflective of our positive outlook of the Company’s future operations. Included in the 2011 results is the $5.3 million benefit from the release of a portion of the Company’s income tax valuation allowance.

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $1.4 million in 2010 because we plan to permanently reinvest these earnings overseas. There were no such earnings in 2011 due to the unusual engine failure in Fiji and the radio transmitter segment losses. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits. U.S. Tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu and Pernix Group periodically repatriates these earnings.

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

During the fourth quarter of fiscal 2011, we conducted our quarterly impairment test. As a result of the impairment analysis, the Company determined that the intangible assets were impaired as of December 31, 2011. The $1.3 million customer relationship intangible asset was written off and the tradename intangible asset was written down by $0.4 million to $0.5 million from $0.9 million. The impairment evaluation process was based on the income approach and utilized discounted cash flows to determine the fair values of reporting units. Material assumptions used in the impairment analysis included the weighted average cost of capital (WACC) of 19 percent for the business entity valuation, 21% for the individual intangible asset valuation, and a terminal growth rate of 3% based on global GDP projections. The resulting impairment was recorded as an operating expense in the fourth quarter of 2011.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Results of operations for foreign entities are translated to US dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income/(loss) in stockholders’ equity.

The Company uses forward exchange contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. At December 31, 2011 and 2010, the Company did not apply hedge accounting treatment to its forward exchange contracts. Accordingly the change in fair value of these contracts was recorded in other income.

Results of Operations

Results of Operations for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010

Revenues

Total revenues more than doubled, increasing $43.7 million for the fiscal year ended December 31, 2011 compared to the prior year. This increase is attributable to the $44.5 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Specifically, the revenue is largely attributable to the Containerized Housing Units (CHU) project in Iraq, the IDIQ program, which began in 2011 and was 51% complete as of December 31, 2011. In addition, 1% of the Niamey, Niger rehabilitation project was completed during 2011 resulting in $0.3 million of construction revenue. The Niger contract is expected to be completed in early 2014 with steady progression of work in 2012 and 2013. The work on the Sather contract awarded in January 2012 commenced in early 2012 and as such, no revenue has been recorded on this contract in 2011.The increases in construction revenue driven by the CHU program and Niger project were partially offset by the $3.3 million decrease in revenue from the U.S. Embassy project in Fiji as the first and second contracts for this project reached substantial completion, 99.4% and 97% completion as of December 31, 2011, respectively. The first Fiji embassy contract, awarded in November 2006, was for approximately $42.6 million, while the second contract (notice to proceed given on April 6, 2010) was for an estimated $8.1 million. Only approximately 1.0% ($0.3 million) of the total project revenue related to the first U.S. Embassy contract was recognized during 2011 and approximately $3.6 million of revenue was recognized on the second contract. 20% of the second contract was completed during 2011 as work on the interior fit out, commissioning, closeout, and warranty progressed. During the prior year, 0.8% and 77.1% of the work was completed and $1.0 million and $6.3 million of revenue were recognized on the first and second Fiji Embassy contracts respectively.

Transmitter design, manufacture, installation and service— This revenue relates to the TransRadio subsidiary and was $10.2 million in 2011 or $2.4 million lower than the prior year. TransRadio revenues are recognized pursuant to the terms of the contracts with the client, which require customer approval of the operation of the equipment prior to invoicing. Thus, revenues of this segment are by nature dependent on the size and number of contracts completed and accepted by customers during a period. Revenues of this segment are also cyclical and due to the economic decline, especially in Europe, coupled with violence and the “Arab Spring” in the Middle East, our revenues in this segment were negatively impacted. The 2011 revenue reflects the completion and acceptance of one large contract, the Luxembourg contract, that generated revenue of approximately $3.5 million coupled with revenue contracts completed and accepted in 2011in Switzerland, Germany, Israel, Spain, Russia, France, and other countries that totaled $6.7 million. In 2010 there were three large contracts in Ethiopia and Qatar that were completed and accepted totaling $6.7 million, combined with other smaller contracts in Yemen, Switzerland, Germany and other countries that totaled $5.9 million in 2010. As noted above, the

Company intends to sell TransRadio during early 2012 to curtail losses of the segment and to allow management to focus on core targeted strategic initiatives in its core competency of diversified contracting through the construction and power segments.

Service Fees — Power Generation Plant. Service fees (Including Other Revenue)— Total Power Generation revenue increased $1.5 million in 2011 compared to 2010. The increase reflects the $2.0 million Vanuatu management fee for the operation of the Vanuatu power plant under the Memo of Understanding (MOU) which is new in 2011. The positive impact of the MOU more than offset the decreases in power generation revenue attributable to the Fiji and TCNMI operations. — Power generation plant service fees decreased $0.5 million or (or 7.9%) to $5.8 million for 2011, from $6.3 million for 2010. The decrease was primarily due to lower revenues from the Kinoya power generation as Fiji’s Electric Authority maximized their use of hydro power due to significantly higher levels of rain fall in 2011 versus 2010, and due to the G8 engine failure and G9 maintenance. In addition, CNMI revenues also decreased by $0.2 million due to a combination of the impact of a power saving device installed at a feeder location and conservation efforts of private consumers.

Costs and Expenses

General Construction Costs —( including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $41.9 million to $48.0 million for 2011 compared to 2010, reflecting the costs on the Iraq CHU contract and related modifications that are all new in 2011 ($45.4 million) The gross margin on the CHU contract to date is in line with expectations. This increase is offset by a $2.1 million decrease in costs related to the Fiji Embassy contracts as the first contract was 99.4% complete as of December 31, 2010 and only 20% of the work on the second contract was completed in 2011; the second contract is 97% complete at December 31, 2011.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and they decreased approximately $2.5 million or 25% to $7.4 million for 2011, compared to$9.8 million for the prior year. Transmitter costs were 72% of revenue compared to 78 % for the prior year period, reflecting the high margin on a large contract completed in 2011 .

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased $1.9 million (60%) to $5.0 million for 2011 from $3.1 million for 2010, reflecting the increase in planned maintenance expense resulting from planned maintenance  carried out on the G9 engine at Kinoya during the third quarter of 2011 (approximately $1.0 million) and on the G4 engine at Vuda ($0.3 million) coupled with accrued G8 engine restoration costs totaling approximately $0.6 million primarily related to insurance deductibles.

Gross Profit

Gross profit increased by $2.3 million (32%) to $9.5 million for 2011 as compared to $7.2 million for the prior year even in light of a the occurrence the infrequent engine failure that significantly impacted costs in the power generation segment and the difficult economic environment faced by the transmitter segment. The $2.3 million gross profit increase is primarily comprised of a $2.6 million increase in the construction segment gross profit that was partially offset by the $0.4 million decreases in gross profit for the power generation segment. The radio transmitter segment gross profit was relatively flat year over year. The negative impact of the engine failure and hydro utilization on revenue ($0.4 million), coupled with the insurance deductible expenses ($0.5 million) and higher  maintenance expenditures  ($1.0 million decrease in gross margin) was largely offset by the positive impact of the VUI MOU. This improved margin, even in light of the engine failure, reflects the Company’s continued efforts related to business development and strategic partner formation initiatives that are positioning Pernix for future growth and enhanced performance. We anticipate that the power generation segment will be well positioned to improve performance given the significant maintenance completed during the last half of 2011, while the anticipated insurance claim receipts will be recorded in 2012 as the insurance claim funds are received. In addition, power production is expected to be enhanced as the segment accelerated into 2011 significant maintenance activities originally scheduled for 2012.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $1.3 million (22.2%) to $7.3 million for 2011 from $6.0 million for 2010. This increase was due primarily to the additional personnel hired to support estimating and construction development activities coupled with the impact of higher bonuses, and for performance in 2011 and health care insurance costs as the Company improved its health care coverage for employees.

General and Administrative Expenses. General and administrative expenses decreased $1.6 million (33%) to $2.6 million for 2011 from $4.5 million for the prior year. The decrease reflects reductions of a broad array of expense categories including cost savings on professional fees incurred by Pernix associated with the acquisition of TransRadio (early 2010 but none in 2011),  certain foreign currency losses, advertising expense, travel expenses, depreciation, insurance, and miscellaneous taxes and licenses that are primarily attributable to cost cutting measures successfully implemented by TransRadio.

Other Income (Expense)

Other expense decreased by $0.4 million during 2011 compared to 2010 reflecting lower foreign exchange transaction losses as the Fiji embassy construction expenses decreased coupled with the income generated by the engine rebuild work performed by TFL and other individually small decreases.

Income Tax Benefit (Expense)

Included in the 2011 results is the $6.1 million benefit from the release of a portion of the Company’s income tax valuation allowance against its net operating loss (NOL) carry forward (CF) deferred tax assets (DTA). Of this $6.1 million, $0.8 million reflects the benefit of the utilization of the NOL CF DTA to offset 2011 income tax expense with the remaining $5.3 million impact reflecting the release of the valuation allowance release based on our assessment that it is more likely than not that we will utilize our domestic NOL CF deferred tax assets and a portion of NOL CF deferred tax assets associated with our operations in the Commonwealth of the Northern Mariana Islands to offset future taxable income. This benefit is reflective of our positive outlook of the Company’s future operations.

Consolidated Net Income Attributable to Common Shareholders

The Company experienced a $5.7 million improvement in the consolidated net income attributable to common shareholders of $1.8 million net income for 2011 compared to a consolidated net loss of $3.9 million for the comparable prior year period. The improved performance is driven by the recognition of the $5.3 million deferred tax benefit associated with the future utilization of the NOL CF DTA, coupled with income generated by PS JV ($2.6 million increase) and the VUI MOU income, that more than offset the impact of the engine failure and maintenance expenses in the Fiji power production operations ($1.5 million) and the increase in losses attributable to TransRadio ($1.0 million).

The Company is well positioned for the remainder of 2012 and beyond as it sold its equity interest in TransRadio in March,  2012 and anticipates benefits from the significant strides in the past several years in the general construction segment, through business development efforts and leveraging its significant experience in bidding, winning, and executing government contracts with its strategic partners, as well as the positive position of the power generation segment heading into 2012, given the significant maintenance completed during the last half of 2011, and the $0.6 million of anticipated insurance claim proceeds that we expect to record in early 2012. As of March 30, 2012, TFL has received and recorded in income $337,000 of insurance proceeds.

Liquidity and Capital Resources

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$2,933,894	$4,287,593

	Fiscal Year Ending December 31, 2011	Fiscal Year Ending December 31, 2010
Cash provided by / (used in) operating activities	$(3,422,068)	$370,890
Cash (used for) investing activities	(259,527)	(2,231,407)
Cash provided by financing activities	1,992,566	2,667,861
Effect of exchange rates on cash	335,330	485,260
Increase / (decrease) in cash and cash equivalents	$(1,353,699)	$1,292,604

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, from the design, installation and service of transmitters and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, during 2011 and early 2012, the Company is in the process of filing a Registration Statement with the SEC to register 5,000,000 shares of previously unissued stock in a primary fixed price offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital after the Registration Statement becomes effective, which is expected to occur  during the second quarter of 2012. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares after the effective date of the pending registration statement, the Company expects to seek debt financing or equity based support from its principal stockholders,

Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment in early 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capacity, will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables which are primarily U.S. Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of December 31, 2011, the Company’s total assets exceeded total liabilities by $11.5 million. This was a $2.7 million increase from December 31, 2010. As of December 31, 2011, the Company had $0.9 million outstanding on the line of credit and short term borrowings of $2.3 million, As of December 31, 2011, the Company had an accumulated deficit of $68.1 million and total stockholders’ equity of $11.5 million.

The Company had operating losses of $2.9 million and $3.2 million for 2011 and 2010, respectively. The Company earned net income attributable to Pernix Group common shareholders of $1.8 million during 2011 and incurred net losses attributable to Pernix Group to common shareholders of $3.9 million in 2010.

Cash used by operating activities was $3.4 million compared to cash generated of $0.4 million for 2011 and 2010, respectively. Funds used in investing activities for 2011 and 2010 were $0.3 million and $2.2 million, respectively. Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.0 million and $2.7 million for 2011 and 2010, respectively.

The decrease in our cash position largely reflects the significant 2011 use of cash by the radio transmitter segment which the Company sold in March, 2012 and the acceleration of $1.1 million of certain 2012 maintenance work on various engines into 2011 in connection with the engine failure at TFL. The Transmitter design, manufacture, installation and service segment has incurred significant operating losses in the past two years and has successfully implemented cost savings measures. However, the segment continues to operate at a loss until additional revenue sources can be secured through award of new contracts. During March 2012, the segment did receive contract work from Egypt totaling $3.1 million.  The segment has approximately $1.4 million unsecured financing that is renewable annually, with $0.5 million still available as of  December 31, 2011. To supplement the operating cash flow of TransRadio, Pernix Group provided the necessary operating liquidity required by TransRadio until the segment was sold in March, 2012. The total loan outstanding to TransRadio from Pernix at the time of the sale was $0.7 million. The Company anticipates repayment during April, 2012.

The Company does not currently have material commitments for capital expenditures as of December 31, 2011.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued an ASU that require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and an entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating this guidance but as there is no goodwill on our balance sheet, the guidance is not expected to have a material impact on our financial statements or disclosures.

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

Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all non-cancelable operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment, in effect at December 31, 2011 and 2010 and total $1.7 million and $1.3 million, respectively. The Company does not guarantee residual value of any leased assets. There were no off balance sheet purchase commitments as of December 31, 2011 and 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Pernix Group, Inc.

We have audited the accompanying consolidated balance sheets of Pernix Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Pernix Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pernix Group, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.
Skokie, Illinois
March 30, 2012

PERNIX GROUP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,933,894	$4,287,593
Accounts receivable less allowance for doubtful accounts of $142,235 at December 31, 2011 and $170,068 at December 31, 2010	28,855,763	3,124,591
Retainage receivables	0	405,599
Other receivables	10,150	0
Work in process	753,776	3,345,552
Inventories	4,459,596	4,768,879
Restricted cash	544,017	277,585
Deferred tax asset	1,650,715	0
Prepaid value added tax	29,026	28,679
Prepaid expenses and other current assets	3,576,340	471,267
Total current assets	42,813,277	16,709,745
Plant, and equipment, net of accumulated depreciation of $2,375,041 and $2,390,571 as of December 31, 2011 and December 31, 2010, respectively	716,010	713,248
Restricted cash greater than one year	0	620,796
Retainage receivable greater than one year	9,440	0
Deferred tax asset, (net of valuation allowance of $15,053,181 and $21,844,000 as of December 31, 2011 and 2010, respectively)	3,883,213	0
Other assets	195,725	176,960
Intangible assets:
Customer relationships	0	1,406,768
Trademark	488,541	936,984
Total assets	$48,106,206	$20,564,501
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding credit lines	$891,709	$370,983
Accounts payable	24,978,662	2,978,964
Accounts payable — related party	24,555	3,894
State income tax payable	152,041	0
Federal income tax payable	41,655	0
Accrued expenses	2,085,992	2,428,393
Interest payable — related party	390,514	291,100
Other current liabilities	259,016	301,949
Short term debt	558,985	568,676
Short term debt - related party	1,738,500	400,170
Prepayments received on orders	802,345	2,641,329
Billings in excess of costs and estimated earnings	4,354,491	1,105,091
Dividend payable	164,821	38,324
Total current liabilities	36,443,286	11,128,873
Other non current liabilities	175,010	189,404
Deferred tax liability	0	436,098
Total liabilities	36,618,296	11,754,375

Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ equity
Convertible senior preference stock, $0.01 par value, $389,250 involuntary liquidation preference, authorized 50 million shares, 389,250 issued and outstanding at December 31, 2011 and 2010	3,893	3,893
Common stock, $0.01 par value. Authorized 200,000,000 shares, 9,403,697 issued at December 31, 2011 and 2010	94,037	94,037
Additional paid-in capital	77,921,831	77,921,831
Accumulated deficit	(68,109,729)	(69,932,707)
Accumulated comprehensive (loss)	(538,451)	(629,349)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	9,371,581	7,457,705
Noncontrolling interest	2,116,329	1,352,421
Total equity	11,487,910	8,810,126
Total liabilities and Stockholders’ equity	$48,106,206	$20,564,501

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

For years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Revenues:
Construction revenues	$51,841,103	$7,304,953
Transmitter design and installation	10,207,047	12,613,381
Service fees — power generation plant	7,791,874	6,264,769
Service fees — related party	826	1,224
Gross revenues	69,840,850	26,184,327
Costs and expenses:
Construction costs	47,982,824	6,040,975
Transmitter design and installation cost	7,373,347	9,831,444
Operation and maintenance costs - power generation plant	5,018,011	3,129,482
Cost of revenues	60,374,182	19,001,901
Gross profit	9,466,668	7,182,426
Operating expenses:
Salaries and employee benefits	7,265,885	5,947,079
Building rental and occupancy expense	682,342	401,895
Occupancy - related party	103,724	101,754
Impairment of long-lived assets	1,698,899	0
General and administrative	2,645,507	3,947,612
Total operating expenses	12,396,357	10,398,340
Operating (loss)	(2,929,689)	(3,215,914)

Other income (expense):
Interest (expense)/income, net	(172,823)	(242,585)
Interest expense - related party	(133,319)	(92,036)
Foreign currency exchange (loss)	(50,742)	(188,436)
Other (loss)/income, net	92,733	(142,298)
Gain on sale of fixed assets	14,232	13,788
Total other expense	(249,919)	(651,567)

Consolidated (loss) before income taxes	(3,179,608)	(3,867,481)
Income tax benefit / (expense)	5,787,400	(587,665)
Consolidated net income/(Loss)	2,607,792	(4,455,146)

Less: Net income/(loss) attributable to noncontrolling interest	658,317	(591,773)

Consolidated net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	1,949,475	(3,863,373)

Less: Preferred stock dividends	126,497	38,324

Consolidated net income/(loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$1,822,978	$(3,901,697)

Basic net income/(loss) per share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$0.19	$(0.42)
Weighted average shares outstanding - basic	9,403,697	9,384,127
Diluted net income/(loss) per share attributable to the stockholders of Pernix Group, Inc.	$0.21	$(0.42)
Weighted average shares outstanding - diluted	9,429,647	9,384,127

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

Net income/(loss)	$2,607,792	$(4,455,146)
Other comprehensive income/(loss):
Foreign currency translation adjustment	100,489	(98,283)

Total comprehensive income/(loss)	$2,708,281	$(4,553,429)

Net income/(loss) attributable to Noncontrolling interests	$658,317	$(591,773)
Foreign currency translation attributable to Noncontrolling interests	9,591	(73,374)
Total Comprehensive income/(loss) attributable to the stockholders of Pernix Group, Inc.	$2,049,964	$(3,961,656)

PERNIX GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2011 and 2010

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	deficit	(loss)	Stock	Stock	capital	Interest
Balance at December 31, 2009	$11,380,319	$(66,031,010)	$(604,440)	$93,166	$0	$74,995,109	$2,927,494

Sale of common and preferred stock - 87,112 shares at $11.25 per share & preferred stock - 389,250 shares at $5.00 per share	$2,926,251	$0	0	871	3,893	2,921,487	0
Comprehensive (loss):
Net loss	(4,455,146)	(3,863,373)		0	0	0	(591,773)
Foreign currency translation adjustment	(98,283)	0	(24,909)	0	0	0	(73,374)
Comprehensive (loss):	(4,553,429)	$
Preferred Stock dividends	(38,324)	(38,324)	0	0	0	0	0
Purchase of subsidiary shares from noncontrolling interest	(948,278)	0	0	0	0	5,235	(953,513)
Contributions from noncontrolling interest	43,587	0	0	0	0	0	43,587

Balance at December 31, 2010	$8,810,126	$(69,932,707)	$(629,349)	$94,037	$3,893	$77,921,831	$1,352,421

Comprehensive income:
Net income	$2,607,792	$1,949,475	$	$0	$0	$0	$658,317
Foreign currency translation adjustment	100,489	0	90,898	0	0	0	9,591
Comprehensive income:	2,708,281	$
Preferred Stock dividends	(126,497)	(126,497)	0	0	0	0	0
Contributions from noncontrolling interest	96,000	0	0	0	0	0	96,000

Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

Consolidated Statements of Cash Flows

For years ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities:
Consolidated net income/(loss)	$2,607,792	$(4,455,146)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) Depreciation	205,487	203,119
Amortization of intangibles	156,312	448,490
(Gain) on sale or disposal of fixed assets	(11,878)	(14,791)
Impairment of long-lived assets	1,698,899	0
Provision for unbilled and uncollected accounts	0	1,016

Changes in assets and liabilities:
Short term investments	0	187,068
Accounts receivable	(25,354,885)	(465,401)
Accounts receivable - related party	(657)	180,888
Other receivables	(10,150)	0
Work in process	2,531,673	426,374
Inventories	221,476	(79,457)
Federal deferred tax asset (net of valuation allowance)	(5,533,928)	0
Prepaid value added tax	(347)	38,168
Prepaid expenses and other current assets	(1,887,546)	(1,222,233)
Other assets	545,636	485,987
Accounts payable	22,000,483	961,478
Accounts payable - related party	21,318	(3,301)
State income tax payable	152,041	0
Federal income tax payable	41,655	0
Accrued expenses	(377,972)	576,647
Interest payable - related party	99,415	77,036
Prepayments received on orders	(2,602,815)	1,144,511
Billings in excess of cost and estimated earnings	3,249,400	611,017
Other liabilities	(737,379)	1,408,452
Deferred tax liability	(436,098)	(139,032)
Net cash (used in)/provided by operating activities	(3,422,068)	370,890
Cash flows from investing activities:
Acquisition of additional subsidiary stock	0	(1,934,855)
Proceeds from sale of equipment	14,232	19,233
Capital expenditures	(273,759)	(315,785)
Net cash (used in) investing activities	(259,527)	(2,231,407)
Cash flows from financing activities:
Net increase in line of credit borrowings	520,726	112,081
Proceeds from / (repayments of) indebtedness	25,840	(373,190)
Proceeds from / (repayments of) indebtedness - related party	1,350,000	0
Proceeds from sale of stock	0	2,919,906
Capital contributions from minority interest holders	96,000	9,064
Net cash provided by financing activities	1,992,566	2,667,861
Effect of exchange rate changes on cash and cash equivalents	335,330	485,260
Net (decrease)/increase in cash and cash equivalents	(1,353,699)	1,292,604
Cash and cash equivalents at beginning of period	4,287,593	2,994,989
Cash and cash equivalents at end of period	$2,933,894	$4,287,593
Cash paid during the period for interest	$111,091	$62,779
Cash paid during the period for interest - related party	$11,750	$15,000
Cash paid during the period for income taxes	$560,831	$371,737
Supplemental disclosure of noncash transactions:
Deferred stock dividends payable	$126,497	$38,324

See accompanying notes to consolidated financial statements.

Pernix Group Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group, Inc. (Pernix, PGI or the Company) is a global company based in Lombard, Illinois. The Company was formed in 1995 as Telesource International Inc., a wholly-owned subsidiary of SHBC, a Kuwait-based civil, electrical, and mechanical construction company. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2011 Pernix Group employs 175 people and is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The term “SHBC” refers to Sayed Hamid Behbehani & Sons, Co., WLL. The Company conducts its operations through the parent and its eight subsidiaries.

Pernix Group is a diversified contractor that is engaged in three primary business segments: Construction Services as a Design-Build General Contractor in the public and private markets; Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and General Contractor; and RF Transmitter Design, Installation and Service. Pernix has full-scale construction and management capabilities, with subsidiaries in the North Pacific islands of Tinian and Saipan, in the South Pacific islands of Fiji and Vanuatu, in Berlin, Germany, in Niger, Africa and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power, facility operations and maintenance services, and broadcast and RF transmission markets.

The Company’s subsidiaries Pernix-Serka Joint Venture (PS JV) and Pernix/SHBC Joint Venture, formerly Telesource International Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture L.P. (SHBC), and Pernix Niger, LLC (Niger) also bid on and /or execute construction projects with support from the Pernix corporate office. The Company has three wholly-owned power segment subsidiaries that manage the construction and facilities operations and management activities in the Commonwealth of the Northern Mariana Islands (Telesource CNMI, Inc. a.k.a. TCNMI), Fiji, ( Telesource Fiji, Ltd. a.k.a. TFL), and Vanuatu (Vanuatu Utilities and Infrastructure, a.k.a. VUI).  The Company also owns 70% of a joint-venture with UEI Holdings, LLC.  The joint venture is called Pernix Universal Energy JV (UEI).  UEI Holdings has experience with almost all power sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities.  The technical capabilities and experience provided through this venture allows Pernix to expand its power segment construction and management offerings. Pernix Group also held an 82% controlling interest in the common voting shares of TransRadio SenderSysteme, Berlin, AG (TransRadio) as of December 31, 2011 which it sold in late March, 2012. Through TransRadio, we engage in the design, distribution and installation of RF transmitter systems and provide related services at customer sites world-wide, including but not limited to large projects in Europe, Asia and Africa.

TransRadio was a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian. This acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae have deteriorated and although the radio transmitter segment did receive contract work from Egypt totaling $3.1 million in March 2012, the Company does not know when sales activity will improve.  In March 2012, the Pernix Group management team requested and received Board of Director approval to sell its interest in TransRadio. This sale is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the core Construction and Power Generation Services segments, which we intend to grow both organically and through acquisitions. The Company completed the sale of its interest in TransRadio in late March of 2012. Management is in the process of determining the loss on the sale of TransRadio which it anticipates to be in the range of $1.5 million to $2.0 million.

Pernix Group has transformed its operations from a capital intensive self-perform construction and power services company to a more agile, lower leveraged design-build construction management services and facility O&M management company that utilizes a more collaborative approach with strategic partners that possess niche capabilities. Pernix Group provides customers solutions that meet their time and budget constraints. In doing so, Pernix Group has managed to develop strong partner and customer relationships, which are the drivers behind contract awards the Company received in 2011 totaling over $120.5 million, and receiving the sole source Sather award in January 2012 that the Company anticipates will provide revenue in the range of $95 million to $115 million. In light of these recent and notable successes, management believes it is more likely than not it will produce taxable income for the foreseeable future and that is reasonably assured the Company has “turned the corner” to profitability. Consequently, the Company has reduced the valuation allowance on its net operating loss carry forwards and expects to implement “fresh start” accounting through a quasi-reorganization in the near future.

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, from the design, installation and servicing of transmitters and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, during 2011 and early 2012, the Company is in the process of filing a Registration Statement with the SEC to register 5,000,000 shares of previously unissued stock in a primary fixed price offering, and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering of common stock will augment our current sources of capital after the Registration Statement becomes effective anticipated during the second quarter of 2012. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares after the effective date of the pending registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only as they have continued to be willing to support the Company.

The Company also anticipates selling the radio transmitter segment in early 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow management to focus on the general construction and power segment operations that it intends to grow.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations combined with financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables, which are primarily U.S. Government receivables with a timely payment history, as well as funds available from various funding sources, will permit the construction operations to meet the payment obligations to vendors and subcontractors.

Cash used by operating activities was $3.4 million compared to a source of $0.4 million for 2011 and 2010, respectively. Funds used in investing activities for 2011 and 2010 were $0.3 million and $2.2 million, respectively. Funds provided by financing activities and representing either increases in debt, common stock issuances or capital contributions amounted to $2.0 million and $2.7 million for 2011 and 2010, respectively.

In 2011, the decrease in our cash position largely reflects the significant use of cash by the radio transmitter segment, which the Company sold in March, 2012, and the acceleration of certain 2012 maintenance work on various engines into 2011 in connection with the engine failure at TFL. The Transmitter design, manufacture, installation and service segment has incurred significant operating losses in the past two years and has successfully implemented cost savings measures. However, the segment will continue to operate at a loss until additional revenue sources can be secured through award of contracts. During March 2012, the segment did receive contract work from Egypt totaling $3.1 million.  The segment has approximately $1.4 million unsecured financing that is renewable annually, with $0.5 million still available as of  December 31, 2011. Pernix Group provided the necessary operating liquidity required by the segment until it was sold in March 2012. The total loan outstanding to TransRadio from Pernix at the time of the sale was $0.7 million. The Company anticipates repayment during April, 2012.

In 2010, the Company generated positive cash flows of $0.4 million related to operating activities. The Company received $2.9 million in equity infusion from Ernil Continental, SA., BVI and Halbarad Group, Ltd., BVI, majority stockholders, in connection with the increase in its investment in TransRadio and used $0.3 million to reduce debt.

Selected financial data for each segment can be found in Note 21 — “Reportable Segments and Geographic Information” to the accompanying consolidated financial statements. The PGI corporate operations are presented separately in the segment results.

2. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, the reduction of the valuation allowance against deferred tax assets and the determination of the amount of impairment of the intangible assets of TransRadio. Actual results could differ from those estimates.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the 2011 presentation, including the retroactive reclassification of $1.3 million of common stock to additional paid in capital in connection with the implementation of the reverse stock split on September 30, 2011 as described in detail in the Stockholders’ Equity note below.

Revenue Recognition— We offer our services through three business segments: General Construction, Power Generation Services, and RF Transmitter Design, Manufacture, Installation and Service. Revenue recognition for each of these segments is described by segment below.

General Construction Revenue.    Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date and estimated total projected costs. Our current projects with the United States Government are design/build contracts with fixed contract prices. This contracts include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. As of December 31, 2011 and 2010, the Company had no significant net receivables related to contract claims.

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

Restricted Cash—TransRadio maintains bank deposits that are pledged to financial institutions as security for bank guarantees of performance obligations to TransRadio’s customers. TransRadio is restricted from access to these balances until the related performance obligations are complete. The Company classifies the restricted cash that is accessible within one year as “restricted cash — current” and cash that is not accessible until after one year as “restricted cash — non-current” in the Consolidated Balance Sheet.  As of December 31, 2011, total restricted cash deposits amounted to $544,017, all of which was reported as restricted cash — current. There were no performance obligations longer than one year. As of December 31, 2010, total restricted cash deposits amounted to $898,381, of which $277,585 was reported as restricted cash — current and $620,796 was reported as restricted cash — non-current.

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:

•      Client type—domestic and foreign federal, state and local government or commercial client;

•      Historical contract performance;

•      Historical collection and delinquency trends;

•      Client credit worthiness; and

•      General economic conditions.

Fair Value of Financial Instruments—The Company determines the fair values of its financial instruments, including short-term investments, debt instruments and derivative instruments based on inputs or assumptions that market participants would use in pricing an asset or a liability. The Company categorizes its instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the TransRadio bank credit and short-term debt agreements approximate fair value because of the short maturities of these instruments as they are receivable or renewable within three to eight months. See also Note 12.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type lease, and foreign currency contracts. As of December 31, 2011 and 2010, the Company did not hold such financial instruments.

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

Inventory—Inventories are valued at the lower of cost or market. Fiji inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method. TransRadio inventories are stated at the lower of cost or market  using the average cost method.

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

Intangible Assets—Certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2011 and 2010, Pernix Group recognized asset impairment charges of $1.7 million and $0.0, respectively.

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

The Company is exposed to foreign currency exchange risk on various foreign transactions. The Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2011 and 2010, there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Income Taxes—PGI, TransRadio, TCNMI, and TFL file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. TransRadio is a German Corporation and files a corporate tax return in Germany. Telesource CNMI, Inc. is a Commonwealth of Northern Mariana Islands (CNMI) corporation and files a corporate tax return for this Commonwealth. Telesource Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

A valuation reserve is recorded to offset a portion of the deferred tax benefit if management has determined it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was partially released during the fourth quarter of 2011 based on management’s assessment that it is more likely than not that we will utilize our domestic deferred tax assets and a portion of deferred tax assets associated with our operations in the Commonwealth of the Northern Mariana Islands and is reflective of our positive outlook of the Company’s future operations. Included in the 2011 results is the $5.3 million benefit from the release of a portion of the Company’s income tax valuation allowance (this consists of a $6.1 million total tax benefit comprised of $5.3 million that will be realized in years beyond 2011 and $0.8 million expected to be realized to offset 2011 current tax liability). See Note 19 - Income Taxes for additional information.

The Company’s subsidiary, TransRadio, prepares its corporate income tax returns based on German tax code. The German tax liability is generally comprised of three components: corporate income tax of 15%, a solidarity tax and a trade tax. In connection with the 2009 acquisition of the controlling interest in TransRadio, a deferred tax liability of $0.6 million was recorded related to the intangible customer relationship and backlog assets. Those assets have been amortized or written off and the related deferred tax liability has been reduced to zero.  No tax expense was recorded on indefinite lived intangible assets acquired (trade name) or on the gain on the acquisition of TransRadio under the assumption of permanent reinvestment.

The Company’s subsidiary, Telesource CNMI, Inc., prepares its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $38,000 and $39,000 in 2011 and 2010, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Stock Based Compensation— The Company implemented an incentive stock option plan for employees in December 2011. Initial award grants were made under the plan in January 2012. Beginning in 2012 to account for transactions in which we obtain employee services in exchange for an award of equity instruments, the Company will measure the cost of the services based on the grant date fair value of the award. We will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting will generally be recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized will be included in financing cash flows. The Company had several plans that expired in 2010 under which no options were exercised or remain outstanding as of December 31, 2011. The plans are more fully described in Note 18.

3. Adoption of New Accounting Pronouncements

Effective June 30, 2011, the Company adopted the guidance issued by the FASB in June 2011, regarding the presentation of other comprehensive income (OCI). For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. Note that the amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amended guidance did not have a material impact on our financial statements or disclosures.

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

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011. These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only Level 3 assets or liabilities that the Company had upon adoption are the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. As of December 31, 2011, these intangible assets had been written off except for $0.4 million related to the trade name of TransRadio. See the note regarding “Fair Value of Non-financial Assets” for required disclosure information pertaining to the aforementioned Level 3 intangible assets.

Effective January 1, 2010, the Company adopted the guidance in the ASU issued by the FASB in December 2009 regarding “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This ASU requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. The Company has entered into several joint venture agreements that have variable interests. These agreements have been reviewed by the Company, which has determined that the Company has a controlling interest in these agreements, and that it has properly reflected and disclosed the nature of these agreements in these financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for non-controlling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to account for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.

4. Recently Issued Accounting Pronouncements

In December 2011, the FASB issued an ASU that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and an entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating this guidance and it is not expected to have a material impact on our financial statements or disclosures.

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating this guidance, but as there is no goodwill on our balance sheet, the guidance is not expected to have a material impact on our financial statements or disclosures.

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

5. Fair Value of Non-Financial Assets

On December 28, 2009, Pernix Group, Inc. purchased 54.4% of the outstanding common voting shares (or 815,650 shares) of TransRadio SenderSysteme, Berlin AG (TransRadio) On March 25, 2010 the Company acquired an additional 23.6% or 354,350 common voting shares of TransRadio for $950,154.  In October of 2010, the Company purchased another 351,000 common voting shares for $984,701 representing an additional 4% of TransRadio common voting shares bringing the Company’s ownership of TransRadio to 82%. The total consideration paid for the interest was $4,137,110.

In connection with the acquisition of the controlling interest of 54.4% of TransRadio, certain intangible assets and the minority interest were recorded. The fair value of these non-financial assets, liabilities and non-controlling interests at the time of acquisition were determined using the following methods resulting in increases to Level 3 valuation amounts:

Description of non-financial asset, liability or non-controlling interest		Level of valuation	Amount
Customer relationships	Income approach-multiple period earnings method	3	$1,563,080
Trademark / tradename	Relief from royalty rate method	3	936,984
Contract backlog	Income approach — excess earnings method	3	292,178

The $1.8 million fair value of the non-controlling interest was determined based on the transactions at that time for non-controlling shares based on stock trading price. During 2011, the customer relationship intangible asset was written off ($1.3 million) reflecting the deterioration of sales due to European economic downturn and the impact of violence and the political instability of the “Arab Spring” in the Middle East. The tradename was written down by ($0.4 million) to $0.5 million based on the updated relief from royalty rate method Level 3 valuation. The customer backlog was fully amortized in 2010.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2011 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the period ended December 31, 2011:

Balance at December 31, 2010	$2,152,304

New Construction Contracts / amendments to contracts in 2011	120,524,963

Less: Construction revenue earned as of December 31, 2011	(51,681,103)

Balance at December 31, 2011	$70,996,164

Management anticipates that $11.5 million of the $71.0 million backlog as of December 31, 2011, will be recognized as revenue after 2012. On September 30, 2011, PS JV was awarded the Embassy West contract for an $80.3 million project to be completed in Baghdad, Iraq under the IDIQ contract. On October 21, 2011, the Company received a stop work order from the U.S. Department of State as a result of notification that the award has been contested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO. The protest was dropped by the Company and in early 2012, OBO revised the scope of the project, retendered the contract for bid and requested Pernix to bid on the revised scope of the project. Therefore, the table does not include any amounts related to Embassy West. The table also does not include the sole source award (Sather) received by Pernix on January 13, 2012 for a re-procurement contract having an estimated value of between $95 million and $115 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Thus far PS JV has received an award and a change order totaling $50.2 million on the Sather project and is anticipating the remaining award amount to be defined in the second quarter of 2012.  The majority of the Sather contract revenue is expected to be recognized in 2012 and to a lesser degree in 2013. Finally, the table does not include radio transmitter segment backlog (approximately $1.4 million at December 31, 2011) or construction segment stipend income of $0.1 million year to date as the stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work awarded and TransRadio backlog is not reflective of future anticipated Pernix activity as TransRadio was sold in late March, 2012. As previously noted, the Company received a notice of scope reduction on the Shield (n.k.a. Baghdad Police Academy Annex) contract and we are working with OBO to determine the extent of work that remains to be done on this contract which was over 70% complete prior to receipt of the notice of scope reduction. See Note 24 Subsequent Events for further discussion pertaining to the Baghdad Police Academy Annex project.

7. Accounts Receivable—Net

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from sales of goods to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Construction contracts completed and in progress	$26,136,529	$1,372,501
Trade and other	2,861,469	2,327,757
Less: allowance for doubtful accounts	(142,235)	(170,068)
Total accounts receivable—net	$28,855,763	$3,530,190

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Gross Receivable by Major Customers	December 31, 2011	December 31, 2010
OBO	$26,136,529	$1,372,501
TransRadio customers	1,097,960	1,057,452
Vanuatu Utilities & Infrastructure Limited	690,629	—
Commonwealth Utilities Corporation (CUC)	580,639	583,200
Fiji Electric Authority (FEA)	279,976	516,459
All others	212,266	170,646
Total	28,997,998	3,700,258
Less: allowance for doubtful accounts	(142,235)	(170,068)
Total accounts receivable-net	$28,855,763	$3,530,190

8. Work in Process and Inventories

As of December 31,  2011 and 2010 the components of inventories are as follows:

	December 31, 2011	December 31, 2010
Work in Process	$753,776	$3,345,552
Raw Materials	2,926,188	3,426,630
Supplies	1,533,408	1,342,249
Total Inventories	$5,213,372	$8,114,431

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

9. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2011	December 31, 2010
Building/leasehold improvements	$213,848	$144,702
Transport	300,463	373,498
Plant & construction machinery and equipment	881,493	920,781
Office furniture and equipment	654,184	576,555
Computer, software and communication equipment	1,041,063	1,088,283
	3,091,052	3,103,819
Less accumulated depreciation	(2,375,042)	(2,390,571)
Net property, plant and equipment	$716,010	$713,248

Total depreciation expense was $205,487 and $203,119 in 2011 and 2010, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

10. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method.   Billings, costs incurred and estimated earnings on uncompleted contracts as of December 31, 2011 and 2011 were as follows:

	December 31,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$53,145,213	$50,027,692
Estimated earnings	4,495,572	2,768,265
	57,640,785	52,795,957
Less: Billings to date	61,995,276	53,901,048
	$(4,354,491)	$(1,105,091)
These amounts are included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,354,491	1,105,091
	$4,354,491	$1,105,091

11. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts is generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts require the customer to make advance payments to TransRadio to cover costs related to the design and/or procurement of the equipment. As of December 31, 2011 and 2010, the amount recorded as advanced payments received on account of orders is $802,345 and $2,641,329, respectively.

12. Short-term Borrowings

The Company’s subsidiary, TransRadio, has a €1.1 million (approximately $1.5 million USD at December 31, 2011) bank credit agreement with three German banks, which are renewable on March 31, 2012, except for the portion related to Commerzbank which is renewable May 31, 2012. The three banks are Berliner €500,000 (approximately $0.7 million USD at December 31, 2011), HypoVereinsbank €500,000 (approximately $0.7 million USD at December 31, 2011) and Commerzbank €100,000 (approximately $0.1 million USD at December 31, 2011).  Borrowings under the credit agreements are unsecured. Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines and 7.25% per annum on the Commerzbank line. As of December 31, 2011 and 2010, $891,709 and $370,983, respectively has been drawn under the credit line.

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans. The loans are due on June 30, 2012, and the interest rate is 5% per annum. As of December 31, 2011, outstanding short-term loans of $389,000 and $559,000 are payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. As of December 31, 2010, the short-term loans were $400,000 and $569,000, payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of December 31, 2011, the Company has $1.0 million of outstanding debt under this agreement. The interest rate on the borrowings is 5% per annum and $1.0 million of the amounts drawn was repaid in October of 2011.The remaining $1.0 million and related accrued interest is to be repaid no later than August 31, 2012. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 and with an interest rate of 5% per annum. The loan is to be repaid no later than June 30, 2012. The interest expense during the twelve month period ending December 31, 2011 amounted to $39,596.

In December 2011, TFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) for $1 million FJD ($0.6 million USD as of December 31, 2011), and secured by all real and personal property of TFL. A $5,000 FJD ($3,000 USD as of December 31, 2011) fee was paid to establish the facility and a commitment fee of 1% per annum is charged where the loan facility is not fully drawn within 3 months of acceptance of the loan offer. The fee is calculated on the undrawn loan balance and is charged and debited 3 months from the date of acceptance and monthly thereafter until the loan is fully drawn. The interest rate applicable to the facility is the Bank’s published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum in December 2011). As of December 31, 2011, no amounts have been drawn on the line of credit. The line was established for working capital purposes in connection with the effort to clear inter-company account balances.

13. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During 2011 and 2010, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $1.7 million and $0.0, respectively.

14. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Germany, Fiji, Vanuatu, and CNMI. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Notes 2 and 7 regarding the Company’s foreign revenues and concentration of receivables by customer. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various  construction and other projects.  As of December, 31, 2009, all of the foreign currency forward  contracts which at that time were related to Fiji and the Qatar contracts had expired. As of December 31, 2011 and 2010 there were no receivable or payable balances related to the forward contracts.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates.  The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved.  As of December 31, 2011 and 2010, the Company had no such instruments outstanding.

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all non-cancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment. See Note 15 below regarding leases.

The Company maintains its cash accounts at numerous financial institutions. Those accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. Accounts that are non-interest bearing are insured up to the full amount on deposit. As of December 31, 2011, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $2,786,326, of which $544,017 is classified as restricted cash.  Certain financial institutions are located in foreign countries which do not have FDIC insurance, and as of December 31, 2011, the amount of bank deposits in these financial institutions was $1,185,895.

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

Future minimum lease payments at December 31, 2011, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending December 31,
2012	$943,211
2013	293,697
2014	240,725
2015	232,567
2016	37,367
Thereafter	—
Total	$1,747,567

Lease expense was $777,314 and $678,250 for the years ended December 31, 2011 and 2010, respectively.

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease on the new corporate headquarters is a five year operating lease with Baron Real Estate Holdings, a related party, from May 1, 2011 through April 30, 2016. The lease calls for a base rental payment of $7,014.65 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years. The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at December 31, 2011, as presented above. Total rent expense accrued under the old and new lease agreements during the twelve months of 2011 amounted to $29,682 and $49,103 respectively for a total of $88,333 for 2011. Rent expense for the corporate headquarters for 2010 was $88,180.

The Company incurred approximately $74,000 of expenditures associated with the move to the new facility, of which $69,000 are leasehold improvements that will be depreciated over the lease term of 5 years.

On July 28, 2011 the Company entered into a lease agreement with Eric Early Thompson  & Amy Mellor Thompson, the landlords, to lease a single-family home for the VP of Construction for a term of one year from July 29, 2011 through July 31, 2012. The lease calls for a base rental payment of $5,000 per month with no additional charges. Total rent expense accrued under this lease agreement during the twelve months of 2011 amounted to $25,658. The expense associated with this lease agreement is reimbursed to Pernix Group by the PS JV.

On October 1, 2011 the Company’s subsidiary, Societe Pernix Group, located in Niamey, Niger entered into a lease agreement with Monsieur Hamidou Abdouramane, the landlord, to lease a single-family home for the Construction Manager for a term of two years from October 1, 2011 through September 30, 2013. The lease calls for a base rental payment of FRANCS CFA 1.75 million (approximately $3,850 USD as of December 31, 2011) per month with no additional charges. Total rent expense accrued under this lease agreement during the twelve months of 2011 amounted to FRANCS CFA 5.25 million (approximately $11,550 USD as of December 31, 2011).

We lease certain buildings, cars and equipment in Germany under non-cancelable operating leases. The building and car leases expire in 2012 and equipment leases will expire in 2014. The leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. TransRadio’s expense for the years ended December 31, 2011 and 2010 was $623,404 and $557,591, respectively. TransRadio was sold in late March, 2012, thereby significantly reducing the minimum rental commitments of the Company after the sale of TransRadio. There was no rental income from subleases during these periods.

On January 1, 2012 the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year.

16. Stockholders’ Equity

Preferred Stock Units—The Company has 50 million shares of authorized Preferred Stock.  Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).  As of December 31, 2011 and December 31, 2010, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock.  As of December 31, 2011 and December 31, 2010, no Series A Preferred Stock has been issued.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During 2011 and 2010, the Company issued zero and 389,250 shares of Series B Preferred Stock.  Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, in the Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). As of December 31, 2011, and December 31, 2010, 389,250 shares of the Series B Preferred Stock were issued and outstanding, and would convert into 25,950 shares of common stock if converted.  As of December 31, 2011, and December 31, 2010, preferred share dividends of $164,821 and $38,324, respectively, were accrued. The dividend expense for 2011 and 2010 was $126,497 and $38,324, respectively. No dividends have been paid on the preferred stock through December 31, 2011.

Common Stock —As of December 31, 2011 and 2010,  140,881,235 shares of the Company’s common stock were issued and outstanding, respectively on a pre-reverse stock split basis (9,403,697 shares on a post reverse split basis). During 2010 Pernix Group issued 1,306,668 Common Shares (87,111 shares on a post reverse stock split basis) to Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI at a price of $0.75 per share totaling $980,001 on a pre-reverse stock split basis (87,111 shares at a price of $11.25 on a post reverse stock split basis). These proceeds were used to finance the acquisition of the March 2010 additional interest in TransRadio. No shares were issued in 2011.

As disclosed in the Company’s Form 8-K filed on September 30, 2011, in 2010, the stockholders of Pernix Group, Inc. approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding Common Stock, par value $0.01 per share (Common Stock), at any time prior to the 2011 annual Shareholder meeting, with the reverse stock split having an exchange ratio from 1-for-10 up to 1-for-15. The Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-15 shares (the Reverse Stock Split). As of September 30, 2011, the effective date of the Reverse Stock Split, every fifteen shares of “old” Common Stock were converted into one “new” share of Common Stock. Following the Reverse Stock Split, the total number of shares of Common Stock outstanding was reduced to 9,403,697 shares and a reclassification of $1.3 million was made from common stock to additional paid-in-capital. Additionally, the Reverse Stock Split affected the conversion ratio for all instruments convertible into shares of the Common Stock including its convertible preferred stock.

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

Implementation of the Reverse Stock Split resulted in some stockholders holding less than a whole share of Common Stock (a fractional share). Similarly, some stockholders held less than, or were reduced to holdings of less than, a “round lot” of 100 shares. The Reverse Stock Split provided that: a) all fractional shares as a result of the Reverse Stock Split were automatically rounded up to the next whole share, and b) all holders who otherwise would beneficially own fewer than 100 total shares following the Reverse Stock Split were automatically rounded up to a lot of 100 shares.

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

As of December 31, 2011 and December 31, 2010, on a post reverse stock split basis, 9,403,697 shares of the Company’s common stock were issued and outstanding and 96.8% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

17. Earnings per share

On a post reverse stock split basis, a reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	December 31,	December 31,
	2011	2010
Numerator — Net income/(loss)	$1,949,475	$(3,863,373)
Less: Preferred stock dividends	126,497	38,324
Basic net income/(loss) available to common stockholders	1,822,978	(3,901,697)

Denominator
Weighted average common shares outstanding:
Basic	9,403,697	9,384,127
Effect of dilutive securities	25,950	N/A
Diluted	9,429,647	9,384,127

Basic earnings per share	$0.19	$(0.42)

Diluted earnings per share	$0.21	$(0.42)

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period on a post reverse stock split basis. Shares associated with stock options and convertible preferred stock are not included for purposes of reporting 2010 earnings per share because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The impact of 25,950 common shares from the conversion of preferred stock on a post reverse stock split basis is included in the 2011 diluted earnings per share calculation. There are no stock options outstanding as of December 31, 2011 and 180,000 stock options were outstanding as of December 31, 2010.

18. Stock Plans

2012 Employee Incentive Stock Option Plan — In December 2011, the Company’s board of directors adopted the 2012 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares have been reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreement. The options expire 10 years from the grant date. There were no options awarded or outstanding as of December 31, 2011. 175,000 options to buy shares yet to be registered were awarded on January 26, 2012 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 5 years. The Company is in the process of valuing these options. This plan will expire in December 2021.

2000 Non-Employee Director’s Stock Option Plan—In January 2001, the Company’s board of directors adopted the 2000 Non-Employee Director’s Stock Option Plan that provides for the issuance of nonqualified stock options to outside directors. Under the terms of this plan, under which 285,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 3-year period from the anniversary of the date of grant (vesting occurs annually on the grant date at 33.3% of the grant), and expire 10 years from the date of grant. Options outstanding at December 31, 2010 and 2009 were 180,000 weighted average shares with an exercise price of $1.25.  There were no options granted, exercised or cancelled during the year.  Shares available for future grants were 105,000.  This plan expired in August 2010 as did any unexercised options whether vested or not.

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

19. Income Taxes

The Company’s major tax jurisdictions include the United States, Illinois, the Commonwealth of the Northern Mariana Islands, Fiji, and Germany. The related tax returns are examined by the Internal Revenue Service, Illinois Department of Revenue, the Division of Revenue and Taxation of the Commonwealth of the Northern Mariana Islands, the Fiji Islands Revenue and Customs Authority, and the Federal Central Tax Office, respectively.

Income tax expense (benefit) consists of:

Year ended December 31, 2011	Current	Deferred	Total
Federal	$713,134	$(5,053,280)	$(4,340,146)
State and local	152,041	(200,000)	(47,959)
U.S. possession	74,970	(1,470,779)	1,395,809
Foreign	(3,486)	—	(3,486)
Total	$936,659	$(6,724,059)	$(5,787,400)

Year ended December 31, 2010	Current	Deferred	Total
Federal	$—	$—	$—
State and local	—	—	—
U.S. possession	—	—	—
Foreign	587,665	—	587,665
Total	$587,665	$—	$587,665

Current Tax Expense

In 2011, although the Company recorded a consolidated pretax loss for financial reporting purposes, the Company did have U.S. taxable income, therefore, U.S. and Illinois current income tax expense of $0.8 million and $0.2 million, respectively have been reflected in the accompanying consolidated statements of operations.  These current federal U.S. income tax expenses were offset by the current deferred tax benefit generated from the current portion $0.8 million reduction of the valuation allowance against the net operating loss carry forward deferred tax assets (NOL CF DTAs).  As a result of utilizing the NOL CF, the Company incurred an Alternative Minimum Tax liability (AMT) of $42,000, which can be used in the future and is treated as a DTA. The current state taxes were not offset by a utilization of the NOL CF DTA because the State of Illinois did not allow the utilization of NOL CFs in 2011 and has limited the utilization of NOL CFs to offset 2012 and 2013 related state tax liabilities to $0.1 million per year. Foreign tax expense (benefit) of $(18,041) was recorded in connection with the Company’s operations in Fiji and is based upon the taxable loss within Fiji. The average tax rate for Fiji was 29% for 2011. However, the tax rate for 2012 and beyond decreased to 20%. TransRadio operations produced a foreign income tax expense of $10,763. German taxes are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax.

In 2010, the Company recorded a loss for financial reporting purposes and U.S. taxable loss for income tax reporting purposes and, therefore, no 2010 current U.S. income tax expense has been reflected in the accompanying consolidated statements of operations.  Foreign tax expense (benefit) of $518,734 was incurred in connection with the Company’s operations in Fiji and is based upon earnings (loss) within Fiji. The average tax rate for Fiji was 29%. TransRadio operations produced a foreign income tax expense of $68,931. German taxes are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax.

Deferred Tax (Expense or Benefit)

In 2011, federal deferred tax benefits of $5.3 million ($3.9 million related to U.S. operations and $1.4 million related to TCNMI) were recorded as the Company reduced the valuation allowance against NOL CF DTAs. The valuation allowance reduction reflects management’s belief that it is more likely than not that the Company will generate future U.S. taxable income  at a sufficient level to utilize all of the $13.6 million U.S. NOL carry forwards and $4.3 million of the TCNMI NOL carry forwards. In addition, the Company reduced the valuation allowance by $0.2 million against the state of Illinois NOL CF DTAs of $1.4 million, for a net benefit of $0.2 million, reflecting the aforementioned ability to utilize NOL CFs of $0.1 million per year to offset 2012 and 2013 state income tax liability.

Also in 2011, the deferred tax liability associated with the intangible assets booked at the time of the acquisition of TransRadio was reduced to zero due to the write-down of the customer relationship intangible asset.  This reversal generated a deferred tax benefit of $436,098.

No deferred tax expense or benefit was recorded in 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred Tax assets:
Net operating loss carry forwards - federal	$19,102,598	$21,500,000
Net operating loss carry forwards - state	1,442,511	—
Accrued expenses	—	344,000
AMT credit carryforwards	42,000	—
Total gross deferred tax assets	20,587,109	21,844,000
Less valuation allowance	15,053,181	21,844,000
Net deferred tax asset	$5,533,928	$—

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $15.1 million and $21.8 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was $6.7 million decrease and a $0.8 million increase, respectively.  The 2011 decrease reflects management’s fourth quarter 2011 assessment that it is more likely than not that the Company will utilize its U.S. NOL CF DTAs and a portion of its TCNMI NOL CF DTAs. The increase in the 2010 valuation allowance aligned with the change in the amount of the underlying deferred tax assets thereby maintaining a 100% valuation allowance against the asset which was appropriate as of December 31, 2010.

In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the significant portion of future business that is related to construction contract backlog and long term contracts for power facility operation and maintenance activities, coupled with the tax planning strategies available to the Company.

At December 31, 2011 and 2010, the Company has total net operating loss carry forwards from U.S. operations of approximately $11.5 million and $13.6 million, respectively, and approximately $44.7 million, as adjusted and $48.0 million, respectively, from its operations in the Commonwealth of Northern Mariana Islands. The net operating loss carry forwards expire in the years 2017 through 2028. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 29%, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2011	2010
Income tax (benefit) at statutory rate	$(1,081,067)	$(1,314,944)
Reduction of valuation allowance	(5,492,273)	—
Writedown of intangibles	577,626	—
Reduction of deferred tax liability	(436,098)	—
State income tax	152,041	—
Other	492,371	(47,179)
Change in prior year’s deferred tax estimate	—	1,170,788
Provision/(benefit) not recognized due to valuation allowance	—	779,000
Provision (benefit) for income taxes	$(5,787,400)	$587,665

The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2005 through 2011 tax years. For TransRadio the years of 2008 through 2011 remain subject to examination. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the guidance.

20. Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects. Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims. The Company accrued estimated losses totaling $1,109K during the 2004 through 2007 timeframe with respect to these claims. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007. In 2008, the Company paid $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008. No incremental accruals or payments were made during 2009 or 2010. In the third and fourth quarters of 2011, a $75,000 reduction, of the accrual was recorded upon payment of a fee for a civil engineer to conduct a design inspection of the subject houses. The study is complete and no additional such expenditures are anticipated at this time. During the third quarter of 2011, a summary judgment was reached that may allow for the plaintiff to recover certain attorney fees related to code violations and workmanship claims. The Company estimates that, if the remaining claims against it are successful, the Company may have an estimated liability in the range of $800,000 to $2,500,000.The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it and believes the remaining accrual of $802,183 as of December 31, 2011 continues to be adequate to provide for the amount of the settlement offered by Pernix Group of $800,000 that is contingent upon Pernix Group being indemnified from contributory liability in the event any other defendant is found to be liable. As the plaintiffs are not accepting of the indemnification provision, no settlement has occurred to date. In efforts to resolve the case, Pernix Group has filed in court for injunctive relief from any potential future contributory liability. In the event this relief is obtained Pernix Group may propose settlement without requiring indemnification from the plaintiffs. To date, the plaintiff has not accepted the settlement offer. The case, if not settled, may go to trial in the second or third quarter of 2012.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 if found to be negligent or 750,000 FJD if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $106,000 USD) as of December 31, 2011.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL. TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electric Authority. TFL has not been found to be negligent in connection with this incident. Therefore, under the policy, TFL has a deductible in the amount of 750,000 Fijian Dollars (FJD) ($403,000 USD at December 31, 2011) related to the property damage and has a deductible related to the business interruption coverage of 219,000 FJD ($118,000 USD as of December 31, 2011). All deductibles have been accrued for in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $175,000 FJD (97K USD) were recorded. A 1.1 million FJD ($626,000 USD as of December 31, 2011) business interruption claim has been filed with the insurer. The filed insurance claim has not been recorded in our financial statements as of December 31, 2011. It will be recorded when received.  As of March 30, 2012, 600,000 FJD ($337,000 USD) in business interruption insurance proceeds have been received thus far and recorded in income during the first quarter of 2012. In addition TFL has agreed to provide up to $75,000 FJD ($41K USD at December 31, 2011) of resources to facilitate the resumption of the lost power production. In the fourth quarter, TFL performed certain restoration work in relation to the G8 engine that generated 228,000 FJD (approximately $123,000 USD as of December 31, 2011). The cost of the services TFL incurred in the fourth quarter in relation to the restoration work was 44,000 FJD (approximately $24,000 USD as of December 31, 2011). TFL anticipates additional revenue into 2012 and it will record the cost, if and when, the related revenue in connection to the restoration work occurs.

The Company offers warranties on its construction services and power generating plants. The Company does not maintain any material warranty reserves because these warranties are usually backed by warranties from its vendors. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to expend substantial funds, which could harm its financial condition.

The Company assumed the warranty obligations of TransRadio in connection with the acquisition of a controlling interest in December 2009. As of December 31, 2011 and 2010, the accrued warranty obligation of TransRadio amounts to $61,000 and $76,000, respectively. The warranty accruals each period approximate 0.06% of TransRadio sales based on historical experience.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage one of their power plants. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the island of Tinian. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1.3 million in costs associated with this upgrade as of December 31, 2011. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero up to $125,000 may still be incurred.

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

For the year ended December 31, 2011

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$51,841,103	$10,207,047	$7,792,700	$—	$69,840,850
Interest expense	464	172,965	1,385,863		1,559,292
Interest expense - related party	78,723	16,910	(1,910)	39,596	133,319
Interest (income)	(176)	—	(19)	(1,386,274)	(1,386,469)
Depreciation and amortization	1,229	271,452	78,222	10,896	361,799
Income tax benefit / (expense)	3,948,216	425,335	1,413,849	—	5,787,400
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	5,271,947	(3,617,677)	1,830,322	(1,661,613)	1,822,978
Total capital expenditures	11,000	18,139	170,630	73,990	273,759
Total assets	33,313,680	6,723,655	5,860,805	2,193,060	48,091,200

For the year ended December 31, 2010

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$7,304,953	$12,613,381	$6,265,993	$—	$26,184,327
Interest expense	38	250,822	1,394,811	—	1,645,671
Interest expense - related party	77,036	15,000	—	—	92,036
Interest (income)	(827)	—	(5,150)	(1,397,109)	(1,403,086)
Depreciation and amortization	522	567,020	74,847	9,220	651,609
Income tax expense (benefit)	10,294	68,931	508,440	—	587,665
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(52,895)	(2,656,401)	476,070	(1,668,471)	(3,901,697)
Total capital expenditures	750	261,004	54,031	—	315,785
Total assets	520,228	13,258,873	3,756,859	3,028,541	20,564,501

Geographical Information

	Total Revenue		Fixed Assets - Net
Location	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
United States	$52,249,450	$7,569,312	$65,365	$2,491
Comm. of Northern Mariana Islands	1,604,252	1,806,394	9,568	7,957
Fiji	4,165,911	4,458,375	230,955	196,819
Vanuatu	2,021,711	—	—	1,341
Niger	—	—	10,083	—
Algeria	89,045	(17,992)	—	—
Asia	—	113,687	—	—
Austria	35,184	423,448	—	—
Brazil	3,771	—	—	—
Bulgaria	—	39,729	—	—
Burundi	30,502	—	—	—
Czech Republic	5,639	—	—	—
Denmark	355,831	—	—	—
England	—	10,487	—	—
Estonia	—	7,416	—	—
Ethiopia	648,333	4,054,520	—	—
Europe	—	90,320	—	—
France	190,361	47,712	—	—
Germany	977,592	2,495,643	400,039	504,640
Ghana	13,677	22,480	—	—
Hong Kong	37,606	—	—	—
Hungary	5,578	—	—	—
Ireland	136,415	—	—	—
Israel	633,636	—	—	—
Italy	14,922	—	—	—
Luxembourg	3,518,301	—	—	—
Malaysia	4,109	—	—	—
Mongolia	—	10,329	—	—
Netherlands	69,115	—	—	—
Pakistan	19,532	—	—	—
Philippines	134,259	—	—	—
Qatar	68,384	2,724,310	—	—
Romania	1,376	—	—	—
Russia	387,694	145,674	—	—
Singapore	—	48,182	—	—
Sri Lanka	13,928	—	—	—
South Africa	19,380	—	—	—
South Korea	23,678	—	—	—
Spain	759,186	312,823	—	—
Switzerland	1,128,132	1,107,217	—	—
Taiwan	2,628	51,097	—	—
Tunisia	14,088	—	—	—
Turkey	6,386	—	—	—
Vatican	4,902	—	—	—
Yemen	446,357	605,123	—	—
Others	—	58,041	—	—

Total	$69,840,850	$26,184,327	$716,010	$713,248

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. customer then the revenues are attributed to the U.S.)

Fixed assets located at TransRadio in Germany were $400,039 and $504,640 as of December 31, 2011 and 2010, respectively.  Fixed assets located at TFL in Fiji were $288,624 and $196,819 as of December 31, 2011 and 2010, respectively.

Major Customers

The first major customer relates to the General Construction segment. On April 14, 2011, the PS JV was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract. This contract will provide the PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Start-up of this contract began in May, 2011. Revenue from this customer totaled $47.5 million or 67.8% of consolidated total revenues for the twelve months of 2011. There were no revenues associated with the PS JV CHU project in 2010.

As noted earlier, the Pernix/SHBC JV was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji. This project began in 2007. The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. During 2011, the Company received modifications to the contract totaling $2.4 million and the U.S. Embassy in Suva, Fiji is now an accredited facility, having received its certificate of substantial completion on June 3, 2011. Revenue from this customer totaled $3.6 million or 5.1% of consolidated total revenues for 2011 and $6.3 million or 24% of consolidated revenues for the twelve months of 2010.

The second major customer related to the Power Generation Services segment is the Fiji Electric Authority (FEA). The Company signed a 20-year operations and maintenance agreement with the FEA in April 2003 and recognized revenues under the contract of $4.2 million and $4.5million for the twelve months of 2011 and 2010, respectively. Revenues from FEA were 5.9% and 17.0% of the Company’s total revenues for the first twelve months of 2011 and 2010, respectively.

The RF Transmitter Design, Manufacture, Installation and Service segment has various major customers that resulted in significant contract revenues representing $10.5 million and $12.6 million for the twelve months of 2011 and 2010, respectively. Revenues from the RF Transmitter sales were 14.6% and 48.1%, respectively of the consolidated total revenues for the same periods.

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

In accordance with guidance pertaining to accounting for a change in an accounting estimate, the Company accounted for the change in estimated cost by applying the cumulative catch-up method. Such application of this method resulted in a recognized profit of $1,294,722 for the project in 2009. The impact of this cumulative catch up adjustment on 2009 earnings per share was $.01. The impact of the change in accounting estimate resulted in gross profit of $316,076 in 2010. There was no impact in 2011.

23. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at December 31, 2011. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

As noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a discretionary payment to SHBC of 6.5% per annum of the unreturned capital. No such discretionary payments have been made to date the Company has accrued interest expense of $78,723 and $77,036 during the twelve month periods ending December 31, 2011 and 2010, respectively for this discretionary item. No other services were provided by SHBC.

The Company’s corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the new corporate headquarters is a five year operating lease with Baron Real Estate Holdings, a related party, from May 1, 2011 through April 30, 2016. Prior to moving to 151 E. 22nd Street in Lombard, Illinois, in April 2011, the Company shared office space with a sister company named Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $74,898 and $113,231 for the years ended December 31, 2011 and 2010, respectively. These charges were partially offset by the personnel services, office supplies, photocopying and printing services the Company charges Computhink. The Company’s charges to Computhink were $96,840 and $80,482 for the twelve months ended December 31, 2011 and 2010 respectively.

In December of 2009, the Company agreed to loan Computhink $180,000 at an interest rate of 5.5%. The loan was paid in full by Computhink in February of 2010.

Total related party accounts receivable and payables, net are summarized as follows:

	December 31
	2011	2010
Accounts payable to SHBC	$(22,915)	$—
Accounts payable to Baron R.E.	(9,549)	—
Accounts receivable from Computhink	7,252	1,340
Other	657	2,554
Total	$(24,555)	$3,894

24. Subsequent Events

In January 2012 OBO notified PS JV that it had been awarded a sole source CHU construction contract on the former Sather Air Force Base (Sather) in Iraq. The Company anticipates the sole source project will provide total revenue in the $95 million to $115 million range during 2012 and 2013. As of March 30, 2012 Pernix has received award notices and modifications related to this project totaling $50.2 million. Work on the project has commenced in the first quarter of 2012.

In March 2012 the OBO also issued a change order for $4.6 million and a scope reduction notice to PS JV related to the base Shield contract. Currently management estimates the scope reduction could reduce the total contract value including change orders by up to 28%. This Project was recently renamed the Baghdad Police Academy Annex. As of December 31, 2011 the contract was approximately  51% complete. Since the original award, PS JV has received modifications amounting to $10.4 million bringing the adjusted total contract value to $103.1 million before the March 2012 scope reduction. Approximately 71% of the base contract amount was already complete at the time of the scope reduction notification. OBO continues to be pleased with PS JV work and the scope reduction is not related to the execution of the contract. Conditions in Iraq are such that changes are naturally part of the experience and we are managing that process closely with the Department of State to work toward a fair resolution as it pertains to the Baghdad Police Academy Annex project.

On February 9, 2012, the Company entered into a debt agreement with Bent Marketing Ltd., to borrow $1.25 million to serve as collateral for a letter of credit / bonding facility related to the Niger project. The interest rate on the borrowings is 5% per annum and the loan and related accrued interest is to be repaid no later than June 9, 2014. On March 6, 2012, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. borrowed $350,000 which was primarily used to fund operations of TransRadio until the Company can divest TransRadio. The interest rate on the borrowings is 5% per annum and the loan and related accrued interest is to be repaid no later than March 5, 2013.

On March 15, 2012, the Company received notification to proceed to set up on-site in Niger. Management anticipates significant construction activity on the Niger project to commence in the second quarter of 2012.

In late March, 2012, the Company sold its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on March 28, 2012. Management is determining the amount of the loss on the sale of TransRadio which it  anticipates will be in the range of $1.5 million to $2.0 million. As noted above, TransRadio accounted for $3.6 million and $2.7 million of 2011 and 2010 net losses, respectively. If not for these losses, Pernix would have had net income of $5.4 million in 2011 and would have reduced its net loss in 2010 to $1.2 million, respectively. The purpose of the sale was to curtail future losses attributable to TransRadio and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction and Power segments. The balance sheet as of December 31, 2011 included current assets ($5.8 million), non-current assets ($1.0 million including the tradename), current liabilities ($4.0 million) and non-current liabilities ($0.2 million) related to TransRadio.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,2011.  The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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
Ralph Beck Age 73 Chairman of the Board Director since 1999

Mr. Beck brings to the Board particular strength with respect to leadership skills, international business, construction and related financing, crisis management skills, strategic planning skills and corporate governance skills.  Mr. Beck was a principal of Global Construction Solutions, L.L.C. From 1994 to 1998, Mr. Beck served as the President of Kajima Construction Services, Inc., the North American general building construction subsidiary of Kajima Corporation, a Japanese global engineering and construction firm. From 1965 to 1994, Mr. Beck was with the Turner Corporation, an international engineering and construction firm. Mr. Beck served as the chairman of the board for Turner Steiner International from 1987 to 1994, and as a senior vice president for Turner Corporation.

Nidal Zayed Age 51 Director Since 1998 Chief Executive Officer since 2005

Mr. Zayed, as our Chief Executive Officer is the executive holding the most knowledge about, and primary responsibility for the success of, our Company’s strategies and operations.  He brings to our Board the critical link between management and our Board, enabling our Board to perform its oversight function with the benefit of management’s perspective on the business.  Independently, Mr. Zayed also brings to the Board particular strengths in all of the executive management skills needed for his position.  Mr. Zayed,  joined the Company in January 1996.  He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

Jeffery Adams Age 69 Director Since 1999

Mr. Adams brings to the Board particular strength with respect to construction and engineering, international marketing and business, strategic planning and corporate governance skills.  Mr. Adams is an electrical engineer trained in the United Kingdom.  From 1978 to 1986, Mr. Adams served as the Marketing Director of Babcock Industries and Electrical Group of Companies.  In 1986, Mr. Adams became an independent international sales marketing consultant.  From 1987 to present, Mr. Adams is the General Manager for Trafex Ltd., an engineering supplies company serving the Middle East.

Max Engler Age 62 Director Since 1997

Mr. Engler brings to the Board particular strength with regard to leadership skills, international business and financial management and reporting skills, and corporate governance skills.  From 1988 to present Mr. Engler has been an independent Financial Consultant and is also on the Board of Directors of various companies in Switzerland and abroad. From 1984 to 1988 Mr. Engler headed the Private Banking desk (Middle East and Far East) of Bank Leu as Vice President. He is a director of Computhink Incorporated, Belmoral S.A., Computhink Ltd., Telesource CNMI Inc., Retsa Development Inc., FSD Holdings PLC, Litra Holdings AG, Linos Consulting AG, Trafex Ltd., R.C.W. Enterprises S.A., and TransRadio SenderSysteme Berlin AG.

Ibrahim M. Ibrahim Age 64 Director Since 1999

Mr. Ibrahim brings to the Board particular strength with regard to financial skills, international business skills and corporate governance skills. Mr. Ibrahim has recently retired after working for more than 40 years in leading positions for major banks in the United States and abroad. He was a Vice President and General Manger of Continental Bank in Chicago, Lebanon and Bahrain (1969 — 1984). He also worked for First National Bank Chicago as Vice President and Head of Credit and Marketing for their Middle East head-quarter in Dubai (1984-1986). Then he moved to Kuwait in 1986 and had been there for more than 23 years. He was the General Manager & Head of International Business at The Gulf Bank (1986 — 2001), and General Manger, Head of International Group at Commercial Bank of Kuwait (2001 — 2004). His last position before retirement was General Manager of Al Ahli Bank of Kuwait (2004 — 2009). Mr. Ibrahim received his M.B.A. in International Business from De Paul University in Chicago; his M.S. in Taxation from University of Alexandria and his B.A. in Accounting from the University of Alexandria.

Trudy Clark Age 63 Director Since 2007

Major General (Ret.) Clark brings to the Board particular strength with respect to leadership skills, crisis management skills, and strategic planning skills, as well as significant insight into procurement activities with the U.S. government and management and oversight of classified projects. General Clark has over twenty years of experience in innovative delivery of support services at worldwide locations in units of 60-2000 members and budgets from $1 million - $2.9 billion. General Clark is an experienced leader with exceptional organizational and facilities management skills. She served as the Deputy Director of the Defense Threat Reduction Agency, directing approximately 4,000 government and contractor personnel at 30 locations worldwide dealing with threats of weapons of mass destruction (WMD), and conducting international and homeland security exercises for the Department of Defense. Additionally, while serving as the Chief Information Officer and Director for Command, Control, Communications and Computers, US Strategic Command, General Clark supported the government and contractors to develop software, lifecycle management and strategic planning for modernization of over $5 billion of nuclear decision support systems. General Clark has a Masters in Guidance and Counseling from Troy State University in Alabama and has completed executive seminars at Syracuse, John Hopkins and Harvard Universities.

Carl Smith Age 63 Director Since 2007

Mr. Smith brings to the Board particular strength with regard to leadership skills, crisis management skills, and strategic planning skills, as well as significant insight into the Company’s obligations with the U.S. government and for the management and oversight of classified projects.  Mr. Smith, a graduate of the University of Hawaii, obtained his Juris Doctorate at University of California Law School and has over thirty years of experience in government contracting, defense acquisition, international agreements, telecommunication regulations, information security and is an expert in Cyber Law/Information Assurance, Fiscal Law, FOIA, Privacy Act and the Ethics in Government Act.  Mr. Smith served as the General Counsel for the Defense Information Systems Agency, offering advice and guidance to the Agency Director and the Senior Executive Team on a full spectrum of legal issues, including government contracting.  While serving as the Chief Regulatory Counsel-Telecommunications for the Department of Defense, Mr. Smith was responsible for advising the Office of Science and Technology Policy and the Assistant Secretary of Defense in Telecommunication Regulatory matters that affected national security, emergency preparedness as well as the Department of Defense’s commercial interests.  He is a member of the Hawaiian and D.C. Bar Associations.

Gregg Pollack Age 50 Chief Financial Officer Since January, 2012

Mr. Pollack joined the Company in late 2011 to manage financial and administrative functions at the corporate level, bringing to Pernix over 25 years of experience in corporate finance, mergers & acquisitions, strategic planning, project finance and financial management. Mr. Pollack was most recently CEO of Tasmanian Dairy Products Co. Ltd., (TDP), an Australian dairy company formed to build and operate a $70 million milk processing plant, and he is currently a director of TDP. Prior to his work overseas, he was a Managing Director with Chicago-based investment bank Dresner Partners, where he was employed for over 12 years, advising middle market business owners and corporate boards with respect to capital formation, mergers & acquisitions, business valuation and long-term strategy. He received a BS in Economics (concentration in Accounting) and an MBA in Finance from the Wharton School of the University of Pennsylvania, and he is a member of the AICPA and the Illinois CPA Society.

Carol Groeber Age 47 Principal Accounting Officer Since June, 2011

Ms. Groeber joined the Company in 2011 bringing 25 years of accounting and reporting expertise to Pernix. Ms. Groeber is a seasoned accounting and reporting professional with 15 years of management consulting experience with several fortune 500 companies including Wells Fargo, Allstate Insurance and various other firms. She practiced in various management capacities as the Director of Accounting Policy of Navistar, the Financial Reporting Manager of Nicor and a V.P. Group Finance Officer for Heller Financial, Inc. Ms. Groeber began her career in 1987 with Deloitte and Touche LLP in the audit practice for five years. Ms. Groeber graduated from the University of Northern Iowa (B.A. in Accounting) where she passed the CPA exam in 1987.

Code of Ethics

Our Code of Ethics sets a high standard for honesty and ethical behavior by every employee, including our principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at http://www.pernixgroup.com/ethics-compliance.asp and is incorporated by reference as Exhibit 14 to this Form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 151 E. 22nd Street, Lombard, Illinois 60148.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC rules.

ITEM 11.               EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($)

Nidal Zayed	2011	286,000	—	29,673	315,673
Chief Executive Officer	2010	286,000	—	28,270	314,270

Greg Grosvenor (3)	2011	113,846	—	43,927	157,773
Chief Financial Officer	2010	185,000	—	22,278	207,278

Gregg Pollack (4)	2011	—	—	—	—
Chief Financial Officer and VP Administration

Carol Groeber (4)	2011	84,808	15,000	21,822	121,629
Controller &Principal Accounting Officer	2010	—	—	7,425	7,425

(1)           Includes salary paid by Pernix Group, before any deductions for contributions to Pernix Group’s 401(k) Savings Plan.

(2)           Pernix Group provided a vehicle to Mr. Zayed at a cost of $11,700 in 2011 and $11,535 in 2010. Pernix Group provided Mr. Zayed with health insurance for him and his family at a cost of $15,973 in 2011 and $14,735 in 2010. The Company contributed $2,000 to Mr. Zayed’s 401K plan as part of the Company’s match plan.

(3)           Mr. Grosvenor is no longer with the Company. The Company provided health insurance to Mr. Grosvenor and his family of $10,163 in 2011 and $20,278 in 2010. In August of 2011 Mr. Grosvenor left the Company.  In connection with Mr. Grosvenor’s departure, the Company issued a severance payment of $30,833 and vacation pay of $2,050 during 2011.

(4)           On June 1, 2011, Ms. Groeber joined Pernix Group as the Controller and Principle Accounting Officer. Prior to joining the Company, Ms. Groeber served in a consulting capacity in which she earned fees of $21,822 and $ 7,425 in 2011 and 2010, respectively. On December 31, 2011, Mr. Pollack joined Pernix Group as the VP-Administration and Chief Financial Officer.  The Company did not issue any compensation to Mr. Pollack for 2011.

Stock Options

As of December 31, 2011 there were no stock options outstanding to any persons.

Directors Compensation

The Company paid an annual fee to each Director (except for Nidal Zayed) in the amount of $20,000 in both 2011 and 2010, respectively.  Ralph Beck, Trudy Clark, and Carl Smith each receive an additional $1,500 for their participation in the Government Security Committee.  Such fees are paid in cash.

Directors	2011 Director’s Fee	2011 Other Compensation	2010 Director’s Fee	2010 Other Compensation
Max Engler	$20,000	$—	$20,000	$—
Ibrahim Ibrahim	20,000	—	20,000	—
Jeff Adams	20,000	—	20,000	—
Ralph Beck	20,000	1,500	20,000	1,500
Trudy Clark	20,000	1,500	20,000	1,500
Carl Smith	20,000	1,500	20,000	1,500
TOTAL	$120,000	4,500	$120,000	$4,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2011 regarding the ownership of the Common Stock of the Company, on a post-reverse stock split basis, by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature of	Percent of Common
	Beneficial Ownership	Stock Outstanding
Name	(1)	(2)
Ernil Continental Sa Bvi	4,391,813	46.7%
Halbarad Group Ltd Bvi	3,630,543	38.6%
Al Amal Investment Co. KSCC	549,396	5.8%
Sayed Hamid Behbehani & Sons Co. and Family Members	527,936	5.6%
Max Engler (3)	3,334	*
Ibrahim Ibrahim	667	*
Jeff Adams	100	*
Ralph Beck	*	*
Trudy Clark	*	*
Carl Smith	*	*
Nidal Z. Zayed	*	*
Greg Grosvenor	*	*
Gregg Pollack	*	*
Carol Groeber	*	*
All Executive Officers and Directors as a Group (8 Persons)	4,101	*

*              Less than 0.1%

(1)           Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)           Calculated on a post-reversed split basis of 9,403,697 shares of Common Stock outstanding as of December 31, 2011.  Excludes 180,000 options under a non-employee director plan that expired in August, 2010. None of the options were exercised and the Company did not incur any expenses associated with these options. On January 26, 2012, options were granted to Mr. Zayed (60,000 options), Mr. Pollack (35,000 options) and Ms. Groeber (22,500 options) under the 2012 Incentive Stock Option Plan that was implemented by the Company in December 2011.

(3)           Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 33,000 shares of Pernix Group’s common stock on a post-reverse stock split basis. Based upon information provided to Pernix Group, Pernix Group does not consider these shares to be beneficially owned by Mr. Engler.

As of December 31, 2011, the Company did not have any stock options outstanding nor did it have any equity related compensation plans other than the 2012 Incentive Stock Option Plan.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with approximately 1750 employees and over 50 years of experience. Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies hold 96.8% of the common stock outstanding, of Pernix Group, Inc. SHBC and Pernix Group bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

Additionally, from time to time the Company may hire, on a part time or temporary basis, individuals employed by SHBC to provide assistance to Pernix Group on certain projects in the Northern Mariana Islands.

On June 20, 2011, TransRadio extended its short-term loan agreement with Bent Marketing, Ltd. The loan is due on June 30, 2012, and the interest rate is 5% per annum. As of December 31, 2011, an outstanding short-term loan of $389K is payable to Bent Marketing, Ltd. As of December 31, 2010, the short-term loan was $400K, payable to Bent Marketing, Ltd. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc.

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011. As of December 31, 2011, the Company has $1.0 million of outstanding debt under this agreement. The interest rate on the borrowings is 5% per annum and $1.0 million of the amounts drawn was repaid in October of 2011.The remaining $1.0 million and related accrued interest is to be repaid no later than August 31, 2012. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 and with an interest rate of 5% per annum. The loan is to be repaid no later than June 30, 2012. The interest expense during the twelve month period ending December 31, 2011 amounted to $39,596.

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

Services Performed	2011	2010
Audit Fees (Note 1)	$400,866	$383,042
Audit-Related Fees (Note 2)	—	—
Tax Fees (Note 3)	26,950	26,735
All Other Fees	—	—
Total Fees	$429,907	$409,777

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

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2011, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01

Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Pernix Group , Inc. Appendix A (Incorporated by reference from Exhibit 2.01 to the Form S-4 filed on 12/9/1999)

3.01	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on 7/2/2001)

3.02	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on 7/2/2001)

3.03	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on 4/2/2007)

4.01	Certificate of Designations- Series A Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Form 10-Q filed on August 12, 2011)

4.02	Certificate of Designations- Series B Cumulative Convertible Preferred Stock (Incorporated by reference from Exhibit 3.2 to the Form 10-Q filed on August 12, 2011)

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

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource CNMI, Inc. dated May 2, 1999 (Incorporated by reference from Exhibit 10.11 to the Form S-4 filed on 8/2/2001)

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource CNMI, Inc. (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 7)

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc. (Incorporated by reference from Exhibit 10.15 to the Form S-4 filed on 12/9/1999)

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005 (Incorporated by reference from Exhibit 10.12 to the Form 10KSB filed on 4/2/2007)

10.13	Pernix Group , Inc. 2000 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.19 to the Form S-4 filed on 7/2/2001)*

10.14	Pernix Group , Inc. 2000 Non-Qualified Stock Options Plan (Incorporated by reference from Exhibit 10.20 to the Form S-4 filed on 7/2/2001)*

10.15	Pernix Group , Inc. 2000 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.21 to the Form S-4 filed on 7/2/2001)*

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Pernix Group , Inc. (Incorporated by reference from Exhibit 10.23 to the Form 10-K filed on 4/16/2002)

10.17	Pernix Group , Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement (Incorporated by reference from Exhibit 10.17 to the Form 10KSB filed on 4/2/2007)

10.18	Common Stock Purchase Agreement between Pernix Group , Inc. and Ernil Continental S.A., BVI dated February 26, 2007. (Incorporated by reference from Exhibit 10.18 to the Form 10KSB filed on 4/2/2007)

10.19	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated February 26, 2007 (Incorporated by reference from Exhibit 10.19 to the Form 10KSB filed on 4/2/2007)

10.20	Common Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.20 to the Form ARS filed on 6/29/2009)

10.21	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.21 to the Form ARS filed on 6/29/2009)

10.22	Pernix Group , Inc. 2012 Incentive Stock Option Plan**

10.23	Form of Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on January 31, 2012)

10.24	TransRadio Stock Purchase and Transfer Agreement**

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)

21.0	List of Subsidiaries and their jurisdictions**

24.0	Unanimous Written Consent of the Board of Directors of Pernix Group, Inc. to Approve The Registration and Sale of Common Shares**

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO**

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO**

32.1	Section 1350 Certification — Chief Executive Officer**

32.2	Section 1350 Certification Chief Financial Officer**

(101.INS)***	XBRL Instance Document	N/A

(101.SCH)***	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)***	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)***	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)***	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)***	XBRL Taxonomy Extension Definition Linkbase Document	N/A

*       Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

**     Filed herewith

***   Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended December 31, 2011.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.

(Registrant)

Dated: March 30, 2012	/s/ Nidal Zayed

Nidal Zayed

President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 30, 2012.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director, President, Chief Executive Officer
Nidal Z. Zayed	(Principal Executive Officer)

/s/ Max Engler	Director
Max Engler

/s/ Jeffrey Adams	Director
Jeffrey Adams

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Gregg Pollack	Chief Financial Officer & Vice President - Administration
Gregg Pollack	(Principal Chief Financial Officer)

/s/ Carol Groeber	Controller and Principal Accounting Officer
Carol Groeber	(Principal Accounting Officer)