Form 10-Q
period 2012-03-31
Pernix Group, Inc.
filed 2012-05-15
CIK 1082198

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

On May 15, 2012, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

	Unaudited
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,608,687	$2,933,894
Accounts receivable less allowance for doubtful accounts of $142,235 at March 31, 2012 and December 31, 2011	28,583,283	28,855,763
Note receivable - related party	675,000	0
Interest receivable - related party	7,333	0
Other receivables	292,385	10,150
Inventories	1,422,392	4,459,596
Work in process	0	753,776
Restricted cash	0	544,017
Deferred tax asset	1,811,202	1,650,715
Prepaid expenses and other current assets	547,150	3,605,366
Total current assets	40,947,432	42,813,277
Plant, and equipment, net of accumulated depreciation of $1,057,970 and $2,375,041 as of March 31, 2012 and December 31, 2011, respectively	371,589	716,010
Deferred tax asset, (net of valuation allowance of $15,113,021 and $15,053,181 as of March 31, 2012 and December 31, 2011, respectively)	4,699,638	3,883,213
Other assets	63,780	205,165
Intangible assets:
Trademark	0	488,541
Total assets	$46,082,439	$48,106,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,829,521	$24,403,671
Accounts payable — related party	77,324	24,555
State income tax payable	0	152,041
Federal income tax payable	0	41,655
Accrued expenses	6,155,675	2,085,992
Interest payable — related party	428,372	390,514
Other current liabilities	649,795	834,007
Outstanding credit lines	0	891,709
Short term debt	17,151	558,985
Short term debt - related party	1,700,000	1,738,500
Prepayments received on orders	0	802,345
Billings in excess of costs and estimated earnings	5,060,752	4,354,491
Dividend payable	196,277	164,821
Total current liabilities	33,114,867	36,443,286
Other non current liabilities	0	175,010
Long-term debt - related party	1,258,709	0
Long-term debt	35,734	0
Total liabilities	34,409,310	36,618,296

Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ equity
Convertible senior preference stock, $0.01 par value, $389,250 involuntary liquidation preference, authorized 50 million shares, 389,250 issued and outstanding at March 31, 2012 and December 31, 2011	3,893	3,893
Common stock, $0.01 par value. Authorized 200,000,000 shares, 9,403,697 issued and oustanding at March 31, 2012 and December 31, 2011	94,037	94,037
Additional paid-in capital	77,938,807	77,921,831
Accumulated deficit	(69,157,923)	(68,109,729)
Accumulated comprehensive (loss)	(104,551)	(538,451)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	8,774,263	9,371,581
Noncontrolling interest	2,898,866	2,116,329
Total equity	11,673,129	11,487,910
Total liabilities and Stockholders’ equity	$46,082,439	$48,106,206

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011
Revenues:
Construction revenues	$35,497,931	$1,280,006
Service fees — power generation plant	1,482,704	1,963,835
Other revenue	9,620	0
Gross revenues	36,990,255	3,243,841
Costs and expenses:
Construction costs	33,768,692	1,118,599
Operation and maintenance costs - power generation plant	1,428,364	633,947
Cost of revenues	35,197,055	1,752,546
Gross profit	1,793,200	1,491,295
Operating expenses:
Salaries and employee benefits	816,981	507,666
Building rental and occupancy expense	15,477	8,136
Occupancy - related party	26,407	27,166
General and administrative	873,637	609,892
Total operating expenses	1,732,502	1,152,860
Operating income	60,698	338,435

Other income (expense):
Interest income / (expense), net	(10,582)	138
Interest expense - related party	(41,240)	(19,302)
Foreign currency exchange gain / (loss)	(94,034)	(61,609)
Other income / (loss), net	760,103	8,135
Gain on sale of fixed assets	2,000	0
Total other income / (expense)	616,247	(72,638)

Consolidated income before income taxes	676,945	265,797

Income tax benefit / (expense)	109,739	(63,452)

Consolidated income from continuing operations	786,684	202,345

(Loss) from discountinued operations, net of income taxes	(1,117,525)	(880,413)

Consolidated net (Loss)	(330,841)	(678,068)

Less: Net income/(loss) attributable to noncontrolling interest	685,896	(9,418)

Consolidated net (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(1,016,737)	(668,650)

Less: Preferred stock dividends	31,456	31,190

Consolidated net (loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(1,048,193)	$(699,840)

EPS attibutble to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$0.01	$0.02
Diluted net income per share from continuing operations	$0.01	$0.02
Basic net (loss) per share from discontinued operations	$(0.12)	$(0.09)
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,556,570	9,429,647

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011

Net (loss)	$(330,841)	$(678,068)
Other comprehensive income:
Foreign currency translation adjustment	496,627	309,263

Total comprehensive income/(loss)	$165,786	$(368,805)

Net income/(loss) attributable to Noncontrolling interests	$685,896	$(9,418)
Foreign currency translation attributable to Noncontrolling interests	62,729	44,177
Total Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc.	$(582,839)	$(403,564)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2012 and 2011

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	deficit	(loss)	Stock	Stock	capital	Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Comprehensive income (loss)
Net income (loss)	$(330,841)	$(1,016,738)	$	$0	$0	$0	$685,896
Foreign currency translation adjustment	496,627		433,899	0	0	0	62,729
Comprehensive income:	165,786
Preferred Stock dividends	(31,456)	(31,456)	0	0	0	0	0
Addional paid in capital from Incentive Stock Option Plan award	22,212	0	0	0	0	22,212	0
Change as a result of TransRadio disposition	28,677	0	0	0	0	(5,236)	33,913
Balance at March 31, 2012	$11,673,129	$(69,157,923)	$(104,551)	$94,037	$3,893	$77,938,807	$2,898,866

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Noncontrolling
	Total	deficit	(loss)	Stock	Stock	capital	Interest

Balance at December 31, 2010	$8,810,126	$(69,932,707)	$(629,349)	$94,037	$3,893	$77,921,831	$1,352,421

Comprehensive income (loss)
Net income (loss)	$(678,068)	$(668,650)	$0	$0	$0	$0	$(9,418)
Foreign currency translation adjustment	309,263		265,086	0	0	0	44,177
Comprehensive loss:	(368,805)
Preferred Stock dividends	(31,190)	(31,190)	0	0	0	0	0
Change as a result of TransRadio disposition	(193,262)	0	0	0	0	0	(193,262)
Balance at March 31, 2011	$8,216,869	$(70,632,547)	$(364,263)	$94,037	$3,893	$77,921,831	$1,193,918

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Consolidated net (loss)	$(330,841)	$(871,330)
Adjustments to reconcile net (loss) to net cash provided / (used) in operating activities: cash provided / (used) in operating activities
Depreciation	101,151	50,986
Amortization of intangibles	0	39,076
Loss from discontinued operation	1,081,568	0
Incentive Stock Option Plan amortization expense	22,212	0
Changes in assets and liabilities:
Accounts receivable	(820,466)	245,082
Accounts receivable - employee	(8,730)	(8,255)
Notes receivable - related party	(690,550)	0
Other receivables	(229,844)	0
Inventories	150,532	151,441
Work in process	0	(1,012,889)
Federal deferred tax asset (net of valuation allowance)	(190,647)	0
Prepaid expenses and other current assets	2,601,101	1,307,936
Accounts payable	(5,157,307)	(1,075,479)
Accounts payable - related party	52,112	222
State income tax payable	(152,041)	0
Federal income tax payable	(41,655)	0
Accrued expenses	4,341,056	(360,661)
Interest payable - related party	46,566	19,302
Prepayments received on orders	0	308,167
Billings in excess of cost and estimated earnings	706,261	114,548
Other liabilities	82,767	(1,404,151)
Deferred tax liability	0	(12,112)
Net cash provided / (used in) operating activities	1,563,245	(2,508,117)
Cash flows from investing activities:
DisposalsTransfers of Assets	80	0
Proceeds from sale of equipment	0	1,362
Capital expenditures	(148,787)	(11,275)
Proceeds from sale of discontinued operations	1,200,000	0
Net cash provided / (used in) investing activities	1,051,293	(9,913)
Cash flows from financing activities:
Proceeds from indebtedness	0	481,874
Proceeds from indebtedness - related party	1,600,000	0
Capital contributions from minority interest holders	52,885	0
Net cash provided by financing activities	1,652,885	481,874

Effect of exchange rate changes on cash and cash equivalents	407,370	103,185
Net increase/(decrease) in cash and cash equivalents	4,674,793	(1,932,971)
Cash and cash equivalents at beginning of period	2,933,894	4,287,593
Cash and cash equivalents at end of period	$7,608,687	$2,354,622
Cash paid during the period for interest	$10,701	$22,457
Cash paid during the period for income taxes	$242,296	$329,815
Supplemental disclosure of noncash transactions:
Deferred stock dividends payable	$31,456	$31,190

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

In this report, we use the terms “Pernix Group,” “Pernix,” “PGI,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Overview

Pernix Group is a global company managed from Lombard, Illinois. The Company was formed in 1995 as Telesource International, Inc., a wholly-owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of March 31, 2012, Pernix Group employs 175 people and is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its eight subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the North Pacific islands of Tinian and Saipan, in the South Pacific islands of Fiji and Vanuatu, in Niger, Africa and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are separately reported as its own segment.

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

Until March, 2012, we also operated a RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. TransRadio had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian and the acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated and although the radio transmitter segment did win two contracts in March 2012, the Company does not know when historical levels of sales volumes will resume. On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on the effective closing date, March 28, 2012. For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations and sale of TransRadio was $1.1 million, net of the $0.8 million tax benefit. TransRadio accounted for $3.6 million and $2.7 million of 2011 and 2010 net losses, respectively. If not for these losses, Pernix would have had net income of $5.4 million in 2011 and would have reduced its net loss in 2010 to $1.2 million. The purpose of the sale was to curtail future losses attributable to TransRadio and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction, Power and Corporate segments.

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

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By collaborating with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. In a recent award from the U.S. Government, for example, we brought forward a team of companies that included 140 offices worldwide, over 60,000 employees, working on five continents. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction. To highlight our accomplishments, the OBO has awarded two contracts in 2011 totaling $120.5 million and in January 2012 a sole source award (Sather) that the Company anticipates will provide revenue in the $95 million to $115 million range to Pernix via Pernix-Serka Joint Venture (PS JV). PS JV is a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka. As of March 31, 2012, PS JV has received award notices and modifications totaling $50.2 million on this Sather project. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts as described below with revenue totaling over $150 million under this program during the twelve months from April 2011 through March 2012.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project to $24.5 million. Management anticipates substantial construction on the project to begin in the second quarter of 2012. In the fourth quarter of 2011, Pernix established a limited liability company in Niger in connection with this contract.

In connection with our recent experiences with the OBO, the Company has strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of the partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed two additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This joint venture operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The joint venture was created for the purpose of bidding on US Government construction and infrastructure development projects. In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.5 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the Pernix / SHBC joint venture formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF). In April of 2010 the Company was awarded a second contract of $8.1 million on the embassy compound in Fiji. These projects have reached substantial completion on time and we intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or US Government projects. The Department of State intends to build up to 32 new embassies in the 2012 — 2017 timeframe and Pernix Group, together with our partners will continue to bid for this work.

Power Generation Services

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and facilities O&M for small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

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

Power Plant Construction

Pernix Group’s general construction segment is complementary with our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

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

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates in three countries and contributed $1.5 million, or 4.0% of our first quarter 2012 revenue compared to $2.0 million or 61% for the comparable prior year period. We currently operate power plants in the Republic of the Fiji Islands (Fiji) and the Commonwealth of the Northern Mariana Islands (CNMI). In addition we are currently managing the power structure on an island in Vanuatu.

Telesource (Fiji), Limited

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

Our agreement with the Commonwealth Utility Corporation (CUC) stipulates that we sell power into the grid based on a contractually determined rate, without risk of fuel cost fluctuation. The contract for this project expires in 2020, however, a 2001 change order provides the customer must pay an early termination fee of $6 million if they choose to exercise the early termination option. As of our filing date, we have not received a notice of early termination from CUC. The change order also prohibits the customer from purchasing power from any source other than TCNMI for the first 30MW of power requirements. The expanded agreement does not require additional performance by the Company with respect to building additional power generation capacity.

In August 2010, Modification 5 to the 20 year contract was signed by CUC and Pernix Group. This modification provides for an adjustment in fixed and variable fees under the contract which was necessary due to lower than anticipated growth and development on the island of Tinian. However, the modification requires the approval of the CNMI Public Utilities Commission (PUC) before it will take effect. As of May 14, 2012, there are no active members appointed to the PUC in CNMI and the Company awaits the appointment of members to the PUC.

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

RF Transmitter Design, Installation and Service (Discontinued Segment)

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

In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. The loss on the operations and sale of the discontinued TransRadio operation before consideration of the income tax benefit are $0.7 million and $1.2 million, respectively, for the year to date period ending March 28, 2012, for a total loss of $1.9 million before the tax benefit of $0.8 million for the January 1, 2012 through the date of the sale. To be consistent with the 2012 presentation, the Company reclassified the $0.9 million net loss from TransRadio operations for the comparable 2011 quarter to be presented as loss from discontinued operations, net in the 2011 first quarter statement of operations. See the note regarding Discontinued Operations for additional information.

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2012.

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2011 presentation, including the retroactive reclassification of 2011 results of TransRadio operations to discontinued operations presentation in the condensed consolidated statement of operations as described above.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the condensed consolidated financial statements relate to revenues under long-term contracts and self-insurance accruals. Actual results could differ from those estimates.

Revenue Recognition— We offer our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Prior to March 28, 2012, the Company also operated the RF Transmitter Design, Installation and Service segment. Revenue recognition for each of non-corporate segments is described by segment below.

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

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations, net of tax benefits for the quarters ended March 31, 2012 and 2011. See the note regarding Discontinued Operations. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time the prepayments are recorded as revenue.

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

3. Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this guidance as of January 1, 2012. There is no goodwill on our balance sheet and the guidance impacts testing steps only and therefore did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  As of January 1, 2012, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. The only Level 3 activity during the quarter ended March 31, 2012 was the write down of the $0.5 million trade name in connection with the sale of TransRadio. There were no other remaining Level 3 assets or liabilities as of March 31, 2012 or December 31, 2011.

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

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011. These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only Level 3 assets or liabilities that the Company had upon adoption were the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. As of March 31, 2012, no intangible assets remain on the condensed consolidated balance sheet. See the note regarding Discontinued Operations of TransRadio.

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

5. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at March 31, 2012 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the period ended March 31, 2012:

Balance at December 31, 2011	$70,996,164
New Construction Contracts / amendments to contracts in 2012	59,464,978
Less: Construction revenue earned as of March 31, 2012	35,497,931
Balance at March 31, 2012	$94,963,211

Management anticipates that approximately $15.0 million of the $95.0 million backlog as of March 31, 2012, will be recognized as revenue after 2012. On September 30, 2011, PS JV was awarded the Embassy West Task Order for an $80.3 million project to be completed in Baghdad, Iraq under the IDIQ contract. On October 21, 2011, the Company received a stop work order from the U.S. Department of State as a result of notification that the award has been protested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO. The protest was dropped by the Company and in early 2012, OBO revised the scope of the project, retendered the contract for bid and Pernix rebid the contract on May 3, 2012. We anticipate that OBO will announce an award in the late second quarter or early third quarter of 2012. Therefore, the table does not include any amounts related to Embassy West.

The table includes the sole source Task Order award (Sather) received by Pernix on January 13, 2012 for a re-procurement contract having a total estimated value of between $95 million and $115 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Thus far PS JV has received an award and change orders totaling $50.2 million on the Sather project and is anticipating the remaining award amount to be defined in the second quarter of 2012. The majority of the Sather contract revenue is expected to be recognized in 2012 and to a lesser degree in 2013. As previously noted, the Company received a notice of scope reduction on the Shield (n.k.a. Baghdad Police Academy Annex) contract and we are working with OBO to determine the extent of work that remains to be done on this contract which was over 70% complete prior to receipt of the notice of scope reduction.  Approximately $24.8 million of the Shield contract is in the backlog as of March 31, 2012 and management is unsure as to how much of this remaining Shield backlog will be attainable as the Company continues to work amicably with OBO toward a fair and reasonable negotiated final settlement on the project. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Baghdad Police Academy Annex (f.k.a. Shield) project.

6. Discontinued Operations

A controlling interest in TransRadio was acquired by the Company in late 2009. The interest in TransRadio was acquired to serve as a global platform for cross-selling construction segment services, was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated. Reflecting the impact of this deterioration on the fair value of the related intangible assets during 2011, the Company recognized impairment of the full amount of the customer relationship intangible asset and a portion of the tradename intangible asset in the amounts of $1.3 million and $0.4 million, respectively. Although the radio transmitter segment did win two contracts in March 2012, the Company did not know when historical levels of sales volumes would resume. In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp. (buyer and a related party); thereby recognizing a pre-tax loss of $1.9 million. The $0.7 million loss and $0.9 million loss from TransRadio discontinued operations during the first quarter ending on March 31, 2012 and 2011, respectively, have been presented as loss from discontinued operations, net of the tax benefit in the consolidated statement of operations. TransRadio was sold effective March 28, 2012 so operations through that date are included in the loss on sale of discontinued operations in the quarter ended March 31, 2012.Following is a summary of loss from the operations and sale of TransRadio for the three-month periods ended March 31, 2012 and 2011 (in millions):

	For the quarters ended March 31,
	2012	2011
Revenues	$1.0	$1.1
Cost of Goods Sold	0.6	0.8
Operating expenses and other	1.1	1.4
Operating (loss) before income tax benefit of $0.3 and $0, respectively	(0.7)	(1.1)
Income tax benefit on disposal	0.5	0.0
(Loss) on sale of discontinued operations, net	(0.7)	N/A
(Loss) on discontinued operations and sale of TransRadio, net	$(1.1)	$(0.9)

Net assets from discontinued operations for TransRadio included in the consolidated balance sheet as of December 31, 2011 are as follows:

(In thousands)	December 31, 2011
Cash and cash equivalents	$19
Accounts receivable	1,098
Work in Process	754
Inventory	2,926
Restricted Cash - current	544
Prepaid and other current assets	483
5,824
Property, Plant and Equipment	400
Trademark	489
Other assets	125
Accounts payable	(451)
Accrued expenses	(277)
Accounts payable - other	(211)
Other current liabilities	(43)
Short term debt	(947)
Outstanding credit line	(892)
Billings in excess of costs and estimated earnings	(802)
Deferred tax liability	(175)
Net assets related to discontinued operations	$3,040

7. Short-Term borrowings:

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000. As of March 31, 2012 and December 31, 2011, the Company has $1.35 million of outstanding debt under these agreements. The interest rate on the borrowings is 5% per annum. Of the remaining $1.35 million outstanding, $1.0 million and related accrued interest is to be repaid no later than August 31, 2012 and $0.35 million is to be repaid no later than June 30, 2012.  The interest expense during the three month period ending March 31, 2012 and 2011 amounted to $26,687 and zero, respectively.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio. As of December 31, 2011, the first loan was an intercompany loan that eliminated in consolidation and the second loan had not yet been extended to TransRadio. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp. (a related party) assumed the loans. The amounts of the loans that remain outstanding as of March 31, 2012 are $350,000 and $325,000, respectively, for a total of $675,000 plus accrued interest of $7,333. The interest rate on both loans is 5% and the loans are due on June 30, 2012 and March 14, 2013, respectively although the Company anticipates repayment in the second quarter of 2012. Interest income on these loans from March 28, 2012, the date of the sale of TransRadio, through March 31, 2012 was not material.

TransRadio, has a €1.1 million (approximately $1.5 million at December 31, 2011) bank credit agreement with three German banks Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines (€0.5 million each) 7.25% per annum on the Commerzbank line (€0.1 million). As of December 31, 2011, $891,709 was drawn under the credit line. The Company sold its equity interest in TransRadio in March 2012, therefore the loans are no longer reported in the Company’s Consolidated Balance Sheet as of March 31, 2012.

TransRadio has outstanding short term debt at December 31, 2011 with Bent Marketing Ltd and Fedor Commercial Corporate Loans amounting to $0.4 million and $0.6 million respectively. These loans are due in full at June 30, 2012 and have an interest rate of 5%. The Company sold its equity interest in TransRadio in March 2012, therefore, the loans are no longer reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2012. See the note regarding Discontinued Operations.

8. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of March 31, 2012 and December 31, 2011 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts as of

	March 31,	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$86,914,160	$53,145,213
Estimated earnings	6,224,555	4,495,572
	93,138,715	57,640,785
Less: Billings to date	98,199,467	61,995,276
	$(5,060,752)	$(4,354,491)

These amounts are included in accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	0	0
Billings in excess of costs and estimated earnings on uncompleted contracts	5,060,752	4,354,491
	$5,060,752	$4,354,491

9. Equity

Preferred Stock—The Company has 50 million shares of authorized Preferred Stock. Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). As of March 31, 2012 and December 31, 2011, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of March 31, 2012 and December 31, 2011, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2010, the Company issued 389,250 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, the Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). As of March 31, 2012 and December 31, 2011, 389,250 shares of the Series B Preferred Stock were issued and outstanding and would have converted into 25,950 shares of common stock, if converted. As of March 31, 2012 and December 31, 2011 preferred share dividends of $196,277 and $164,821, respectively, were accrued. The dividend expense for the quarter ended March 31, 2012 and 2011 was $31,456 and $31,190, respectively. The Series B preferred stockholders may negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders. As disclosed in detail in the

Subsequent Events note, on April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI.

Common Stock—As of March 31, 2012 and December 31, 2011, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first three months of 2012 and 2011 Pernix Group issued no common shares.

10. Computation of Net Earnings / (Loss) Per Share

Basic and diluted net earnings / (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. 152,873 and 25,950 shares associated with stock options and convertible preferred stock are included for the quarters ended March 31, 2012 and 2011, respectively. In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the Condensed Consolidated Statement of Operations the basic loss per share from discontinued operations for the quarters ended March 31, 2012 and 2011. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations as the inclusion would be anti-dilutive (i.e., reduce the net loss per share from discontinued operations).

11. Stock-based compensation plans

In December 2011, the Company’s board of directors adopted the 2012 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares have been reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date. 175,000 options to buy shares yet to be registered were awarded on January 26, 2012 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 5 years. This plan will expire in December 2021.

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the quarter ended March 31, 2012.

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. The options vest at a rate of 20% annually on the anniversary of the grant date and over a five year period. The option valuation was performed by an independent certified valuation firm using a fair value Black Scholes model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted.

The following summarizes stock option activity for the quarters ended March 31:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	175,000	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	0	N/A	0	N/A
Options outstanding, at March 31	175,000	2.09	0	N/A
Options exercisable, at March 31	0	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at March 31, 2012:

Options Outstanding
Weighted
	Average	Weighted
	Remaining	Average
Number	Contractual	Exercise	Aggregate
Outstanding	Life	Price	Intrinsic Value
(in thousands)	(in years)		(in millions)
175,000	9.8	$2.09	$0

No such options were exercisable as of December 31, 2011.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2012 was $1.04. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.2%
Dividend yield	0.0%
Expected volatility	50%
Expected life in years	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plan is new and no history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of March 31, 2012. As history is developed, the forfeiture rate will be adjusted to reflect it.

Total share-based compensation expense for the quarter ended March 31, 2012 and 2011 was not material.  As of March 31, 2012 and December 31, 2011, there was $0.2 million and zero, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 5 years, equivalent to the vesting period.

The Company received no cash during the quarter ended March 31, 2012 and 2011, respectively, related to stock awards exercised as no options were exercised during the periods. The Company used no cash and did not realize any tax benefit from stock awards exercised for the quarters ended March 31, 2012 and 2011. No options were forfeited or cancelled during the quarter ended March 31, 2012. On May 4, 2012, 22,500 options were forfeited and will reduce the remaining unamortized compensation expense by $23,400 over the 2012 through 2016 timeframe.

12. Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve an allegation of various construction, design and other defects. Subsequently, homeowners in the project filed their own lawsuit and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.

The Company accrued estimated losses totaling $1,109,000 during the 2004 through 2012 timeframe with respect to these claims. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007. In 2008, the Company paid $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008. No incremental accruals or payments were made during 2009 or 2010. In the third and fourth quarters of 2011, a $75,000 reduction of the accrual was recorded upon payment of a fee for a civil engineer to conduct a design inspection of the subject houses. The study is complete and no additional such expenditures are anticipated at this time. During the third quarter of 2011, a summary judgment was reached that may allow for the plaintiff to recover certain attorney fees related to code violations and workmanship claims. The Company estimates that, if the remaining claims against it are successful, the Company may have an estimated liability in the range of $800,000 to $2,500,000. The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it. In light of its plans to defend its position, during the first quarter of 2012 the Company accrued an additional $176,000 related to legal fees incurred and likely to be incurred in the event the case goes to trial in mid-2012 as disclosed above. However, during the second quarter of 2012, the parties agreed to enter into one week of “binding mediation” in early June 2012 rather than go to trial. Expert testimony will be provided during the mediation and then if the parties still cannot agree on a settlement figure, the Judge will issue a binding decision that is non-appealable.

Pernix Group had offered a settlement to the plaintiffs in the amount of $800,000 that was contingent on the plaintiffs accepting indemnification provisions. As the plaintiffs were not accepting of the indemnification provision, no settlement has occurred to date. However, in April 2012, the Company received a favorable ruling on a motion it filed that prevents a co-defendant, from obtaining indemnification against TCNMI. This ruling is viewed to obviate the need for indemnification from the plaintiffs in connection with any proposed settlement and therefore, increases the likelihood that TCNMI can negotiate a settlement with the plaintiff. The plaintiffs counter-offered to settle at $1.5 million. Pernix Group did not accept this settlement counter-offer. The Company believes the remaining accrual of $949,446 as of March 31, 2012 is adequate to provide for the amount of the settlement offered by Pernix Group of $800,000 and any additional legal fees associated with the binding mediation.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $706,375 USD as of March 31, 2012) if found to be negligent or 750,000 FJD (or approx. $423,825 USD as of March 31, 2012) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $106,000 USD) as of March 31, 2012.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL. TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. TFL has not been found to be negligent in connection with this incident. Therefore, under the policy, TFL has a deductible in the amount of 750,000 Fijian Dollars (FJD) ($423,825 USD at March 31, 2012) related to the property damage and has a deductible related to the business interruption coverage of 250,000 FJD ($141,275 USD as of March 31, 2012). All deductibles were accrued in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $300,237 FJD ($168,463 USD) were recorded as of December 31, 2011. A $1.1 million FJD ($626,000 USD as of December 31, 2011) business interruption claim before time deductible was filed with the insurer. The total business interruption claim after time deductible was 902,097 FJD ($511,128 USD as of March 31, 2012).  During the quarter ended March 31, 2012, these business interruption insurance proceeds have been received or accepted in writing by the insurer and were recorded as income during the quarter ended March 31, 2012.  TFL performed certain restoration work in relation to the G8 engine that generated $346,826 FJD (approximately $196,512 USD for the quarter ended March 31, 2012). The cost of the services TFL incurred in the first quarter in relation to the restoration work was 43,777 FJD (approximately $24,804 USD for the quarter ended March 31, 2012). The G8 engine was re-commissioned on March 19, 2012 and is operational.

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage a power plant in Tinian. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the island of Tinian. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1.3 million in costs associated with this upgrade as of March 31, 2012. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero up to $125,000 may still be incurred.

The Tinian power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at March 31, 2012 are:

Year	Total Lease Payments
2012	$250,827
2013	280,762
2014	233,257
2015	232,567
2016	37,367
Thereafter	0
Total	$1,034,780

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.1 million for each of the three month periods ended March 31, 2012 and 2011.

On March 28, 2012, the Company sold its interest in TransRadio thereby significantly reducing Pernix Group, Inc. minimum lease commitments compared to December 31, 2012, at which time minimum lease commitments totaled $1.7 million. TransRadio’s expense for the three months ended March 31, 2012 and 2011 was $149,208 and $150,413, respectively and was included in the loss from discontinued operations in the Condensed Consolidated Statement of Operations for both periods.

During the fourth quarter of 2011, the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year. The total rent expense accrued during the three months periods ended March 31, 2012 and 2011 under the new lease was $32,243 and zero, respectively.

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease for the new corporate headquarters began May 1, 2011 and runs for five years through April 30, 2016 with Baron Real Estate Holdings, a related party. The lease calls for a base rental payment of $7,015 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years. The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at March 31, 2012, as presented above. Total rent expense accrued under the old and new lease agreements approximated $22,000 during each of the three month periods ended March 31, 2012 and 2011.

13. Work in Process and Inventories

As of March 31, 2012 and December 31, 2011 the components of inventories are as follows:

	2012	2011
Work in process	$0	$753,776
Raw materials	$0	$2,926,188
Supplies	1,422,392	1,533,408

Inventories	$1,422,392	$5,213,372

Work in process inventory represented the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers. Included in these costs were material, labor and charges associated with certain subassemblies manufactured by third parties. Raw materials consisted of various components that were sold as spare parts or are incorporated in the manufacture of transmitter equipment. There are no work in process or raw material inventories as of March 31, 2012 as TransRadio was sold during the first quarter of 2012. The supplies inventory represents the value of spare parts maintained by the company for use in the diesel power generators.

14. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

We enter into various arrangements not recognized in our condensed consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all non-cancelable operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment.

15. Fair Value Disclosures

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000. As of March 31, 2012 and December 31, 2011, the Company has $1.35 million of outstanding debt under these agreements. The interest rate on the borrowings is 5% per annum. Of the remaining $1.35 million outstanding, $1.0 million and related accrued interest is to be repaid no later than August 31, 2012 and $0.35 million is to be repaid no later than June 30, 2012.  The interest expense during the three month period ending March 31, 2012 and 2011 amounted to $26,687 and zero, respectively. The fair value of these financial instruments approximates carrying value as the terms range from five to fifteen months.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio in amounts that remain outstanding as of March 31, 2012 of $350,000 and $675,000, respectively. The interest rate on both loans is 5% and $350,000 of the amount outstanding is due on June 30, 2012 and $325,000 of the outstanding amount is due March 14, 2013. On March 28, 2012, the Company sold its interest in TransRadio. As of March 31, 2012, the fair value of these financial instruments approximates the carrying value because the remaining terms of the related agreements range up to only fifteen months.

Prior to its sale of TransRadio, the Company held fixed rate short term debt and had outstanding short term borrowings under a fixed rate line of credit through its TransRadio subsidiary. Short-term outstanding borrowings totaled $947,485 as of December 31, 2011 and the outstanding borrowings under the fixed rate line of credit were $891,709 as of December 31, 2011. The fair value of these financial instruments approximated carrying value as the remaining terms of the related agreements range from three to nine months. In addition, these amounts are no longer the liability of the Company as Bevita Commercial Corp., a related party and the buyer of TransRadio, assumed these liabilities in connection with the purchase of TransRadio on March 28, 2012.

From time to time, the Company holds financial instruments, receivables related to sales-type lease, and foreign currency contracts. As of March 31, 2012 and December 31, 2011, the Company did not hold such financial instruments.

16. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. As of March 31, 2012, the Company holds no intangible assets.

17. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at March 31, 2012 and December 31, 2011. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The Company accrued $19,879 and $19,302 of interest payable to SHBC for unreturned capital during the three month periods ending March 31, 2012 and 2011, respectively. No other services were provided by SHBC.

Until May 2011, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $30,141 for the three months ended March 31, 2011. The charges for computer hardware and software services charged by Computhink during the quarter ended March 31, 2012 were $30,953.

Total related party accounts payable as of March 31, 2012 and total related party accounts receivable as of December 31, 2011 to Computhink are $11,383 and $7,252, respectively.

18. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013. As of March 31, 2012 and December 31, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $6.9 million and $2.8 million, respectively. As of December 31, 2011, $0.5 million of this uninsured amount was restricted cash in Germany, related to TransRadio. The Company sold its interest in TransRadio on March 28, 2012 and has no restricted cash as of March 31, 2012.

19. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. The Company sold its interest in TransRadio which constituted the RF Transmitter Design, Installation and Service segment on March 28, 2012 and the financial results associated with that discontinued segment are presented in the Condensed Consolidated Statement of Operations as Discontinued Operations.

There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$35,507,551	$—	$1,482,704	$—	$36,990,255
Interest (expense)	(16)	—	(354,477)	—	(354,493)
Interest (expense) - related party	(41,240)	—	—	—	(41,240)
Interest income	7	—	32	343,874	343,912
Depreciation and amortization	963	—	94,483	6,019	101,465
Income tax benefit / (expense)	201,887	—	(92,147)	—	109,739
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	731,504	—	(183,118)	(479,054)	69,332
Gain (loss) from discontinued operations		(1,117,525)			(1,117,525)
Total capital expenditures	34,470	—	96,242	18,075	148,787
Total assets from continuing operations	36,288,076	—	5,550,883	4,243,480	46,082,439

For the three months ended March 31, 2011

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$1,280,006	$—	$1,963,835	$—	$3,243,841
Interest (expense)	—	—	(342,793)	—	(342,793)
Interest (expense) - related party	(19,302)	—	—	—	(19,302)
Interest income	138	—	342,793	—	342,931
Depreciation and amortization	221	—	19,491	1,683	21,395
Income tax benefit / (expense)	—	—	(63,452)	—	(63,452)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(139,267)	—	991,649	(671,810)	180,573
Gain (loss) from discontinued operations		(880,413)			(880,413)
Total capital expenditures	—	7,000	4,275	—	11,275
Total assets from continuing operations	596,651		5,070,834	1,395,584	7,063,069
Total assets from discontinued operations		12,976,167			12,976,167

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

Fixed assets located at TFL in Fiji were $242,059 and $230,955 as of March 31, 2012 and December 31, 2011, respectively.

	Total Revenue		Fixed Assets - Net
Location	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Dec 31, 2011

Revenue and net fixed assets from continuing operations
United States	$35,507,551	$1,280,006	$111,890	$65,365
Comm. of Northern Mariana Islands	394,940	390,089	8,015	9,568
Fiji	692,309	792,289	242,059	230,955
Vanuatu	395,455	781,457	—	—
Niger	—	—	9,625	10,083
Total Revenue and net fixed assets from continuing operations	$36,990,255	$3,243,841	$371,589	$315,971

Major Customers

The first major customer relates to the General Construction segment. On April 14, 2011, PS JV was awarded a $92.7 million Task Order for design and construction services in Baghdad, Iraq under the IDIQ contract. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this Task Order began in June, 2011. In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice and the company is in the process of proposing and negotiating a fair and reasonable final settlement with

OBO. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on the Baghdad Police Academy Annex Task Order. The Company continues to work with OBO toward a final settlement on the project. OBO remains a major customer vis-à-vis the award of the Sather contract to PS JV under the IDIQ contract during the first quarter of 2012. Revenue on these Task Orders was $34.6 million and zero for the quarters ended March 31, 2012 and 2011, respectively, accounting for 94% and 0% of total revenue from continuing operations for the periods. In January 2012, the OBO exercised Option Year 1 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2013.

The second major customer relates to the Power Generation segment. The Company signed a 20-year operations and maintenance agreement with the Fiji Electric Authority (FEA) in April 2003 and recognized revenues under the contract of $0.7 and $0.8 million in the first quarter of 2012 and 2011, respectively. Revenues from FEA were 1.9 % and 25.0% of the Company’s total revenues from continuing operations in the first quarter of 2012 and 2011, respectively.

The third major customer relates to the Power Generation services segment. Pernix Group, under a Memo of Understanding (MOU) is performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was extended on August 31, 2011 until a long term concessionaire is named. The Company receives expense reimbursements and management fees during this period for assuming the operations from the prior service provider. Revenue from the Vanuatu operations was $0.4 million or 1.1% and $0.8 million or 25.0% of the Company’s revenue from continuing operations for the first quarter of 2012 and 2011, respectively.

As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji. This project began in 2007. The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. Revenue from this customer totaled $0.3 million or 0.1% of consolidated total revenues from continuing operations in the first quarter of 2012 and $1.3 million or 29% of consolidated total revenues in the first quarter of 2011.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in additional contract revenue representing $1.0 and $1.1 million for the first quarter of 2012 and 2011, respectively. Revenue from the RF Transmitter sales is presented in the loss from discontinued operations for the quarters ended March 31, 2012 and 2011.

20. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts was generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts required the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment. As December 31, 2011, the amount recorded as advanced payments received on account of orders is $0.8 million. TransRadio was sold during the first quarter of 2012; therefore no such prepayments are included in the Condensed Consolidated Balance Sheet as of March 31, 2012.

21. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Certain foreign results in 2012 and 2011 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of March 31, 2012 and December 31, 2011, no valuation allowance remained on federal net operating loss carryforward deferred tax assets as management believed at that time and continues to believe that it is more likely than not that the Company will generate future U.S. taxable income at a sufficient level to utilize all of the U.S. NOL carry forwards and $4.1 million of the TCNMI NOL carry forwards.

We continue to maintain a valuation allowance on certain state and foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realizable based on current forecasted results. However, it is reasonably possible within the next twelve months that the Company may release a portion of its existing valuation allowance based on the results of business strategies that would indicate deferred tax assets more likely than not will be realized.

The $0.1 million tax benefit for the first quarter 2012 excludes $0.8 million of federal tax benefit that is presented within the loss on the sale of discontinued operations, net in the Condensed Consolidated Statement of Operations. There were no interest expenses or penalties for the quarter. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2005 through 2011 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company had income tax expense of $63,452 from continuing operations in the first quarter of 2011. The TransRadio income tax benefit of $11,548 is presented as part of the loss on sale of discontinued operations in the Condensed Consolidated Statement of Operations for the first quarter of 2011.

22. Subsequent Events

On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A., BVI. and Halbarad Group, Ltd., BVI. for $1.1 million and paid the related accrued dividends of $0.1 million, for a total payment of $1.2 million. As of the date of this report, there are 170,000 remaining Series B Preferred Shares outstanding with accrued dividends totaling $0.1 million. Each share of Series B Cumulative Convertible Preferred Stock is convertible into common stock, upon 20 days written notice to Pernix Group, Inc., using the conversion rate of 15:1 as defined in each Series B Cumulative Convertible Preferred Stock Purchase Agreement. The conversion is not dependent on the market price for the common shares. As of the date of this report, after the aforementioned redemption of Series B Preferred Shares, the remaining outstanding Series B Preferred Shares would convert into 11,334 common shares.

On April 26 and May 10, 2012, the Company filed amendments to its registration statement initially filed in May 2011. On May 14, 2012, the registration statement became effective. The Company registered 5 million primary offering shares to be sold at $5.00 per share and 6,245,585 secondary shares on behalf of the existing shareholders. The Company will not receive proceeds from the secondary shares registered on behalf of the existing shareholders but will receive proceeds in the amount of the offering price of $5.00 per share times the number of shares sold on the primary offering shares. The expenses of the offering have already been incurred / paid and total approximately $0.1 million.

On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Baghdad Police Academy Annex related to the Baghdad Police Academy Annex (f.k.a. Shield) project. The Company continues to work with OBO toward a final settlement on the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You are cautioned that this Quarterly Report on Form 10-Q and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, contains forward-looking statements concerning future operations and performance of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing, political instability or violence. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2011 annual condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

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

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project. Our current projects are design/build contracts with a fixed contract price. These contracts are with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulations. Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended March 31, 2012 and 2011 as the “first quarter of 2012” and the “first quarter of 2011”, respectively.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

Total revenues increased $33.7 million to $37.0 million for the quarter ended March 31, 2012 compared to $3.3 million for the prior year quarter. This increase is primarily attributable to the $34.2 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2012 relate to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Fiji and Niger. The increase as compared to 2011 is primarily attributed to two Iraq contracts to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 (“Baghdad Police Academy Annex” f.k.a. “Shield”) and January 2012 (“Sather”).  Revenue for the Baghdad Police Academy Annex and Sather contracts was $30.3 million and $4.3 million, respectively, for the quarter ended March 31, 2012. Significant work progressed on the Shield contract (over 75% complete at March 31, 2012 and subject to the partial Termination for Convenience received in March 2012). The Sather contract was awarded during this quarter (8% complete as of March 31, 2012). No revenue was recorded on these contracts in the first quarter of 2011 as they had not yet been awarded to PS JV.  On May 3, 2012 a “Certificate of Substantial Completion” was received related to the Baghdad Police Academy Annex Task Order. The Company continues to work with OBO toward a fair and reasonable final settlement on the Task Order.

In addition, almost 4% of the Niamey, Niger embassy rehabilitation project was completed during the first quarter of 2012, resulting in $0.6 million of construction revenue compared to no revenue recorded on this contract in the first quarter of 2011 as it was not awarded to Pernix until August of 2011. The Niger contract is expected to be completed in early 2014 with steady progression of work in 2012 and 2013.

The increases in construction revenue driven by the CHU IDIQ program and Niger project was partially offset by the $1.0 million decrease in revenue, from $1.3 million in the first quarter of 2011 to $0.3 million in the first quarter of 2012, related to the U.S. Embassy projects in Fiji which were complete or substantially complete as of December 31, 2011.

RF Transmitter Design, Installation and Service — During the first quarter of 2012 and 2011, revenues related to TransRadio contracts totaled $1.0 million and $1.1 million, respectively and are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues vary depending upon the size and number of contracts completed and accepted during a period. No individually significant large contracts were completed in the first quarters of 2012 or 2011.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased $0.5 million (or 24%) to $1.5 million for the three months ended March 31, 2012, from $2.0 million for the three months ended March 31, 2011. The decrease was due primarily to a lower management fee from the Vanuatu power generation facility. During 2012, the facility is operating at steady state and earned a lower fee compared to the comparable 2011 quarter when significantly higher facility safety, maintenance and other operations activities were occurring as VUI transitioned into the facility replacing the prior concessionaire.

Costs and Expenses

General Construction Costs — ( including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $32.7 million to $33.8 million for the first quarter of 2012 compared to the comparable quarter of 2011, primarily reflecting the costs on the Iraq CHU IDIQ Task Order awards and related modifications that were not awarded to the PS JV until after the first quarter of 2011. This increase is slightly offset by a decrease in potential warranty-related costs related to the Fiji Embassy contracts as both of the contracts were substantially complete at December 31, 2011.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and were $0.6 million and $0.8 million for the first quarters of 2012 and 2011, respectively. These costs are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations for the quarter ended March 31, 2012.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased $0.8 million to $1.4 million for the first quarter of 2012 from $0.6 million for the comparable prior year quarter, primarily reflecting the increase in planned maintenance expense resulting from the first quarter 2012 completion of the 60,000 hour planned maintenance carried out on the G8 engine at Kinoya, Fiji. The G8 engine was re-commissioned on March 19, 2012 and is again fully operational. Maintenance cost was less than $0.1 million for the comparable prior year quarter.

Gross Profit

Gross profit increased by $0.3 million to $1.8 million for the three months ended March 31, 2012 as compared to $1.5 million in the comparable 2011 quarter. The increase was due primarily to the higher gross profit from the construction segment year over year that more than offset the decrease in the power generation segment. Several unusual events contributed to the lower than anticipated gross profit for the quarter including longer than anticipated time to bring the G8 engine in Fiji back on line coupled with the decision not to record profit on a contract subject to the scope reduction notice until a settlement agreement is fully negotiated with the customer. We do not expect these conditions to persist in the second quarter of 2012. Furthermore, the negative impact of the G8 engine outage in the first quarter of 2012 was more than offset by the recording of business interruption insurance proceeds and engine rebuild revenues totaling $0.7 million and presented in Other Income as discussed below.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.3 million quarter over quarter reflecting the higher expenses associated with the meeting the demands of our growing business.

General and Administrative Expenses. General and administrative expenses increased $0.3 million in the first quarter of 2012 from approximately $0.6 million for the first quarter of 2011 primarily due to the estimated legal costs accrued in connection with the pending TCNMI litigation.

Other Income (Expense)

Other income increased by $0.7 million during the first three months of 2012 compared to the comparable period ended March 31, 2011, reflecting business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was no such income during the first quarter of 2011.

Pretax Income

Consolidated pretax income more than doubled quarter over quarter at $0.7 million for the quarter ended March 31, 2012 compared to a pretax income of approximately $0.3 million for the prior year period as the higher income from construction activities under the IDIQ containerized housing program coupled with other income was partially offset by lower operating income from the power generation segment.  The power segment operating income reduction was driven by a $1.0 million higher level of planned maintenance activities and lower revenue from Vanuatu, the combination of which was partially offset by the business interruption insurance proceeds and revenue from ancillary engine rebuild activities.

Consolidated Net Loss

Consolidated net losses were $0.3 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011. This loss includes the loss from discontinued operations in both periods. In addition to the variances in pretax income cited above, the loss from TransRadio discontinued operations was $1.1 million, net of tax benefit of $0.8 million, during the 2012 quarter and $0.9 million, net of tax benefit of approximately $11,000 during the 2011 quarter. The loss per share from discontinued operations was ($0.12) per share and ($0.09) per share for the quarters ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$7,608,687	$2,933,894

	Quarter	Quarter
	Ending	Ending
	March 31,	March 31,
	2012	2011
Cash provided by / (used in) operating activities	$1,563,245	$(2,508,117)
Cash (used for) investing activities	1,051,293	(9,913)
Cash provided by financing activities	1,652,885	481,874
Effect of exchange rates on cash	407,370	103,185
Increase / (decrease) in cash and cash equivalents	$4,674,793	$(1,932,971)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment in early 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables which are primarily U.S. Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of March 31, 2012, the Company’s total assets exceeded total liabilities by $11.7 million. This was a $0.2 million increase from December 31, 2011. As of March 31, 2012, the Company had $1.7 million of short term borrowings. As of March 31, 2012, the Company had an accumulated deficit of $69.2 million and total stockholders’ equity of $11.7 million.

The $4.7 million increase in our cash position largely reflects the proceeds received from the sale of TransRadio ($1.2 million) and the additional financing from our principal shareholders ($1.7 million) (primarily for purposes of collateralizing a construction bonding facility), coupled with the PS JV positive cash flow from operations. The Company does not currently have material commitments for capital expenditures as of March 31, 2012. Management believes that cash flow should improve significantly subsequent to the sale of TransRadio as that segment used significant cash in operating activities during 2010, 2011 and the first quarter of 2012. See the Discontinued Operations Note to the Condensed Consolidated Financial Statements for further detail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended March 31, 2012:

There were no changes in our internal controls in the first quarter.

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

Not Applicable.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES NOT APPLICABLE

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

Pernix Group, Inc.
(Registrant)

Dated: May 15, 2012	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Greg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer