Form 10-Q
period 2012-06-30
Pernix Group, Inc.
filed 2012-08-14
CIK 1082198

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

On August 10, 2012, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	Unaudited
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,765,139	$2,933,894
Accounts receivable less allowance for doubtful accounts of $0 at June 30, 2012 and $142,235 at December 31, 2011	17,446,664	28,855,763
Accounts receivable - related party	9,803	—
Other receivables	261,293	10,150
Inventories	1,449,700	4,459,596
Work in process	—	753,776
Restricted cash	—	544,017
Deferred tax asset	1,588,953	1,650,715
Prepaid expenses and other current assets	394,697	3,605,366
Total current assets	29,916,249	42,813,277
Plant, and equipment, net of accumulated depreciation of $1,041,671 and $2,375,041 as of June 30, 2012 and December 31, 2011, respectively	408,567	716,010
Deferred tax asset, (net of valuation allowance of $15,926,895 and $15,053,181 as of June 30, 2012 and December 31, 2011, respectively)	3,729,878	3,883,213
Other assets	47,533	205,165
Intangible assets:
Trademark	—	488,541
Total assets	$34,102,227	$48,106,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,979,538	$24,403,671
Accounts payable — related party	35,088	24,555
State income tax payable	—	152,041
Federal income tax payable	—	41,655
Accrued expenses	10,575,840	2,085,992
Interest payable — related party	452,412	390,514
Other current liabilities	31,701	834,007
Outstanding credit lines	—	891,709
Short term debt	17,292	558,985
Short term debt - related party	1,000,000	1,738,500
Prepayments received on orders	—	802,345
Billings in excess of costs and estimated earnings	6,064,490	4,354,491
Dividend payable	103,109	164,821
Total current liabilities	23,259,470	36,443,286
Other non-current liabilities	—	175,010
Long-term debt - related party	1,274,301	—
Long-term debt	30,471	—
Total liabilities	24,564,242	36,618,296

Stockholders’ Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ equity
Convertible senior preferred stock, $0.01 par value. Authorized 50 million shares $170,000 and $389,250 involuntary liquidation preference, 170,000 and 389,250 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,700	3,893
Common stock, $0.01 par value. Authorized 200,000,000 shares, 9,403,697 issued and outstanding at June 30, 2012 and December 31, 2011	94,037	94,037
Additional paid-in capital	76,844,750	77,921,831
Accumulated deficit	(69,840,310)	(68,109,729)
Accumulated comprehensive (loss)	(231,562)	(538,451)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	6,868,615	9,371,581
Non-controlling interest	2,669,370	2,116,329
Total Stockholders’ equity	9,537,985	11,487,910
Total liabilities and Stockholders’ equity	$34,102,227	$48,106,206

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Six Months Ended June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
Revenues:
Construction revenues	$58,237,652	$6,162,006
Service fees — power generation plant	3,077,683	4,157,820
Other revenue	9,620	—
Gross revenues	61,324,955	10,319,826
Costs and expenses:
Construction costs	54,000,353	4,779,846
Operation and maintenance costs - power generation plant	2,110,984	1,355,842
Cost of revenues	56,111,337	6,135,688
Gross profit	5,213,618	4,184,138
Operating expenses:
Salaries and employee benefits	1,587,312	1,278,621
Occupancy - related party	52,445	38,481
General and administrative	1,765,019	1,247,018
Total operating expenses	3,404,776	2,564,120
Operating income	1,808,842	1,620,018

Other income (expense):
Interest (expense) / income, net	(11,756)	309
Interest (expense) - related party	(89,293)	(40,935)
Foreign currency exchange (loss)	(18,403)	(145,267)
Other income, net	763,857	21,563
Total other income / (expense)	644,405	(164,330)

Consolidated income before income taxes	2,453,247	1,455,688

Income tax (expense)	(1,160,540)	(267,052)

Consolidated net income from continuing operations	1,292,707	1,188,636

(Loss) from discontinued operations, net of income taxes	(1,117,525)	(760,688)

Consolidated net income	175,182	427,948

Less: Net income attributable to non-controlling interest	1,860,180	105,163

Consolidated net (loss) / income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(1,684,998)	322,785

Less: Preferred stock dividends	45,583	62,729

Consolidated net (loss) / income attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(1,730,581)	$260,056

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net (loss) / income per share from continuing operations	$(0.07)	$0.11
Diluted net (loss) / income per share from continuing operations	$(0.07)	$0.11
Basic net (loss) per share from discontinued operations	$(0.12)	$(0.08)
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,403,697	9,429,647

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
Revenues:
Construction revenues	$22,739,721	$4,882,000
Service fees — power generation plant	1,594,979	2,193,985
Other revenue	—	—
Gross revenues	24,334,700	7,075,985
Costs and expenses:
Construction costs	20,231,661	3,661,247
Operation and maintenance costs - power generation plant	682,620	721,895
Cost of revenues	20,914,281	4,383,142
Gross profit	3,420,419	2,692,843
Operating expenses:
Salaries and employee benefits	770,331	770,955
Occupancy - related party	26,038	11,315
General and administrative	875,905	628,990
Total operating expenses	1,672,274	1,411,260
Operating income	1,748,145	1,281,583

Other income (expense):
Interest (expense) / income, net	(1,174)	171
Interest (expense) - related party	(48,053)	(21,633)
Foreign currency exchange gain / (loss)	75,631	(83,658)
Other income, net	1,754	13,428
Total other income / (expense)	28,158	(91,692)

Consolidated income before income taxes	1,776,303	1,189,891

Income tax (expense)	(1,270,279)	(203,600)

Consolidated net income from continuing operations	506,024	986,291

Income from discontinued operations, net of income taxes	—	119,725

Consolidated net income	506,024	1,106,016

Less: Net income attributable to non-controlling interest	1,174,284	114,581

Consolidated net (loss) / income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(668,260)	991,435

Less: Preferred stock dividends	14,127	31,539

Consolidated net (loss) / income attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(682,387)	$959,896

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net (loss) / income per share from continuing operations	$(0.07)	$0.09
Diluted net (loss) / income per share from continuing operations	$(0.07)	$0.09
Basic net income per share from discontinued operations	$ N/A	$0.01
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,403,697	9,429,647

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)

Six Months Ended June 30, 2012 and 2011

	2012	2011

Net income	$175,182	$427,948
Other comprehensive income:
Foreign currency translation adjustment	370,311	561,059

Total comprehensive income	$545,493	$989,007

Net income attributable to Non-controlling interests	$1,860,180	$105,163
Foreign currency translation attributable to Non-controlling interests	63,422	63,952
Total Comprehensive (loss) / income attributable to the stockholders of Pernix Group, Inc.	$(1,378,109)	$819,892

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)

Three Months Ended June 30, 2012 and 2011

	2012	2011

Net income	$506,024	$1,106,016
Other comprehensive income:
Foreign currency translation adjustment	(126,316)	251,796

Total comprehensive income	$379,708	$1,357,812

Net income attributable to Non-controlling interests	$1,174,284	$114,581
Foreign currency translation attributable to Non-controlling interests	693	19,775
Total Comprehensive (loss) / income attributable to the stockholders of Pernix Group, Inc.	$(795,269)	$1,223,456

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2012 and 2011

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	(loss)	Stock	Stock	capital	Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Comprehensive income (loss)
Net income	$175,182	$(1,684,998)	$—	$—	$—	$—	$1,860,180
Foreign currency translation adjustment	370,311	—	306,889	—	—	—	63,422
Comprehensive income:	545,493
Preferred Stock dividends	(45,583)	(45,583)	—	—	—	—	—
Preferred Stock repurchased	(1,096,250)	—	—	—	(2,193)	(1,094,057)	—
Additional paid in capital from Incentive Stock Option Plan award	22,212	—	—	—	—	22,212	—
Distribution to Non-controlling Interest Holders	(1,404,474)						(1,404,474)
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Balance at June 30, 2012	$9,537,985	$(69,840,310)	$(231,562)	$94,037	$1,700	$76,844,750	$2,669,370

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	(loss)	Stock	Stock	capital	Interest

Balance at December 31, 2010	$8,810,126	$(69,932,707)	$(629,349)	$94,037	$3,893	$77,921,831	$1,352,421

Comprehensive income (loss)
Net income	$427,948	$322,785	$—	$—	$—	$—	$105,163
Foreign currency translation adjustment	561,059	—	497,107	—	—	—	63,952
Comprehensive income	989,007
Preferred Stock dividends	(62,729)	(62,729)	—	—	—	—	—
Change as a result of TransRadio disposition	(166,980)	—	—	—	—	—	(166,980)
Contributions from non-controlling interest	48,000	—	—	—	—	—	48,000
Balance at June 30, 2011	$9,617,424	$(69,672,651)	$(132,242)	$94,037	$3,893	$77,921,831	$1,402,556

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Consolidated net income	$175,182	$260,968
Adjustments to reconcile net income to net cash provided / (used) in operating activities: cash provided / (used) in operating activities
Depreciation	95,304	102,567
Amortization of Intangibles	—	78,154
Loss from discontinued operations	1,081,568	—
Incentive Stock Option Plan amortization expense	22,212	—
Changes in assets and liabilities:
Accounts receivable	10,261,503	(5,648,875)
Retainage Receivable	—	(405,599)
Accounts receivable - related party	(2,742)	(4,006)
Notes receivable - related party	692,098	—
Other receivables	(191,772)	—
Inventories and work in process	89,121	2,487,101
Prepaid expenses and other current assets	2,726,910	944,918
Other assets	35,193	876,232
Deferred income tax assets (net of valuation allowance)	1,001,363	—
Accounts payable	(19,550,096)	(1,717,288)
Accounts payable - related party	96,075	37,041
Income Taxes Payable	(193,696)	(24,228)
Accrued expenses	8,759,264	2,014,218
Billings in excess of cost and estimated earnings	1,709,999	(2,765,912)
Other liabilities	34,643	(1,115,707)
Net cash provided / (used in) operating activities	6,842,129	(4,880,416)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,200,000	—
Disposals/Transfers of Assets	80	1,362
Capital expenditures	(187,450)	(76,420)
Net cash provided / (used in) investing activities	1,012,630	(75,058)
Cash flows from financing activities:
Earnings distribution to non-controlling interest	(1,404,474)	—
Repurchase of Preferred Stock	(1,203,545)	—
Increase in Indebtedness	—	905,378
Capital contributions from minority interest holders	—	48,000
Proceeds from borrowings - bank vehicle loan	47,762	—
Proceeds from borrowings - related party	900,000	1,000,000
Payments on borrowings - related party	(700,000)	—
Net cash (used) / provided by financing activities	(2,360,257)	1,953,378

Effect of exchange rate changes on cash and cash equivalents	336,742	(93,306)
Net increase/(decrease) in cash and cash equivalents	5,831,244	(3,095,402)
Cash and cash equivalents at beginning of period	2,933,894	4,287,593
Cash and cash equivalents at end of period	$8,765,139	$1,192,191
Cash paid during the period for interest	$12,185	$47,140
Cash paid during the period for interest - related party	$12,897	7,500
Cash paid during the period for income taxes	$242,296	$541,284
Supplemental disclosure of noncash transactions:
Preferred stock dividends payable	$45,583	$62,729

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

Overview

Pernix Group is a global company managed from Lombard, Illinois. The Company was formed in 1995 as Telesource International, Inc., a wholly-owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of June 30, 2012, Pernix Group employs 138 people and is 96.8% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its eight subsidiaries.

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

Until March 2012, we also operated a RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. TransRadio had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian and the acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated and although the radio transmitter segment did win two contracts in March 2012, prior to the disposition, the Company did not know when historical levels of sales volumes would resume. On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on the effective closing date, March 28, 2012. For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations and sale of TransRadio was $1.1 million, net of the $0.8 million tax benefit. TransRadio accounted for $3.6 million and $2.7 million of 2011 and 2010 consolidated net losses, respectively. If not for these losses, Pernix would have had net income of $5.4 million in 2011 and would have reduced its net loss in 2010 to $1.2 million. The purpose of the sale was to curtail future losses attributable to TransRadio and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction, Power and Corporate segments.

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

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction. To highlight our accomplishments, the OBO has awarded two contracts in 2011 totaling $120.5 million and in January 2012 a sole source award (Sather) that the Company anticipates will provide revenue in the $98 million to $112 million range to Pernix via Pernix-Serka Joint Venture (PS JV). PS JV is a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka. Thus far PS JV has received an award and change orders totaling $50.2 million on the Sather project and is anticipating the remaining award amount to be defined in the third quarter of 2012. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts with revenue totaling over $153.5 million under this program during the fifteen months from April 2011 through June 2012.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project to $24.5 million. In the fourth quarter of 2011, Pernix established a limited liability company in Niger in connection with this contract. In early July, 2012, Pernix Group, Inc. received the Notice to Proceed (NTP) and Company representatives joined OBO representatives in Niger for a kick-off meeting that introduced the beginning of substantial construction on the project. The Company anticipates the project construction will continue into the third quarter of 2014.

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

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates in three countries and contributed $3.1 million, or 5.0% of our year to date 2012 revenue compared to $4.2 million or 40.3% for the comparable prior year period. We currently operate power plants in the Republic of the Fiji Islands (Fiji) and the Commonwealth of the Northern Mariana Islands (CNMI). In addition we are currently managing the power structure on an island in Vanuatu.

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

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel based power plant in Fiji. In 1999, FEA awarded TFL the contract to expand the power plant to 12 MW. During the coup in 2000, disturbances at the hydro power generation facility led to rolling power cuts on the main island of Viti Levu. At that time, FEA modified the contract to move the 12MW machines to Vuda Power Plant, which is the second largest diesel-based power plant in Fiji, and added 20MW for the Kinoya Power Plant. As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year Operation & Maintenance (O&M) contract for both the Kinoya and Vuda Power Plants in 2003.

In late 2005, FEA awarded TFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions. As yet another testament to FEA’s satisfaction with TFL, in June, 2012, TFL submitted a bid to FEA to add 20MW of additional capacity to the Vuda Power Plant. The Company anticipates that FEA will announce the successful bidder during the third quarter of 2012.

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

In August 2010, Modification 5 to the 20 year contract was signed by CUC and Pernix Group. This modification provides for an adjustment in fixed and variable fees under the contract which was necessary due to lower than anticipated growth and development on the island of Tinian. However, the modification requires the approval of the CNMI Public Utilities Commission (PUC) before it will take effect. As of early August, 2012, there are three active members appointed to the PUC in CNMI, which would provide an adequate quorum for approval of Modification 5 if the PUC was inclined to approve it at this time. CNMI is under significant financial pressure and the Company does not know when or if the PUC will approve this modification.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly-owned subsidiary in 2010 named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu. On January 1, 2011, VUI assumed responsibility for operating and maintaining a diesel power plant, hydro dam, and the entire T&D system for the city of Luganville and a 15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service. In short, this is a turn-key utility operation. VUI operates under a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was scheduled to terminate on August 31, 2011. The MOU was extended by the Government of Vanuatu indefinitely on August 31, 2011 until a permanent concessionaire is selected. VUI has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu.

Under the MOU, the Company receives various expense reimbursements and fees during this period for assuming the operations from the prior service provider. Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Operations. As of the date of this report, VUI anticipates that it will continue to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed. The government of Vanuatu may not render a decision regarding the longer term concession deed until the trial brought by the previous concessionaire is concluded. This may take up to two years depending on the complexity of the case and the schedule of the court.

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

TransRadio was acquired to serve as a global platform for cross-selling construction segment services. The acquired company was a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian. This acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae have deteriorated and although the radio transmitter segment did win two contracts in March 2012, prior to the disposition, the Company did not know when historical levels of sales volumes would resume.

In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. The loss on the operations and sale of the discontinued TransRadio operation before consideration of the income tax benefit are $0.7 million and $1.2 million, respectively, for the year to date period ending March 28, 2012, for a total loss of $1.9 million before the tax benefit of $0.8 million for the January 1, 2012 through the date of the sale. To be consistent with the 2012 presentation, the Company reclassified the $0.8 million net loss from TransRadio operations for the comparable six months ended June 30, 2011 to be presented as loss from discontinued operations, net in the 2011 statement of operations. See the note regarding Discontinued Operations for additional information.

2. Significant Accounting Policies

Basis of Presentation— The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2012.

Principles of Consolidation and Presentation— The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. Also see Note 1 regarding joint ventures.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2012 presentation, including the retroactive reclassification of 2011 results of TransRadio operations to discontinued operations presentation in the condensed consolidated statement of operations as described above.

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

Revenue Recognition— We offer our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Prior to March 28, 2012, the Company also operated the RF Transmitter Design, Installation and Service segment. Revenue recognition for each of the non-corporate segments is described by segment below.

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

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations, net of tax benefits for the six month periods ended June 30, 2012 and 2011. See the note regarding Discontinued Operations. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated.

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

3. Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an ASU that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and an entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this guidance as of January 1, 2012 and it did not have a material impact on our financial statements or disclosures as the Company does not have significant offsetting arrangements.

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

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. As of January 1, 2012, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the roll forward of activity in Level 3 fair value measurements. The only Level 3 activity during the six months ended June 30, 2012 was the write down of the $0.5 million trade name in connection with the sale of TransRadio. There were no other remaining Level 3 assets or liabilities as of June 30, 2012 or December 31, 2011.

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

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011. These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only Level 3 assets or liabilities that the Company had upon adoption were the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. As of June 30, 2012, no intangible assets remain on the condensed consolidated balance sheet. See the note regarding Discontinued Operations of TransRadio.

4. Recently Issued Accounting Pronouncements

There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements or disclosures upon adoption.

5. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at June 30, 2012 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the period ended June 30, 2012:

Contract Backlog Schedule

Balance at December 31, 2011	$70,996,164
New Construction Contracts / amendments to contracts in 2012	59,675,806
Less: Construction revenue earned as of June 30, 2012	58,237,652
Balance at June 30, 2012	$72,434,318

Management anticipates that approximately $14.8 million of the $72.4 million backlog as of June 30, 2012, will be recognized as revenue after 2012. On September 30, 2011, PS JV was awarded the Embassy West Task Order for an $80.3 million project to be completed in Baghdad, Iraq under the IDIQ contract. On October 21, 2011, the Company received a stop work order from the U.S. Department of State as a result of notification that the award had been protested by another bidder. On November 3, 2011, the OBO solicited revised technical and price proposals. On November 7, 2011, the Company filed a protest of the November 3, 2011 action by the OBO. The protest was subsequently dropped by the Company and in early 2012, OBO revised the scope of the project, retendered the contract for bid and Pernix rebid the contract on May 3, 2012. OBO requested repricing from several providers, including Pernix Group, Inc. We submitted the repricing in the early third quarter of 2012. We anticipate that OBO will announce an award in the third quarter of 2012. Therefore, the table does not include any amounts related to Embassy West.

The table includes the sole source Task Order award (Sather) received by Pernix on January 13, 2012 for a re-procurement contract having a total estimated value of between $98 million and $112 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Thus far PS JV has received an award and change orders totaling $50.2 million on the Sather project and is anticipating the remaining award amount to be defined in the third quarter of 2012. The majority of the Sather contract revenue is expected to be recognized in 2012 and to a lesser degree in 2013. As previously noted, the Company received a notice of scope reduction on the Shield (n.k.a. Baghdad Police Academy Annex) contract and we are working with OBO to determine the extent of work that remains to be done on this contract which was over 70% complete prior to receipt of the notice of scope reduction. Approximately $18.8 million of the Shield contract is in the backlog as of June 30, 2012 and management is unsure as to how much of this remaining Shield backlog will be attainable as the Company continues to work amicably with OBO toward a fair and reasonable negotiated final settlement on the project. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Baghdad Police Academy Annex (f.k.a. Shield) project.

6. Discontinued Operations

A controlling interest in TransRadio was acquired by the Company in late 2009. The interest in TransRadio was acquired to serve as a global platform for cross-selling construction segment services, was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated. Reflecting the impact of this deterioration on the fair value of the related intangible assets during 2011, the Company recognized impairment of the full amount of the customer relationship intangible asset and a portion of the trade name intangible asset in the amounts of $1.3 million and $0.4 million, respectively. Although the radio transmitter segment did win two contracts in March 2012, the Company did not know when historical levels of sales volumes would resume. In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that had been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp. (buyer and a related party); thereby recognizing a pre-tax loss of $1.9 million. The $0.7 million loss and $0.8 million loss from TransRadio discontinued operations during the first six months ending on June 30, 2012 and the six months ended June 30, 2011, respectively, have been included in the loss from discontinued operations, net of the tax benefit in the consolidated statement of operations. TransRadio was sold effective March 28, 2012 so operations through that date are included in the loss on sale of discontinued operations in the quarter and six month periods ended March 31 and June 30, 2012, respectively. Following is a summary of loss from the operations and sale of TransRadio for the six month periods ended June 30, 2012 and 2011 (in millions):

Loss from discontinued operations and sale of TransRadio for the six months ended June 30, 2012 and 2011 (in millions)

	2012	2011
Revenues	$1.0	$7.1
Cost of Goods Sold	0.6	5.2
Operating expense and other	1.1	2.8
Operating (loss) before income tax benefit of $0.3 and $0.0 respectively	(0.7)	(0.9)
Income tax benefit on disposal	0.5	0.0
(Loss) on sale of discontinued operations, net	(0.7)	—
(Loss) on discontinued operations and sale of TransRadio, net	$(1.1)	$(0.8)

Net assets from discontinued operations for TransRadio included in the consolidated balance sheet as of December 31, 2011 are as follows:

Net Assets Related to Discontinued Operations (In thousands)	December 31, 2011
Cash and cash equivalents	$19
Accounts receivable	1,098
Work in Process	754
Inventory	2,926
Restricted Cash - current	544
Prepaid and other current assets	483
Total current assets	5,824
Property, Plant and Equipment	400
Trademark	489
Other assets	125
Accounts payable	(451)
Accrued expenses	(277)
Accounts payable - other	(211)
Other current liabilities	(43)
Short term debt	(947)
Outstanding credit line	(892)
Billings in excess of costs and estimated earnings	(802)
Deferred tax liability	(175)
Net assets related to discontinued operations	$3,040

7. Short-Term and Long-Term borrowings

As of June 30, 2012 and December 31, 2011, the Company has $2.25 million and $1.35 million of outstanding debt under agreements with related parties. The interest rate on the borrowings is 5% per annum. The interest expense during the six month periods ending June 30, 2012 and 2011 amounted to $60,548 and $2,083, respectively.

Included in the debt outstanding as of June 30, 2012 is a short-term debt agreement with Bent Marketing Ltd., a related party that was entered into during May of 2011. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2012. Also included in the outstanding debt as of June 30, 2012 is a $1,250,000 long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014.

On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May, 2012 along with accrued interest.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio. The interest rate on both loans was 5% and the loans were due on June 30, 2012 and March 14, 2013, respectively.  As of December 31, 2011, the first loan was an intercompany loan that eliminated in consolidation and the second loan had not yet been extended to TransRadio. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp. (a related party) assumed the loans. During May 2012, the loans of $350,000 and 325,000, respectively, for a total of 675,000 plus accrued interest of $13,052 were repaid. TransRadio, has a €1.1 million (approximately $1.5 million at December 31, 2011) bank credit agreement with three German banks Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines (€0.5 million each) 7.25% per annum on the Commerzbank line (€0.1 million). As of December 31, 2011, $891,709 was drawn under the credit line. The Company sold its equity interest in TransRadio in March 2012, therefore, the loans are no longer reported in the Company’s Consolidated Balance Sheet as of June 30, 2012.

TransRadio has outstanding short term debt at December 31, 2011 with Bent Marketing Ltd and Fedor Commercial Corporate Loans amounting to $0.4 million and $0.6 million respectively. These loans were due in full at June 30, 2012 and have an interest rate of 5%. The Company sold its equity interest in TransRadio in March 2012, therefore, the loans are no longer reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2012. See the note regarding Discontinued Operations.

8. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of June 30, 2012 and December 31, 2011 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts as of

	June 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$107,152,976	$53,145,213
Estimated earnings	8,725,460	4,495,572
Total cost and estimated earnings	115,878,436	57,640,785
Less: Billings to date	121,942,926	61,995,276
Total costs and estimated earnings in excess of billings on uncompleted contracts	$(6,064,490)	$(4,354,491)

These amounts are included in accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,064,490	4,354,491
Billings in excess of costs and estimated earnings on uncompleted contracts	$6,064,490	$4,354,491

9. Equity

Preferred Stock—The Company has 50 million shares of authorized Preferred Stock. Ten million of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and during 2010, 2,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). As of June 30, 2012 and December 31, 2011, 38 million shares were undesignated.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of June 30, 2012 and December 31, 2011, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2010, the Company issued 389,250 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, the Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A.,

BVI and Halbarad Group, Ltd., BVI. As of June 30, 2012 and December 31, 2011, 170,000 and 389,250 shares of the Series B Preferred Stock were issued and outstanding, respectively and would have converted into 11,334 and 25,950 shares of common stock, respectively, if converted. As of June 30, 2012 and December 31, 2011, preferred share dividends of $103,109 and $164,821, respectively, were accrued. The dividend expense for the six months ended June 30, 2012 and 2011 was $45,583 and $62,729, respectively. The Series B preferred stockholders may negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders.

Common Stock—As of June 30, 2012 and December 31, 2011, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first six months of 2012 and 2011 Pernix Group issued no common shares.

10. Computation of Net Earnings / (Loss) Per Share

Basic and diluted net earnings / (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. 162,513 and 25,950 shares associated with stock options and convertible preferred stock are excluded for the six month periods ended June 30, 2012 and 2011, respectively. 172,561 shares associated with stock options and convertible preferred stock are excluded for the three month period ended June 30, 2012. In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the Condensed Consolidated Statement of Operations the basic loss per share from discontinued operations for the six month periods ended June 30, 2012 and 2011, and the basic gain per share from discontinued operations for the three month periods ended June 30, 2011. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations for the six month periods ended June 30, 2012 and 2011 as the inclusion would be anti-dilutive (i.e., reduce the net loss per share from discontinued operations).

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

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the six month period ended June 30, 2012.

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

The following summarizes stock option activity for the six month periods ended June 30:

	2012		2011
	in thousands except share data	Weighted Average Exercise Price	in thousands except share data	Weighted Average Exercise Price

Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	175,000	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	22,500	N/A	0	N/A
Options outstanding, at June 30	152,500	2.09	0	N/A
Options exercisable, at June 30	0	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at June 30, 2012:

Options Outstanding
Weighted
	Average	Weighted
	Remaining	Average
Number	Contractual	Exercise	Aggregate
Outstanding	Life	Price	Intrinsic Value
(in thousands)	(in years)		(in millions)
152,500	9.6	$2.09	$0

No such options were exercisable as of December 31, 2011.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2012 was $1.04. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Key assumptions:

Risk-free interest rate	1.2%
Dividend yield	0.0%
Expected volatility	50%
Expected life in years	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plan is new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of June 30, 2012. As history is developed that is robust enough to be considered reliable, the forfeiture rate will be adjusted to reflect it.

Total share-based compensation expense for the six month periods ended June 30, 2012 and 2011 was $22,212 and zero, respectively. As of June 30, 2012 and December 31, 2011, there was $0.1 million and zero, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 5 years, equivalent to the vesting period.

The Company received no cash during the quarter ended June 30, 2012 and 2011, respectively, related to stock awards exercised as no options were exercised during the periods. The Company used no cash and did not realize any tax benefit from stock awards exercised for the quarters ended June 30, 2012 and 2011. 22,500 options were forfeited or cancelled during the period ended, June 30, 2012.

12. Commitments and Contingencies

The Company is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity, however, the impact of such disposition on the results of operations is not certain as of June 30, 2012.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marinas Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation (NMHC) has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve an allegation of various construction, design and other defects. Subsequently, homeowners in the project filed their own lawsuit and/or joined into this action. The consolidated matter is Case No. 06-0123, filed in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims.

The Company accrued estimated losses totaling $1.3 million during the 2004 through 2012 timeframe with respect to these claims. In 2007, the Company paid $139,000 to claimants resulting in an accrual of $970,000 at December 31, 2007. In 2008, the Company paid $92,817 to claimants reducing the accrual to $877,183 at December 31, 2008. No incremental accruals or payments were made during 2009 or 2010. In the third and fourth quarters of 2011, a $75,000 reduction of the accrual was recorded upon payment of a fee for a civil engineer to conduct a design inspection of the subject houses. The study is complete and no additional such expenditures are anticipated at this time. During the third quarter of 2011, a summary judgment was reached that may allow for the plaintiff to recover certain attorney fees related to code violations and workmanship claims. The Company has denied any liability and has aggressively defended itself to mitigate and/or dismiss the claims against it. In light of its plans to defend its position, during the first quarter of 2012 the Company accrued an additional $176,000 related to legal fees incurred and likely to be incurred in the event the case goes to trial in mid-2012 as disclosed above. During the second quarter of 2012, the parties agreed to enter into one week of “binding mediation” rather than go to trial. However, the mediation between the parties failed and the judge overseeing the mediation issued a binding, non-appealable decision on July 23, 2012 which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants.  Due to the lack of an apportionment, the Company has not adjusted the related accrual as of June 30, 2012, subsequent to receiving the July 23, 2012 ruling. The remaining accrual is $1.1 million as of June 30, 2012, reflecting an increase of $0.2 million since December 31, 2011 due to accruals for additional legal fees related to the Koblerville case. On August 6, 2012, TCNMI filed a motion to request apportionment in order to obtain definition of the amount of liability that is attributable to TCNMI.  The Company also requested in the motion the ruling pertaining to the award of a portion of the liability as well as certain attorney costs awarded to NMHC be vacated. The judge did indicate in his July 23 decision that the plaintiffs were awarded reasonable attorney fees and requested the fees be submitted within ten days. On August 3, 2012, the plaintiffs filed a request for attorney fees for $2.0 million and asked the court to multiply that award by 7 times to total $14.0 million. TCNMI intends to oppose this request and views it to be excessive. No ruling has yet been issued on this request.

As of the date of the filing of this Form 10-Q, no apportionment or other ruling requested in the motion filed by TCNMI has been issued.  The accrual will be adjusted, if necessary, as determined based on any future ruling when and if such a ruling is received. The Company’s strategy with regard to the TCNMI operations is yet to be determined as it is somewhat dependent on the resolution of the issues in the legal motion filed on August 6, 2012. The Company estimates that, depending on the outcome of the motion filed by TCNMI on August 6, 2012, the Company may have an estimated liability in the range of $800,000 to $4,450,000. The Company has denied any liability and will aggressively defend itself to mitigate and/or dismiss the claims against it. This range of liability does not include any amounts that may ultimately be attributable to TCNMI related to the August 3 filing by homeowners of the request for legal fees because the judge has not yet ruled on the amount or apportionment of legal fees pursuant to the homeowners request.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $684,000USD as of June 30, 2012) if found to be negligent or 750,000 FJD (or approx. $410,000 USD as of June 30, 2012) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $106,000 USD) as of June 30, 2012.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL. TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. TFL has not been found to be negligent in connection with this incident. Therefore, under the policy, TFL had a deductible in the amount of 750,000 Fijian Dollars (FJD) related to the property damage and a deductible related to the business interruption coverage of 250,000 FJD . All deductibles were accrued in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $300,237 FJD ($168,463 USD) were recorded as of December 31, 2011. In May 2012, TFL paid a deductible of FJD 950,000 (or approx. $537,700 USD) related to the August 2011 engine failure and related business interruption in accordance with its agreement with the Fiji Electric Authority. This deductible settlement was approximately $0.1 million less than what had been accrued in 2011 and that $0.1 million adjustment to the estimate was recorded as a reduction in operating expenses in the second quarter of 2012.

A $1.1 million FJD ($602,000 USD as of June 30, 2012) business interruption claim before time deductible was filed with the insurer. The total business interruption claim after time deductible was 902,097 FJD ($494,000 USD as of June 30, 2012). During the six months ended June 30, 2012, these business interruption insurance proceeds have been received or accepted in writing by the insurer and were recorded as income. TFL performed certain restoration work in relation to the G8 engine that generated $342,304 FJD (approximately $191,690 USD for the six months and quarter ended June 30, 2012). The costs of the services TFL incurred in relation to the restoration work during the year to date and second quarter periods were 41,167FJD and 117,060 FJD, (approximately $23,000 USD and $65,000 USD for the six and three months ended June 30, 2012). The G8 engine was re-commissioned on March 19, 2012 and is operational. TFL will file an additional business interruption claim for FJD 715,202 ($395,000 USD) pertaining to the engine failure during the last half of 2012. The Company has not recorded any proceeds of this additional claim and will not do so until the proceeds are confirmed and / or paid by the insurer. The Company anticipates resolution of outstanding and planned claims during the late 2012 or early 2013.

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

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage a power plant in Tinian. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the island of Tinian. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1.3 million in costs associated with this upgrade as of June 30, 2012. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero up to $125,000 may still be incurred.

The Tinian power plant requires a permit with the Department of Environmental Quality. The Company currently has a temporary permit and expects to receive a permanent permit. However, substantial consequences could occur if the Company does not receive a permanent permit.

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at June 30, 2012 are:

Year	Total Lease Payments
2012	$164,600
2013	290,316
2014	238,883
2015	233,038
2016	37,367
Thereafter	0
Total	$964,204

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.2 and $0.4 million for the six month periods ended June 30, 2012 and 2011, respectively, including the lease expense associated with TransRadio discontinued operations as disclosed below.

On March 28, 2012, the Company sold its interest in TransRadio thereby significantly reducing Pernix Group, Inc. minimum lease commitments compared to December 31, 2011, at which time minimum lease commitments totaled $1.7 million. TransRadio’s expense included in the Company’s lease commitments for the six months ended June 30, 2012 and 2011 was $0.1 million and $0.3 million, respectively and was included in the loss from discontinued operations in the Condensed Consolidated Statement of Operations for both periods.

During the fourth quarter of 2011, the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year. The total rent expense accrued during the six month periods ended June 30, 2012 and 2011 under the new lease was $64,486 and zero, respectively.

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease for the new corporate headquarters began May 1, 2011 and runs for five years through April 30, 2016 with Baron Real Estate Holdings, a related party. The lease calls for a base rental payment of $7,015 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years. The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at June 30, 2012, as presented above. Total rent expense accrued under the old and new lease agreements approximated $42,509 and $36,696 during the six month periods ended June 30, 2012 and 2011, respectively.

13. Work in Process and Inventories

As of June 30, 2012 and December 31, 2011 the components of inventories are as follows:

	2012	2011
Work in process	$0	$753,776
Raw materials	$0	$2,926,188
Supplies	1,449,700	1,533,408
Inventories	$1,449,700	$5,213,372

Work in process inventory represented the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers. Included in these costs were material, labor and charges associated with certain subassemblies manufactured by third parties. Raw materials consisted of various components that were sold as spare parts or are incorporated in the manufacture of transmitter equipment. There are no work in process or raw material inventories as of June 30, 2012 as TransRadio was sold during the first quarter of 2012. The supplies inventory represents the value of spare parts maintained by the Company for use in the diesel power generators.

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

15. Fair Value Disclosures

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000. As of June 30, 2012 and December 31, 2011, the Company has $1.0 million and $1.35 million of outstanding debt under these agreements. The interest rate on the borrowings is 5% per annum. The remaining $1.0 million outstanding, and related accrued interest is to be repaid no later than August 31, 2012. The interest expense during the six month period ending June 30, 2012 and 2011 amounted to $60,548 and $2,083, respectively.

Also included in the outstanding debt as of June 30, 2012 is a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014. The interest rate on the borrowings is 5% per annum.

The fair value of these financial instruments approximates carrying value as the impact of any reasonable shock to interest or credit risk would be minimal in light of the remaining terms and amounts outstanding as of June 30, 2012.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short-term loans to TransRadio in amounts that remained outstanding as of March 31, 2012 of $350,000 and $675,000, respectively. The interest rate on both loans was 5% and both loans have been repaid as of June 30, 2012. On March 28, 2012, the Company sold its interest in TransRadio.

Prior to its sale of TransRadio, the Company held fixed rate short term-debt and had outstanding short term borrowings under a fixed rate line of credit through its TransRadio subsidiary. Short-term outstanding borrowings totaled $947,485 as of December 31, 2011 and the outstanding borrowings under the fixed rate line of credit were $891,709 as of December 31, 2011. These amounts are no longer the liability of the Company as Bevita Commercial Corp., a related party and the buyer of TransRadio, assumed these liabilities in connection with the purchase of TransRadio on March 28, 2012.

From time to time, the Company holds financial instruments, receivables related to sales-type lease, and foreign currency contracts. As of June 30, 2012 and December 31, 2011, the Company did not hold such financial instruments.

16. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. As of June 30, 2012, the Company holds no intangible assets.

17. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at June 30, 2012 and December 31, 2011. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital.

The Company accrued $39,791 and $38,852 of interest payable to SHBC for unreturned capital during the six month periods ending June 30, 2012 and 2011, respectively. No other services were provided by SHBC.

Until May 2011, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $51,768 for the six months ended June 30, 2011. The charges for computer hardware and software services charged by Computhink during the six months ended June 30, 2012 were $36,739.Total related party accounts receivable as of June 30, 2012 and as of December 31, 2011 from Computhink are $7,902 and $7,252, respectively.

18. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013. As of June 30, 2012 and December 31, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $7.9 million and $2.8 million, respectively. As of December 31, 2011, $0.5 million of this uninsured amount was restricted cash in Germany, related to TransRadio. The Company sold its interest in TransRadio on March 28, 2012 and has no restricted cash as of June 30, 2012.

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

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For the six months ended June 30, 2012

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$58,247,272	$—	$3,077,683	$—	$61,324,955
Interest (expense)	(41)	—	(698,780)	—	(698,821)
Interest (expense) - related party	(39,791)	—	—	(49,502)	(89,293)
Interest income	7	—	99	686,959	687,065
Depreciation and amortization	1,833	—	80,305	13,405	95,543
Income tax benefit / (expense)	525,200		(1,308,710)	(377,030)	(1,160,540)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries from continuing operations	2,413,816	—	(1,355,333)	(1,671,539)	(613,056)
Income tax benefit / (expense) from discontinued operations		—		(812,179)	(812,179)
Gain (loss) from discontinued operations (net)		(1,117,525)		—	(1,117,525)
Total capital expenditures	34,470	—	103,551	49,304	187,325
Total assets from continuing operations	27,787,393	—	3,746,581	2,568,253	34,102,227

For the six months ended June 30, 2011

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$6,162,006	$—	$4,157,820	$—	$10,319,826
Interest (expense)	(174)	—	(688,604)	—	(688,778)
Interest (expense) - related party	(38,852)	—	—	(2,083)	(40,935)
Interest income	169	—	—	688,918	689,087
Depreciation and amortization	224	—	38,183	4,181	42,588
Income tax benefit / (expense)	—	—	(267,052)	—	(267,052)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries from continuing operations	457,537	—	1,315,979	(752,773)	1,020,743
Gain (loss) from discontinued operations (net)		(760,687)			(760,687)
Total capital expenditures	—	—	10,166	57,292	67,458
Total capital expenditures from disc. operations		—		9,542	9,542
Total assets from continuing operations	3,256,712	—	5,345,195	2,753,379	11,355,286
Total assets from discontinued operations		10,364,166			10,364,166

For the three months ended June 30, 2012

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$22,739,721	$—	$1,594,979	$—	$24,334,700
Interest (expense)	(25)	—	(344,303)	—	(344,328)
Interest (expense) - related party	1,449	—	—	(49,502)	(48,053)
Interest income	—	—	67	343,085	343,152
Depreciation and amortization	870	—	(14,178)	7,386	(5,922)
Income tax benefit / (expense)	211,012	—	(1,393,671)	(87,620)	(1,270,279)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries from continuing operations	1,125,036	—	(1,351,584)	(455,839)	(682,387)
Income tax benefit / (expense) from disc. operations	—	—	—	—	—
Gain (loss) from discontinued operations (net)	—	—	—	—	—
Total capital expenditures	—	—	7,309	31,229	38,538
Total assets from continuing operations	27,787,393	—	3,746,581	2,568,253	34,102,227

For the three months ended June 30, 2011

		RF Transmitter
		Design, Installation	Power Generation
	General Construction	and Service	Services	Corporate	Total
Revenue	$4,882,000	$—	$2,193,985	$—	$7,075,985
Interest (expense)	(174)	—	(345,811)	—	(345,985)
Interest (expense) - related party	(19,550)	—	—	(2,083)	(21,633)
Interest income	31	—	—	346,125	346,156
Depreciation and amortization	3	—	18,692	2,498	21,193
Income tax benefit / (expense)	—	—	(203,600)	—	(203,600)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries from continuing operations	596,804	—	324,329	(80,963)	840,170
Gain (loss) from discontinued operations (net)	—	119,726	—	—	119,726
Total capital expenditures	—	—	5,891	57,292	63,183
Total capital expenditures from disc. operations	—	—	—	2,542	2,542
Total assets from continuing operations	3,256,712	—	5,345,195	2,753,379	11,355,286
Total assets from discontinued operations	—	10,364,166	—	—	10,364,166

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

Fixed assets located at TFL in Fiji were $220,965 and $230,957 as of June 30, 2012 and December 31, 2011, respectively.

	Total Revenue		Fixed Assets - Net
Location	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Dec 31, 2011

Revenue and net fixed assets from continuing operations
United States	$58,247,272	$6,162,006	$135,734	$65,365
Comm. of Northern Mariana Islands	809,350	795,279	8,482	9,568
Fiji	1,536,328	2,015,497	220,965	230,957
Vanuatu	732,005	1,347,044	35,548	—
Niger	—	—	7,838	10,083
Total Revenue and net fixed assets from continuing operations	$61,324,955	$10,319,826	$408,567	$315,973

Major Customers

The first major customer relates to the General Construction segment. On April 14, 2011, PS JV was awarded a $92.7 million Task Order for design and construction services in Baghdad, Iraq under the IDIQ contract. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this Task Order began in June, 2011. In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice and the company is in the process of proposing and negotiating a fair and reasonable final settlement with

OBO. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on the Baghdad Police Academy Annex Task Order. The Company continues to work with OBO toward a final settlement on the project. OBO remains a major customer vis-à-vis the award of the Sather contract to PS JV under the IDIQ contract during the first six months of 2012. Revenue on these Task Orders was $56.9 million and $2.9 for the six month periods ended June 30, 2012 and 2011, respectively, accounting for 93% and 27% of total revenue from continuing operations for the periods. In January 2012, the OBO exercised Option Year 1 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2013.

The second major customer relates to the Power Generation segment. The Company signed a 20-year operations and maintenance agreement with the Fiji Electric Authority (FEA) in April 2003 and recognized revenues under the contract of $1.5 million and $2.0 million in the six month periods ended June 30, 2012 and 2011, respectively. Revenues from FEA were 2.5 % and 19.5% of the Company’s total revenues from continuing operations in the six month periods ended June 30, 2012 and 2011, respectively.

The third major customer relates to the Power Generation services segment. Pernix Group, under a Memo of Understanding (MOU) is performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was extended on August 31, 2011 until a long term concessionaire is named. The Company receives expense reimbursements and management fees during this period for assuming the operations from the prior service provider. Revenue from the Vanuatu operations was $0.7 million or 1.2% and $1.3 million or 13.1% of the Company’s revenue from continuing operations for the six month periods ended June 30, 2012 and 2011, respectively.

As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji. This project began in 2007. The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. Revenue from this customer totaled $0.3 million or 0.6% of consolidated total revenues from continuing operations in the first six months of 2012 and $3.2 million or 31.3% of consolidated total revenues in the first six months of 2011.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in additional contract revenue representing $1.0 and $7.1 million for the first six months of 2012 and 2011, respectively. Revenue from the RF Transmitter sales is presented in the loss from discontinued operations for the six month periods ended June 30, 2012 and 2011.

20. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts was generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts required the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment. As December 31, 2011, the amount recorded as advanced payments received on account of orders is 0.8 million. TransRadio was sold during the first quarter of 2012; therefore no such prepayments are included in the Condensed Consolidated Balance Sheet as of June 30, 2012.

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. During the quarter ended June 30, 2012 the Company increased its valuation allowance on its CNMI deferred tax assets by $1.4 million, as management no longer considers it more likely than not that the company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit. The CNMI deferred tax assets are fully reserved for as of June 30, 2012. As of June 30, 2012 and December 31, 2011, no valuation allowance remained on federal U.S. net operating loss carry forward deferred tax assets as management believed at that time and continues to believe that it is more likely than not that the Company will generate future U.S. taxable income at a sufficient level to utilize all of the U.S. NOL carry forwards.

During the quarter ended June 30, 2012, the Company reduced by $0.5 million to $0.7 million the valuation allowance against the state of Illinois deferred tax assets, reflecting the expiration of the prohibition or limitation of utilization of net operating losses to offset taxable income for tax periods beginning after December 31, 2013.

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

The $1.2 million tax expense for the six month period ending June 30, 2012 excludes $0.8 million of federal tax benefit that is presented within the loss on the sale of discontinued operations, net in the Condensed Consolidated Statement of Operations. There were no material interest expenses or penalties for the quarter. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2005 through 2011 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company had income tax expense of $0.3 million from continuing operations in the first six months of 2011. The TransRadio income tax benefit of $23,074 is presented as part of the loss on sale of discontinued operations in the Condensed Consolidated Statement of Operations for the first six months of 2011.

22. Subsequent Events

On July 23, 2012, the Company received a ruling pertaining to the Koblerville litigation. Please see the Commitments and Contingencies note for further information.

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the six months ended June 30, 2012 and 2011 as the “six month periods ended June 30, 2012 and 2011”, respectively or as the “first six months of 2012 and 2011”, respectively.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues

Total revenues increased $51.0 million to $61.3 million for the six month period ended June 30, 2012 compared to $10.3 million for the prior year period. This increase is primarily attributable to the $52.1 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2012 relate to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Fiji and Niger. The increase as compared to 2011 is primarily attributed to two Iraq contracts to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 (“Baghdad Police Academy Annex” f.k.a. “Shield”) and January 2012 (“Sather”). Revenue for the Baghdad Police Academy Annex and Sather contracts increased $33.7 million to $36.5 million for the six months ended June 30, 2012. Revenue for the Sather project was $20.4 million and $0 for the six months ended June 30, 2012 and 2011, respectively. Significant work progressed on the Shield contract during the current year to date period as the project is essentially complete at June 30, 2012 based on the scope as amended by the partial termination for convenience notice received in March 2012. The Sather contract was awarded during the first quarter of 2012 and it is 41% complete as of June 30, 2012. Only $2.8 million of revenue was recorded on these contracts in the first six months of 2011 as the Shield contract construction had just begun in April, 2011 and the Sather contract had not yet been awarded to PS JV. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the Baghdad Police Academy Annex Task Order. The Company continues to work with OBO toward a fair and reasonable final settlement on the Task Order.

In addition, approximately 5% of the Niamey, Niger embassy rehabilitation project was completed during the first six months of 2012, resulting in $1.0 million of construction revenue compared to no revenue recorded on this contract in the first six months of 2011 as it was not awarded to Pernix until August of 2011. The Niger contract is expected to be completed in mid-2014 with steady progression of significant work expected beginning in July 2012 and continuing until completion in mid-2014.

The increase in construction revenue driven by the CHU IDIQ program and Niger project was partially offset by the $2.9 million decrease in revenue, from $3.2 million in the first six months of 2011 to $0.3 million in the first six months of 2012, related to the U.S. Embassy projects in Fiji which were complete or substantially complete as of December 31, 2011.

RF Transmitter Design, Installation and Service — During the first six months of 2012 and 2011, revenues related to TransRadio contracts totaled $1.0 million and $7.1 million, respectively and are included in the “Loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues vary depending upon the size and number of contracts completed and accepted during a period. No individually significant large contracts were completed in 2012 prior to the sale of TransRadio. The revenue for the six months ended June 30, 2011 that is included in the “Loss from discontinued operations, net of income taxes” reflects the second quarter 2011 completion and acceptance of the Luxembourg contract that generated revenue of approximately $3.5 million coupled with revenue from contracts completed and accepted in the first six months of 2011 in Switzerland, Germany, Israel and Spain that totaled $2.5 million along with other revenue.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased $1.1 million (or 26%) to $3.1 million for the six months ended June 30, 2012, from $4.2 million for the six months ended June 30, 2011. The decrease was due primarily to a lower management fee from the Vanuatu power generation facility ($0.6 million decrease). During 2012, the facility is operating at steady state and earned a lower fee compared to the comparable 2011 quarter when significantly higher facility safety, maintenance and other operations activities were occurring as VUI transitioned into the facility replacing the prior concessionaire. In addition, there were lower revenues from TFL reflecting the impact of higher Fijian hydro power utilization and the engine failure that occurred in August 2011 triggering lower power generation in Kinoya until the engine was fully recommissioned in March 2012. This decrease in revenue from the engine failure was more than offset by the insurance proceeds and engine rebuild revenues included in “other income” totaling $0.6 million for the six months ended June 30, 2012.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $49.2 million to $54.0 million for the first six months of 2012 compared to the comparable period of 2011, primarily reflecting the costs on the Iraq CHU IDIQ Task Order awards and related modifications that were not awarded to the PS JV until after the first quarter of 2011 coupled with the impact of the costs related to the Niger embassy project. This increase is slightly offset by a decrease in potential warranty-related costs related to the Fiji Embassy contracts as both of the contracts were substantially complete at December 31, 2011.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and were $0.6 million for the 2012 period prior to the sale of TransRadio and $5.2 million for the first six months of 2011. These costs are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations for both periods.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased $0.8 million to $2.1 million for the first six months of 2012 from $1.4 million for the comparable prior year period, primarily reflecting the increase in planned maintenance expense resulting from the first quarter 2012 completion of the 60,000 hour planned maintenance and partial completion of 48,000 hour planned maintenance on two Fijian engines. The maintenance costs for the prior year period were approximately $0.1 million.

Gross Profit

Gross profit increased by $1.0 million to $5.2 million for the six months ended June 30, 2012 as compared to $4.2 million in the comparable 2011 period. The increase was due primarily to the higher gross profit from the construction segment year over year reflecting the Company’s significant strides in the past several years in business development efforts and this increase more than offset the decrease in the power generation segment. Several unusual events contributed to the lower than anticipated power segment gross profit for the period including longer than anticipated time to bring the G8 engine in Fiji back on line, higher maintenance expenses on engines and greater utilization of hydro power in Fiji.  We do not expect these conditions to persist in the remainder of 2012. Furthermore, the negative impact of the G8 engine outage in the first six months of 2012 was more than offset by the recording of business interruption insurance proceeds and engine rebuild revenues totaling $0.6 million and presented in Other Income as discussed below.

Operating Expenses

Salaries and Employee Benefits — Salaries and employee benefits increased $0.3 million for the six months ended June 30, 2012 compared to the prior year period reflecting the higher expenses associated with expanding our management team and supporting professional staff to meet the needs of our growing business.

General and Administrative Expenses — General and administrative expenses increased $0.5 million in the first six months of 2012 from approximately $1.2 million for the first six months of 2011 primarily due to the legal costs accrued in connection with the pending TCNMI litigation and higher travel expenses also associated with our growing business which more than offset lower corporate professional fees.

Other Income (Expense)

Other income increased by $0.8 million during the first six months of 2012 compared to the comparable period ended June 30, 2011, reflecting business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was no such income during the first quarter of 2011.

Pretax Income

Consolidated pretax income increased 69% or $1.0 million from 1.5 million to $2.5 million for the six months ended June 30, 2012 compared to the prior year six month period as the higher income from construction activities under the IDIQ containerized housing program coupled with other income was partially offset by lower operating income from the power generation segment and higher corporate expenses incurred to support our growing business.

Consolidated Net Loss

Consolidated net losses were $1.7 million for the six months ended June 30, 2012 compared to net income of $0.3 million for the six months ended June 30, 2011. This loss includes the loss from discontinued operations in both periods. In addition to the variances in pretax income cited above, the loss from TransRadio discontinued operations was $1.1 million, net of tax benefit of $0.8 million, during the 2012 period and $0.8 million, net of tax benefit of approximately $24,000 during the 2011 period. The tax expense from continuing operations increased by $0.8 million reflecting the tax effect of higher current taxable income and the net increase in the valuation allowance against deferred tax assets. The decrease in the valuation allowance on state deferred tax assets ($0.5 million) was more than offset by the increase in the TCNMI deferred tax asset valuation allowance ($1.4 million) reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville case. The loss per share from discontinued operations was ($0.12) per share and ($0.08) per share for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Total revenues increased $17.2 million to $24.3 million for the quarter ended June 30, 2012 compared to $7.1 million for the prior year quarter. This increase is primarily attributable to the $17.9 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2012 relate to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Fiji and Niger. The increase as compared to 2011 is primarily attributed to two Iraq contracts to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 (“Baghdad Police Academy Annex” f.k.a. “Shield”) and January 2012 (“Sather”). Revenue for the Baghdad Police Academy Annex and Sather contracts totalled $22.4 million and $2.8 million, respectively, for the quarter ended June 30, 2012. Significant work progressed on the Shield contract (substantially complete at June 30, 2012 as determined under the partial Termination for Convenience received in March 2012). The Sather contract was awarded during the first quarter of 2012 and during the second quarter of 2012 the completion of the project progressed from 8.5% complete as of March 31, 2012 to 40.5% as of June 30, 2012. No revenue was recorded on the Sather contract in the second quarter of 2011 as it had not yet been awarded to PS JV. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the Baghdad Police Academy Annex Task Order. The Company continues to work with OBO toward a fair and reasonable final settlement on the Task Order.

In addition, 1.6% of the Niamey, Niger embassy rehabilitation project was completed during the second quarter of 2012, resulting in $0.4 million of construction revenue compared to no revenue recorded on this contract in the second quarter of 2011 as it was not awarded to Pernix until August of 2011. The Niger contract is expected to be completed in early 2014 with steady progression of significant work beginning in July 2012 and continuing until early 2014.

The increases in construction revenue driven by the CHU IDIQ program and Niger project was partially offset by the $2.8million decrease in revenue from second quarter of related to the U.S. Embassy projects in Fiji which were complete or substantially complete as of December 31, 2011.

RF Transmitter Design, Installation and Service — During the second quarter of 2012 and 2011, revenues related to TransRadio contracts totaled $0 and $6.0 million, respectively and are included in the “loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues vary depending upon the size and number of contracts completed and accepted during a period. The Luxemborg contract was completed in the second quarter of 2011 generating revenue of $3.5 million for that quarter along with revenue from smaller contracts. No revenue was generated in the second quarter of 2012 as TransRadio was sold during the first quarter.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased $0.6 million (or 27%) to $1.6 million for the three months ended June 30, 2012, from $2.2 million for the three months ended June 30, 2011. The decrease was due primarily to a lower management fee from the Vanuatu power generation facility. During 2012, the facility is operating at steady state and earned a lower fee compared to the comparable 2011 quarter when significantly higher facility safety, maintenance and other operations activities were occurring as VUI transitioned into the facility replacing the prior concessionaire.

Costs and Expenses

General Construction Costs — ( including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $16.6 million to $20.2 million for the second quarter of 2012 compared to the comparable quarter of 2011, primarily reflecting the costs on the Iraq CHU IDIQ Task Order awards and related modifications. The Sather contract was not awarded to the PS JV until after the first quarter of 2011 and significant progress on the Shield contract did not begin until the second quarter of 2011. This increase is slightly offset by a decrease in potential warranty-related costs related to the Fiji Embassy contracts as both of the contracts were substantially complete at December 31, 2011.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and were $0.0 million and $4.4 million for the second quarters of 2012 and 2011, respectively. These costs are included in the “loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations for the quarter ended June 30, 2012.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant were relatively stable quarter over quarter at $0.7 million.

Gross Profit

Gross profit increased by $0.7 million to $3.4 million for the three months ended June 30, 2012 as compared to $2.7 million in the comparable 2011 quarter. The increase was due primarily to the increased construction margin due to the substantial level of progress made during the quarter that more than offset quarter over quarter the reduction in the power generation segment reflecting the operation of the VUI project at steady state rather than in a start-up phase, coupled with the lack of 2012 revenue related to the US embassy in Fiji which was substantially completed during 2011.

Operating Expenses

General and Administrative Expenses — General and administrative expenses increased $0.2 million to $0.9 million for the three months ended June 30, 2012 compared to the prior year quarter, as TCNMI incurred legal fees in connection with the Koblerville litigation.

Other Income (Expense)

Other income increased by $0.1 million during the three months ended June 30, 2012, reflecting lower Fijian foreign exchange losses as the result of the completion of the U.S. embassy project in Fiji during 2011.

Pretax Income

Consolidated pretax income increased 49% or $0.6 million to $1.8 million for the quarter ended June 30, 2012 compared to a pretax income of approximately $1.2 million for the prior year period as the higher income from construction activities under the IDIQ containerized housing program was partially offset by lower income from Fiji construction projects and lower income from the power generation segment as it incurred legal expenses and reached steady state operations in Vanuatu.

Consolidated Net Loss

Consolidated net loss was $0.7 million for the three months ended June 30, 2012 compared to $1.0 million net income for the three months ended June 30, 2011. This loss includes the income from discontinued operations in the 2011 second quarter amounting to $0.1 million, net of tax. The tax expense from continuing operations increased by $1.0 million reflecting the tax effect of higher current taxable income and the net increase in the valuation allowance against deferred tax assets. The income per share from discontinued operations was ($0.01) per share for the quarter ended June 30, 2011.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$8,765,139	$2,933,894

	Six Months	Six Months
	Ending	Ending
	June 30,	June 30,
	2012	2011
Cash provided by / (used in) operating activities	$6,842,129	$(4,880,416)
Cash (used for) investing activities	1,012,630	(75,058)
Cash (used for) / provided by financing activities	(2,360,257)	1,953,378
Effect of exchange rates on cash	336,742	(93,306)
Increase / (decrease) in cash and cash equivalents	$5,831,244	$(3,095,402)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio, we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment in early 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow. On July 23, 2012, the Company received a ruling on the Koblerville litigation which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants.  On August 6, 2012, TCNMI filed a request for apportionment in order to obtain definition of the amount of liability that is attributable to TCNMI and to request that a portion of the ruling be vacated. As of the date of the filing of this Form 10-Q, no apportionment or other ruling has been issued and the Company does not know how much of the liability will be apportioned to it or the other defendants. Finally, the Company has significant net operating loss carryforward deferred tax assets that it anticipates utilizing over the next several years that will negate any current federal income tax cash payments other than those required under the alternative minimum tax which generally are 2% of taxable income.

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

As of June 30, 2012, the Company’s total assets exceeded total liabilities by $9.5 million. This was a $1.9 million decrease from December 31, 2011. As of June 30, 2012, the Company had $1.0 million of short term borrowings and $1.3 million of long term borrowings from related parties. As of June 30, 2012, the Company had an accumulated deficit of $69.8 million and total stockholders’ equity of $9.5 million.

The $5.8 million increase in cash primarily consists of $6.8 million of cash provided by operating activities, $1.2 million provided by the sale of TransRadio, $0.9 million of new borrowings that more than offset the impact of $1.9 million used to repurchase preferred stock and pay down debt to Bent Marketing and $1.4 million distribution to minority interests.

The Company does not currently have material commitments for capital expenditures as of June 30, 2012. Management believes that the sale of TransRadio will help to improved cash flow in the future as that segment used significant cash in operating activities during 2010, 2011 and the first quarter of 2012. See the Discontinued Operations Note to the Condensed Consolidated Financial Statements for further detail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended June 30, 2012:

There were no changes in our internal controls in the second quarter of 2012.

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

None.

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

Pernix Group, Inc.
(Registrant)

Dated: August 14, 2012	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Greg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer