Form 10-Q/A
period 2012-06-30
Pernix Group, Inc.
filed 2012-08-16
CIK 1082198

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Pernix Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a) Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934**
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934**
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.**
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.**
(101.INS)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

** These exhibits were previously included or incorporated by reference in Pernix Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pernix Group, Inc.
(Registrant)

Dated: August 16, 2012	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Greg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer