Form 10-Q
period 2012-09-30
Pernix Group, Inc.
filed 2012-11-14
CIK 1082198

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

On November 12, 2012, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

	Unaudited
	Quasi Reorganization
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,875,128	$2,933,894
Accounts receivable, (less allowance for doubtful accounts of $0 at September 30, 2012 and $142,235 at December 31, 2011, respectively)	6,558,100	28,855,763
Accounts receivable - related party	20,231	—
Other receivables	694,432	10,150
Inventories	1,976,989	4,459,596
Work in process	—	753,776
Restricted cash	—	544,017
Deferred tax asset	948,655	1,650,715
Prepaid expenses and other current assets	638,566	3,605,366
Current assets held for sale	488,968	—
Total current assets	30,201,069	42,813,277
Plant and equipment, (net of accumulated depreciation of zero and $2,375,041 as of September 30, 2012 and December 31, 2011, respectively)	796	716,010
Deferred tax asset, (net of valuation allowance of zero and $15,053,181 as of September 30, 2012 and December 31, 2011, respectively)	3,855,194	3,883,213
Other assets held for sale	16,484	—
Other assets	41,379	205,165
Intangible assets:
Trademark	—	488,541
Construction and Power contracts	11,773	—
Total assets	$34,126,695	$48,106,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897,388	$24,403,671
Accounts payable — related party	17,221	24,555
Income tax payable	—	193,696
Other payables	170,880	—
Accrued expenses	5,257,906	2,085,992
Other payables — related party	432,597	390,514
Other current liabilities	—	834,007
Outstanding credit lines	—	891,709
Short term debt	18,089	558,985
Short term debt - related party	1,059,911	1,738,500
Prepayments received on orders	—	802,345
Billings in excess of costs and estimated earnings	10,985,712	4,354,491
Current liabilities held for sale	1,557,326	—
Dividend payable	116,998	164,821
Total current liabilities	20,514,028	36,443,286
Other non-current liabilities	—	175,010
Long-term debt - related party	1,316,000	—
Long-term debt	26,273	—
Total liabilities	21,856,301	36,618,296
Stockholders’ Equity:
Pernix Group, Inc. and Subsidiaries Stockholders’ equity
Convertible senior preferred stock, $0.01 par value. Authorized 500,000 shares $170,000 and $389,250 involuntary liquidation preference, 170,000 and 389,250 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,700	3,893
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at September 30, 2012 and December 31, 2011	94,037	94,037
Additional paid-in capital	8,111,248	77,921,831
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	(68,109,729)
Retained earnings - since September 30, 2012	—	—
Accumulated comprehensive (loss)	—	(538,451)
Total Pernix Group, Inc. and Subsidiaries Stockholders’ equity	8,206,985	9,371,581
Non-controlling interest	4,063,409	2,116,329
Total Stockholders’ equity	12,270,394	11,487,910
Total liabilities and Stockholders’ equity	$34,126,695	$48,106,206

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Nine Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
Revenues:
Construction revenues	$91,503,758	$21,208,105
Service fees – power generation plant	3,693,407	4,991,027
Service fees – related party	20,742	—
Other revenue	9,620	—
Gross revenues	95,227,527	26,199,132
Costs and expenses:
Construction costs	82,667,445	19,155,469
Operation and maintenance costs - power generation plant	2,280,152	2,881,550
Cost of revenues	84,947,597	22,037,019
Gross profit	10,279,930	4,162,113
Operating expenses:
Salaries and employee benefits	2,368,139	1,864,861
Occupancy – related party	77,230	79,097
General and administrative	1,979,225	1,725,053
Total operating expenses	4,424,594	3,669,011
Operating income	5,855,336	493,102

Other income (expense):
Interest income / (expense) income, net	(12,998)	19
Interest (expense) - related party	(137,878)	(80,161)
Foreign currency exchange (loss)	(106,938)	(45,967)
Other income, net	773,204	26,128
Total other income / (expense)	515,390	(99,981)

Consolidated income before income taxes	6,370,726	393,121

Income tax benefit / (expense)	(80,948)	3,134

Consolidated net income from continuing operations	6,289,778	396,255

(Loss) from discontinued operations, net of income taxes - TransRadio Transmitter	(1,117,525)	(1,965,580)
Gain / (Loss) from discontinued operations, net of income taxes - TCNMI Power Generation	(1,586,893)	255,356

Loss from discontinued operations	(2,704,418)	(1,710,224)

Consolidated net income (loss)	3,585,360	(1,313,969)

Less: Net income attributable to non-controlling interest	4,042,442	414,795

Consolidated net (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(457,082)	(1,728,764)

Less: Preferred stock dividends	59,472	94,613

Consolidated net (loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$(516,554)	$(1,823,377)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income / (loss) per share from continuing operations	$0.23	$(0.01)
Diluted net income / (loss) per share from continuing operations	$0.23	$(0.01)
Basic and diluted net (loss) per share from discontinued operations	$(0.29)	$(0.18)
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,566,653	9,429,647

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

Three Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
Revenues:
Construction revenues	$33,266,106	$15,046,099
Service fees — power generation plant	1,425,074	1,628,486
Service fees — related party	20,742	—
Gross revenues	34,711,922	16,674,585
Costs and expenses:
Construction costs	28,667,092	14,375,623
Operation and maintenance costs - power generation plant	731,738	2,076,222
Cost of revenues	29,398,830	16,451,845
Gross profit	5,313,092	222,740
Operating expenses:
Salaries and employee benefits	819,081	622,798
Occupancy — related party	24,785	40,616
General and administrative	747,624	526,130
Total operating expenses	1,591,490	1,189,544
Operating income (loss)	3,721,602	(966,804)

Other income (expense):
Interest income / (expense), net	(1,242)	(290)
Interest (expense) - related party	(48,585)	(39,226)
Foreign currency exchange gain / (loss)	(88,535)	99,300
Other income, net	11,522	5,965
Total other income / (expense)	(126,840)	65,749

Consolidated income / (loss) before income taxes	3,594,762	(901,055)

Income tax benefit / (expense)	(316,216)	270,186

Consolidated net income / (loss) from continuing operations	3,278,546	(630,869)

(Loss) from discontinued operations, net of income taxes - TransRadio Transmitter	—	(1,204,892)
Gain from discontinued operations, net of income taxes - TCNMI Power Generation	131,632	93,844

Gain (loss) from discontinued operations	131,632	(1,111,048)

Consolidated net income / (loss)	3,410,178	(1,741,917)

Less: Net income attributable to non-controlling interest	2,182,262	309,632

Consolidated net income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	1,227,916	(2,051,549)

Less: Preferred stock dividends	13,889	31,884

Consolidated net income / (loss) attributable to the common stockholders of Pernix Group Inc, and subsidiaries	$1,214,027	$(2,083,433)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income / (loss) per share from continuing operations	$0.12	$(0.10)
Diluted net income / (loss) per share from continuing operations	$0.11	$(0.10)
Basic and diluted net income (loss) per share from discontinued operations	$0.01	$(0.12)
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,567,530	9,429,647

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)

Nine Months Ended September 30, 2012 and 2011

	2012	2011

Net income / (loss)	$3,585,360	$(1,313,969)
Other comprehensive income:
Foreign currency translation adjustment	509,882	212,991

Total comprehensive income / (loss)	$4,095,242	$(1,100,978)

Net income attributable to Non-controlling interests	$4,042,442	$414,795
Foreign currency translation attributable to Non-controlling interests	63,783	32,520
Total Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc.	$(10,983)	$(1,548,293)

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss) (unaudited)

Three Months Ended September 30, 2012 and 2011

	2012	2011

Net income / (loss)	$3,410,178	$(1,741,917)
Other comprehensive income:
Foreign currency translation adjustment	139,571	(348,068)

Total comprehensive income / (loss)	$3,549,749	$(2,089,985)

Net income attributable to Non-controlling interests	$2,182,262	$309,632
Foreign currency translation attributable to Non-controlling interests	361	(31,432)
Total Comprehensive income / (loss) attributable to the stockholders of Pernix Group, Inc.	$1,367,126	$(2,368,185)

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2012 and 2011

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	Income / (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Comprehensive income / (loss)
Net income / (loss)	$3,585,360	$(457,082)	$—	$—	$—	$—	$4,042,442
Foreign currency translation adjustment	509,882	—	446,099	—	—	—	63,783
Comprehensive income:	4,095,242
Preferred Stock dividends	(59,472)	(59,472)	—	—	—	—	—
Preferred Stock repurchased	(1,096,250)	—	—	—	(2,193)	(1,094,057)	—
Additional paid in capital from:
Incentive Stock Option Plan award	21,410	—	—	—	—	21,410	—
Securities registration cost	(14,065)	—	—	—	—	(14,065)	—
Distribution to Non-controlling Interest Holders	(2,193,058)	—	—	—	—	—	(2,193,058)
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Quasi-Reorganization - elimination of accumulated deficit	—	68,626,283	92,352			(68,718,635)	—
Balance at September 30, 2012 - after quasi-reorganization	$12,270,394	$—	$—	$94,037	$1,700	$8,111,248	$4,063,409

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	Income / (loss)	Stock	Stock	capital	Interest

Balance at December 31, 2010	$8,810,126	$(69,932,707)	$(629,349)	$94,037	$3,893	$77,921,831	$1,352,421

Comprehensive income (loss)
Net (loss)	$(1,745,438)	$(1,728,764)	$—	$—	$—	$—	$(16,674)
Foreign currency translation adjustment	212,991	—	180,471	—	—	—	32,520
Comprehensive income:	(1,532,447)
Preferred Stock dividends	(94,613)	(94,613)	—	—	—	—	—
Contributions from non-controlling interest	48,000	—	—	—	—	—	48,000
Balance at September 30, 2011	$7,231,066	$(71,756,084)	$(448,878)	$94,037	$3,893	$77,921,831	$1,416,267

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (loss) from operating activities	$6,289,778	$(1,745,438)
Net Income (loss) from discontinued operations	(2,704,418)	—
Adjustments to reconcile net income to net cash provided / (used) in operating activities: cash provided / (used) in operating activities
Depreciation	128,791	121,743
Amortization of Intangibles	—	117,234
(Gain) on sale or disposal of fixed assets	—	(7,633)
Loss from discontinued operations	1,081,568	—
Incentive Stock Option Plan amortization expense	21,410	—
Changes in assets and liabilities:
Accounts receivable	20,745,564	(7,088,299)
Retainage receivables	(190,560)	405,599
Accounts receivable other	(390,026)	(127,128)
Accounts receivables-related rarty	638,114	(18,656)
Inventories and work in progress	89,796	1,761,790
Prepaid expenses	2,345,965	(2,821,519)
Other assets current	21,478	1,635,502
Prepaid insurance	152,975	(243,639)
Deferred income tax assets (net of valuation allowance)	120,536	—
Accounts payable	(22,743,548)	12,416,848
Retentions payable	170,000	(143,476)
Accounst payable other	(652,947)	(1,142,493)
Billings in excess of cost and estimated earnings	6,631,222	1,488,043
Accrued others	179,475	(345,803)
Accrued purchase orders	4,180,219	226,597
Provison for corporate tax	(49,999)	(422,689)
Decrease of assets/liabilities of disposal group classified as held for sale, net	1,646,873	—

Net cash provided / (used in) operating activities	17,712,266	4,066,583
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,200,000	—
Proceeds from sale of equipment	—	43,961
Restricted cash	—	391,678
Capital expenditures	(229,089)	(156,039)
Net cash provided / (used in) investing activities	970,911	279,600
Cash flows from financing activities:
Proceeds from borrowings - related party	900,000	2,000,000
Payments on borrowings - related party	(700,000)	—
Increase in Indebtedness	—	610,480
Capital contributions from minority interest holders	—	48,000
Proceeds from borrowings - bank vehicle loan	43,563	—
Repurchase of Preferred Stock	(1,203,545)	—
Earnings distribution to and payments made on behalf of noncontrolling interest	(2,193,058)	—
Securities Registration Cost	(14,065)	—
Net cash (used) / provided by financing activities	(3,167,105)	2,658,480

Effect of exchange rate changes on cash and cash equivalents	425,162	227,636
Net increase/(decrease) in cash and cash equivalents	15,941,234	7,232,299
Cash and cash equivalents at beginning of period	2,933,894	4,287,594
Cash and cash equivalents at end of period	$18,875,128	$11,519,893
Cash paid during the period for interest	$78,996	$101,342
Cash paid during the period for interest - related party	$65,432	11,250
Cash paid during the period for income taxes	$250,841	$542,818
Supplemental disclosure of noncash transactions:
Preferred stock dividends payable	$59,472	$94,613

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

1. Quasi Reorganization

Pernix Group, Inc. management believes the Company has reached a “turning point” in its operations and future profitable operations are reasonably assured. In accordance with quasi-reorganization requirements, the Company assessed that it had reached a turning point before electing to effect a quasi-reorganization. The current management team has transformed the Company through the 2012 disposition of unprofitable business entities, implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005 management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations and built its contract backlog.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805, Business Combinations to restate assets and liabilities at fair value. The Company performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 under ASC 805 based on the market and income approaches, the results of which approximated one another.

In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its Board of Directors to implement a quasi-reorganization and followed these principles:

•                  The fair value of assets and liabilities was determined in conformity with the procedures specified by ASC 805, Business Combinations.

•                  The carrying values of the current assets and current and non-current liabilities generally approximated fair value prior to the quasi-reorganization except for TFL inventory and related party debt. TFL inventory was adjusted to reflect replacement cost and related party debt was adjusted to reflect the present value of the contractual debt payments discounted at a current market rate in light of the Company’s risk profile.

•                  Property, plant and equipment assets and other long-lived assets were adjusted and all accumulated depreciation and amortization was eliminated.

•                  Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities to the extent they were deemed realizable. In accordance with the quasi-reorganization requirements, tax benefits realized in periods after the quasi-reorganization that were not recognized at the date of the quasi-reorganization will be recorded directly to equity, when realized.

•                  Construction and power contracts were recognized as intangible assets and the sum of the fair values of assets and liabilities exceeded net book value at the date of the quasi-reorganization. In compliance with SEC guidelines, no write-up of net assets was recorded as a result of the quasi-reorganization; therefore, the excess of fair value over existing net book value was reallocated as a pro rata reduction to certain non-current assets.

•                  The Company’s accumulated deficit account of $68.6 million as of September 30, 2012 was eliminated, with a commensurate reduction in additional paid-in capital.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of Quasi-Reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the Quasi-Reorganization date). The primary areas of those preliminary estimates that are not yet finalized relate to identifiable intangible assets.

Below is a summary of assets and liabilities as of September 30, 2012 and the adjusted fair value for each type of asset and liability after reallocation.

	As of September	Quasi-Reorganization Adjustments
	30, 2012 Carrying Value Prior to Quasi- Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	Adjusted Carrying Value after Quasi- Reorganization

Other current assets	$28,224,080	$28,224,080	N/A	N/A	—	$28,224,080
Inventories	1,488,543	1,976,989	N/A	N/A	—	1,976,989
Total current assets	29,712,623	30,201,069	N/A	N/A	—	30,201,069
Short term debt — related party	1,018,089	1,078,000	N/A	N/A	—	1,078,000
Other current liabilities	19,319,030	19,319,030	N/A	N/A	—	19,319,030
Total current liabilities	20,337,119	20,397,030	N/A	N/A	—	20,397,030
Net current assets	9,375,504	9,804,039	N/A	N/A	—	9,804,039
Non-current deferred taxes, net	3,855,193	3,855,193	N/A	N/A	—	3,855,193
Other non-current assets (deposits)	57,863	57,863	N/A	N/A	—	57,863
Other non-current assets
Plant and Equipment	415.174	427,163	0.06	426,367	0.06	796
Construction and power contracts	—	6,315,000	0.94	6,303,227	0.94	11,773
Total other non-current assets (excludes deferred taxes)	415,174	6,742,163	1.00	6,729,594	1.00	12,569
Non-current liabilities
Long term debt, related party	1,316,341	1,342,273	N/A	N/A	N/A	1,342,273
Total Net Non-current Assets (excluding deferred taxes)	(901,168)	5,399,890	1.00	6,729,594	1.00	(1,329,704)

Total Net Assets	$12,387,392	$19,116,986	1.00	$6,729,594	1.00	$12,387,392

In addition to the adjustments above, the net effect of applying quasi-reorganization accounting to the Company’s condensed consolidated balance sheet at September 30, 2012, was to adjust the accumulated deficit and cumulative other comprehensive income to zero balances with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account. The professional costs incurred in connection with the quasi-reorganization totaled less than $0.1 million and were charged directly to accumulated deficit prior to the reclassification of the accumulated deficit to additional paid-in capital in connection with the quasi-reorganization.

2. Description of Business

Overview

Pernix Group is a global company managed from Lombard, Illinois. The Company was formed in 1995 as Telesource International, Inc., a wholly-owned subsidiary of SHBC, a Kuwait-based civil, electrical and mechanical construction company. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of September 30, 2012, Pernix Group employs 137 people and is 96.8% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its continuing operations through the parent and its seven subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the North Pacific islands of Tinian and Saipan, in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

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

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue the two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands Company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of certain liabilities. For the period from January 1, 2012 through September 30, 2012, the loss from the TCNMI discontinued operations was $1.6 million. The gain on the sale of TCNMI was $1.0 million and will be recorded in the fourth quarter of 2012. From January 1, 2011 through September 30, 2011, the gain from discontinued operations was $0.3 million. Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power O&M /power construction operations that are expected to provide a higher return on investment and higher growth potential.

Until March 2012, we also operated a RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. TransRadio had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian and the acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated and although the radio transmitter segment did win two contracts in March 2012, prior to the disposition, the Company did not know when historical levels of sales volumes would resume. On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on the effective closing date, March 28, 2012. For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations and sale of TransRadio was $1.1 million, net of the $0.8 million tax benefit. TransRadio accounted for $3.6 million and $2.7 million of 2011 and 2010 consolidated net losses, respectively. If not for these losses, Pernix would have had net income of $5.4 million in 2011 and would have reduced its net loss in 2010 to $1.2 million. The purpose of the sale was to curtail future losses attributable to TransRadio and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction, ongoing Power and Corporate segments.

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

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction. To highlight our accomplishments, the OBO has awarded two contracts in 2011 totaling $121 million and in 2012 sole source awards (Sather) with a firm fixed price totaling $100 million to Pernix via Pernix-Serka Joint Venture (PS JV). PS JV is a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts with revenue totaling over $200 million under this program during the eighteen months from April 2011 through September 2012, as mentioned in the previous paragraph.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project to $24.5 million. Pernix established a limited liability company in Niger in connection with this contract. In early July, 2012, Pernix Group, Inc. received the Notice to Proceed (NTP) and Company representatives joined OBO representatives in Niger for a kick-off meeting that introduced the beginning of substantial construction on the project. Significant progress on this project began during the third quarter of 2012 and is expected to continue into the third quarter of 2014.

In connection with our recent experiences with the OBO, the Company has strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of the partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed two additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may or may not be able to access on a stand-alone basis.

During the third quarter of 2012, the Company established an office in Dubai (United Arab Emirates) to secure new and existing customers in light of significant anticipated demand for construction services in the region that is forecasted for the next decade. In connection with this effort the Company set up Pernix Technical Works (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary of this variable interest entity. In connection with this initiative the Company entered into a lease agreement for office space. The Commitments and Contingency note provides further detail regarding the lease commitment in Dubai.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This joint venture operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The joint venture was created for the purpose of bidding on US Government construction and infrastructure development projects. In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.6 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the Pernix / SHBC joint venture formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF). In April of 2010 the Company was awarded a second contract of $8.1 million on the embassy compound in Fiji. These projects have reached substantial completion on time and we intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or US Government projects. The Department of State intends to build up to 32 new embassies in the 2012 — 2017 timeframe and Pernix Group, together with our partners will continue to bid for this work.

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

Continuing Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates in two countries and contributed $3.7 million, or 3.9% of our year to date 2012 revenue compared to $5.0 million or 19.1% for the comparable prior year period. We currently operate power plants in the Republic of the Fiji Islands (Fiji) and on Espiritu Santo, an island in Vanuatu.

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

In late 2005, FEA awarded TFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions. As yet another testament to FEA’s satisfaction with TFL, FEA recently requested for TFL to submit a bid to FEA to add up to 26MW of additional capacity to the Kinoya Power Plant. The Company anticipates that FEA will announce the successful bidder during the first quarter of 2013.

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

Discontinued Operations

Telesource CNMI, Inc.

On October 12, 2012 the Company sold its 100% interest in Telesource CNMI, Inc. (TCNMI) to an unrelated party. TCNMI had a history of significant construction and power projects. Through TCNMI, we built, operated and maintained a 20MW diesel fuel power plant on the Island of Tinian in CNMI. TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth. Since its incorporation in 1997, TCNMI executed over $80 million of construction work in CNMI. TCNMI financed, designed and built the 20MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.

The Company’s decision to sell its interest in TCNMI was approved by its Board of Directors and was intended to allow the Company to focus its efforts on operations that are expected to provide a higher return on investment and higher potential growth.

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

3. Significant Accounting Policies

Basis of Presentation— The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2012. Furthermore, as of September 30, 2012, the condensed consolidated balance sheet of the Company reflects quasi-reorganization accounting. See Note 1.

Principles of Consolidation and Presentation— The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income against additional paid-in-capital. The condensed consolidated balance sheet as of September 30, 2012 gives effect to adjustments to fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the condensed consolidated balance sheets as of September 30, 2012 are presented on a different basis of accounting and, therefore, are not comparable to the prior period. See Notes 1 and 2.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2012 presentation, including the retroactive reclassification of 2011 results of TransRadio and TCNMI operations to discontinued operations presentation in the condensed consolidated statement of operations as described above.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the condensed consolidated financial statements relate to revenues under long-term contracts, self-insurance accruals, and the estimates and assumptions used in the valuations obtained in connection with the quasi-reorganization are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

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

Cost of Construction Revenue. Consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations, net of tax benefits for the nine month periods ended September 30, 2012 and 2011. See the note regarding Discontinued Operations. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated.

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

Inventory — As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $2.0 million. The new cost basis reflects the replacement cost of the inventory as of September 30, 2012. The inventory is a current asset and was not impacted by the net asset write-up limitation which was fully absorbed by the non-current net assets. The $0.5 million increase in the carrying value of the inventory will be expensed as the inventory is used. The carrying value of other current assets approximated the fair value and no adjustment was necessary for those other current assets in connection with the quasi-reorganization.

Property and Equipment - As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an immaterial amount, the new cost basis, and the accumulated depreciation was also removed as of September 30, 2012. We are required to estimate salvage values and useful lives for our property and equipment. The new cost basis, net of salvage value, will be amortized over the remaining estimated useful lives of these assets.

Deferred Taxes - At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements tax benefits realized in periods after the quasi-reorganization that were not recognized at the date of the quasi-reorganization will be recorded directly to equity.

Related Party Debt — As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. The new cost basis reflects the fair value of the debt as of September 30, 2012. The debt is a “financial instrument” and thus is not subject to the net asset write-up limitation. The change in the carrying value of the debt will be amortized as a reduction in interest expense over the remaining term of the debt instruments which ranges from eleven months to twenty-one months and is not expected to have a material impact on the financial statements. The carrying value of other current and non-current liabilities approximated fair value and no adjustment was necessary for those other current and non-current liabilities in connection with the quasi-reorganization.

4. Recently Adopted Accounting Pronouncements

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

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. As of January 1, 2012, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the roll forward of activity in Level 3 fair value measurements. The only Level 3 activity during the nine months ended September 30, 2012 was the write down of the $0.5 million trade name in connection with the sale of TransRadio. There were no other remaining Level 3 assets or liabilities as of September 30, 2012 or December 31, 2011.

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

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011. These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only Level 3 assets or liabilities that the Company had upon adoption were the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. As of September 30, 2012, the only level 3 intangible assets the Company has on the condensed consolidated financial statements are the contracts with the quasi-reorganization of $11,773 as of September 30, 2012. See Notes 1, 2 and 7.

5. Recently Issued Accounting Pronouncements

There are no recently issued accounting standards for which the Company expects a material impact on our condensed consolidated financial statements or disclosures upon adoption.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at September 30, 2012 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the nine month period ended September 30, 2012:

Contract Backlog Schedule

Balance at December 31, 2011	$70,996,164
New Construction Contracts / Amendments to Contracts in 2012	100,736,725
Less: Construction revenue earned as of September 30, 2012	91,503,758
Balance at September 30, 2012	$80,229,131

Management anticipates that approximately $50.0 million of the $80.2 million backlog as of September 30, 2012, will be recognized as revenue after 2012.

The table includes the sole source task order award (Sather) received by Pernix in 2012 for a re-procurement contract having a total firm fixed price of approximately $100 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). In January 2012 PS JV received an award and change orders totaling $50.2 million of the Sather project award and in September 2012 PSJV received the remaining $49.3 million, $41.7 million of which is currently funded and $7.6 million for which funding is anticipated during the fourth quarter of 2012. The majority of the Sather contract revenue is expected to be recognized in 2012 and to a lesser degree in 2013. As previously noted, the Company received a notice of scope reduction on the Shield task order (n.k.a. Baghdad Police Academy Annex). Approximately $4.1 million remains in the backlog as of September 30, 2012 for estimated warranty close out and project management work through August 2013 when the warranty period expires. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Shield project.

7. Discontinued Operations

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company, an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date coupled with buyer assumption of certain liabilities. For the period from January 1, 2012 through September 30, 2012, the loss from the TCNMI discontinued operations was $1.6 million. The gain on the sale of TCNMI was $1.0 million, and will be reflected as a credit to Additional Paid in Capital in the fourth quarter of 2012. From January 1, 2011 through September 30, 2011, the gain from discontinued operations was $0.3 million. TCNMI assets are presented at carrying value which approximated fair value and are presented as assets held for sale in the condensed consolidated balance sheet as of September 30, 2012. Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power operations/power construction that are expected to provide a higher return on investment and higher growth potential. In connection with the sale of TCNMI, Pernix Group realized a tax loss of $51.8 million and in October 2012 the Company booked a deferred tax asset of $21.4 million that is fully offset by a valuation allowance.

A controlling interest in TransRadio was acquired by the Company in late 2009. The interest in TransRadio was acquired to serve as a global platform for cross-selling construction segment services, was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated. Reflecting the impact of this deterioration on the fair value of the related intangible assets during 2011, the Company recognized impairment of the full amount of the customer relationship intangible asset and a portion of the trade name intangible asset in the amounts of $1.3 million and $0.4 million, respectively. Although the radio transmitter segment did win two contracts in March 2012, the Company did not know when historical levels of sales volumes would resume. In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that had been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp. (buyer and a related party); thereby recognizing a pre-tax loss of $1.9 million. The $0.7 million loss and $2.0 million loss from TransRadio discontinued operations during the first nine months ending on September 30, 2012 and 2011, respectively, have been included in the loss from discontinued operations, net of the tax benefit in the condensed consolidated statement of operations. TransRadio was sold effective March 28, 2012 so operations through that date are included in the loss on sale of discontinued operations in the quarter and nine month periods ended March 31 and September 30, 2012, respectively. Following is a summary of loss from the operations and sale of TransRadio and TCNMI for the nine month periods ended September 30, 2012 and 2011 (in millions):

	TransRadio		TCNMI
	2012	2011	2012	2011
Revenues	$1.0	$7.7	$1.2	$1.2
Cost of Goods Sold	0.6	5.9	0.8	0.8
Operating expense and other	1.1	4.0	0.6	0.1
Operating income (loss) before income tax (expense) of $(1.1) and $0.0 respectively	(0.7)	(2.4)	(0.2)	0.3
Income tax benefit on disposal	0.5	—	N/A	N/A
Gain (Loss) on sale of discontinued operations, net	(0.7)	—	N/A	N/A
Gain (Loss) on discontinued operations from TransRadio and TCMI, and (loss) on sale of TransRadio, net	$(1.1)	$(2.0)	$(1.6)	$0.3

Net assets from discontinued operations for TransRadio and TCNMI included in the condensed consolidated balance sheet as of December 31, 2011 are as follows:

Net Assets Related to Discontinued Operations (In thousands)	TransRadio December 31, 2011	TCNMI December 31, 2011
Cash and cash equivalents	$19	$110
Accounts receivable	1,098	462
Work in Process	754	—
Inventory	2,926	—
Restricted Cash - current	544	—
Deferred tax assets, net	—	130
Prepaid and other current assets	483	5
Total current assets	5,824	707
Property, Plant and Equipment	400	10
Trademark	489	—
Other assets	125	9
Deferred tax assets, net	—	1,265
Accounts payable	(451)	(325)
Accrued expenses	(277)	(963)
Accounts payable - other	(211)	—
Other current liabilities	(43)	—
Short term debt	(947)	—
Outstanding credit line	(892)	—
Billings in excess of costs and estimated earnings	(802)	—
Deferred tax liability	(175)	—
Net assets related to discontinued operations	$3,040	$703

8. Short-Term and Long-Term borrowings

As of September 30, 2012 and December 31, 2011, the Company has $2.4 million and $1.35 million of outstanding debt under agreements with related parties. The interest rate on the borrowings is 5% per annum. The interest expense during the nine month periods ending September 30, 2012 and 2011 amounted to $88,918 and $21,458, respectively.

Included in the debt outstanding as of September 30, 2012 is a short-term debt agreement with Bent Marketing Ltd., a related party that was entered into during May of 2011. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2013. Also included in the outstanding debt as of September 30, 2012 is a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. The new cost basis reflects the fair value of the debt as of September 30, 2012. The debt is a “financial instrument” and thus is not subject to the net asset write-up limitation. The change in the carrying value of the debt will be amortized as a reduction in interest expense over the remaining term of the debt instruments which ranges from eleven months to twenty-one months and is not expected to have a material impact on the financial statements. The carrying value of other current and non-current liabilities approximated fair value and no adjustment was necessary for those other current and non-current liabilities in connection with the quasi-reorganization.

On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May, 2012 along with accrued interest.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio. The interest rate on both loans was 5% and the loans were due on June 30, 2012 and March 14, 2013, respectively.  As of December 31, 2011, the first loan was an intercompany loan that eliminated in consolidation and the second loan had not yet been extended to TransRadio. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp. (a related party) assumed the loans. During May 2012, the loans of $350,000 and $325,000, respectively, for a total of $675,000 plus accrued interest of $13,052 were repaid. TransRadio has a €1.1 million (approximately $1.5 million at December 31, 2011) bank credit agreement with three German banks. Interest is charged at the rate of 8.5% per annum on the Berliner and HypoVereinsbank lines (€0.5 million each) 7.25% per annum on the Commerzbank line (€0.1 million). As of December 31, 2011, $891,709 was drawn under the credit line. The Company sold its equity interest in TransRadio in March 2012, therefore, the loans are no longer reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012.

TransRadio had outstanding short term debt at December 31, 2011 with Bent Marketing Ltd and Fedor Commercial Corporate Loans amounting to $0.4 million and $0.6 million respectively. These loans were due in full at June 30, 2012 and have an interest rate of 5%. The Company sold its equity interest in TransRadio in March 2012, therefore, the loans are no longer reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012. See Notes 2 and 7.

9. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of September 30, 2012 and December 31, 2011 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts as of

	September 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$135,822,313	$53,145,213
Estimated earnings	13,322,229	4,495,572
Total cost and estimated earnings	149,114,542	57,640,785
Less: Billings to date	160,130,254	61,995,276
Net	(10,985,712)	(4,354,491)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	10,985,712	4,354,491
	$10,985,712	$4,354,491

10. Equity

Preferred Stock—The Company has 500,000 shares of authorized Preferred Stock. 100,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 400,000 shares are designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of September 30, 2012 and December 31, 2011, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2010, the Company issued 389,250 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, the Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A.,

BVI and Halbarad Group, Ltd., BVI. As of September 30, 2012 and December 31, 2011, 170,000 and 389,250 shares of the Series B Preferred Stock were issued and outstanding, respectively and would have converted into 11,334 and 25,950 shares of common stock, respectively, if converted. As of September 30, 2012 and December 31, 2011, preferred share dividends of $116,998 and $164,821, respectively, were accrued. The dividend expense for the nine months ended September 30, 2012 and 2011 was $59,472 and $94,613, respectively. The Series B preferred stockholders may negotiate in good faith for redemption of the preferred stock for cash upon 20 days written notice by the holders.

Common Stock—As of September 30, 2012 and December 31, 2011, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first nine months of 2012 and 2011 Pernix Group issued no common shares.

11. Computation of Net Earnings / (Loss) Per Share

Basic and diluted net earnings / (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. 162,956 and 25,950 shares associated with stock options and convertible preferred stock are excluded for the nine month periods ended September 30, 2012 and 2011, respectively. Zero and 25,950 shares associated with stock options and convertible preferred stock are excluded for the three month periods ended September 30, 2012 and 2011, respectively. In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the Condensed Consolidated Statement of Operations the basic loss per share from discontinued operations for the nine month periods ended September 30, 2012 and 2011, and the basic loss per share from discontinued operations for the three month periods ended September 30, 2012 and 2011. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations for the nine month periods ended September 30, 2012 and 2011or the three month period ended September 30, 2011 as the inclusion would be anti-dilutive (i.e., reduce the net loss per share from discontinued operations).

12. Stock-based compensation plans

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

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the nine month period ended September 30, 2012.

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. The options vest at a rate of 20% annually on the anniversary of the grant date and over a five year period. The option valuation was performed using a fair value Black Scholes model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted.

The following summarizes stock option activity for the nine month periods ended September 30:

	2012		2011
	in thousands except share data	Weighted Average Exercise Price	in thousands except share data	Weighted Average Exercise Price

Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	175,000	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	22,500	N/A	0	N/A
Options outstanding, at September 30	152,500	2.09	0	N/A
Options exercisable, at September 30	0	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at September 30, 2012:

Options Outstanding
Weighted
	Average	Weighted
	Remaining	Average
Number	Contractual	Exercise	Aggregate
Outstanding	Life	Price	Intrinsic Value
(in thousands)	(in years)		(in millions)
152,500	9.6	$2.09	$0

No such options were exercisable as of December 31, 2011.

The weighted average grant date fair value of options outstanding during the quarter and nine month ended September 30, 2012 was $1.04. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Key assumptions:

Risk-free interest rate	1.2%
Dividend yield	0.0%
Expected volatility	50%
Expected life in years	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plan is new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of September 30, 2012. As history is developed that is robust enough to be considered reliable, the forfeiture rate will be adjusted to reflect it.

Total share-based compensation expense for the nine month periods ended September 30, 2012 and 2011 was $21,410 and zero, respectively. As of September 30, 2012 and December 31, 2011, there was $0.1 million and zero, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 5 years, equivalent to the vesting period.

The Company received no cash during the quarter ended September 30, 2012 and 2011, respectively, related to stock awards exercised as no options were exercised during the periods. The Company used no cash and did not realize any tax benefit from stock awards exercised for the quarters ended September 30, 2012 and 2011. 22,500 options were forfeited or cancelled during the period ended, September 30, 2012.

During mid-2012, we conducted a review of director compensation. Our analysis of competitive survey data and peer group proxy information confirmed that our non-employee director pay was below median in total compensation, including cash and equity compensation in comparison to our peer group of companies. Based upon these findings, the Shareholders approved the Long-Term Incentive Plan (the “LTIP”). The LTIP plan document was filed as an appendix to the PRE14A Proxy filed with the SEC on October 1, 2012.

The LTIP is a non-employee Director and Consultant compensation plan. The purpose of the Plan is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of Awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. The Company intends that Awards granted pursuant to the Plan be exempt from or comply with Section 409A or 457A of the Code (including any amendments or replacements of such sections), and the Plan shall be so construed. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards.

785,000 shares have been allocated in total to cover any and all award types under the LTIP. The Board has delegated authority to the Compensation Committee (the “Committee”) to administer the LTIP. The Committee consists of at least two members of the Board of Directors and other members appointed by the Board. The Company anticipates that the annual expense associated with the LTIP will be less than $0.1 million.

13. Commitments and Contingencies

The Company has been involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity.

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marinas Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation (NMHC) filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involved an allegation of various construction, design and other defects. Subsequently, homeowners in the project filed their own lawsuit and/or joined into this action. The consolidated matter is Case No. 06-0123, filed in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants filed counter- and cross-claims.

During the second quarter of 2012, the parties agreed to enter into one week of “binding mediation” rather than go to trial. However, the mediation between the parties failed and the judge overseeing the mediation issued a binding, non-appealable decision on July 23, 2012 which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants.  Due to the lack of an apportionment, the Company has not adjusted the related accrual as of June 30, 2012, subsequent to receiving the July 23, 2012 ruling. The remaining accrual is $1.1 million as of September 30, 2012, reflecting an increase of $0.2 million since December 31, 2011 due to accruals for additional legal fees related to the Koblerville case. On August 6, 2012, TCNMI filed a motion to request apportionment in order to obtain definition of the amount of liability that is attributable to TCNMI.  The Company also requested in the motion the ruling pertaining to the award of a portion of the liability as well as certain attorney costs awarded to NMHC be vacated. The judge did indicate in his July 23 decision that the plaintiffs were awarded reasonable attorney fees and requested the fees be submitted within ten days. On August 3, 2012, the plaintiffs filed a request for attorney fees for $2.0 million and asked the court to multiply that award by 7 times to total $14.0 million. TCNMI intends to oppose this request and views it to be excessive. No ruling has yet been issued on this request.

As of September 30, 2012, no apportionment or other ruling requested in the motion filed by TCNMI had been issued.  The Company estimates that, depending on the outcome of the motion filed by TCNMI on August 6, 2012, TCNMI may have an estimated liability in the range of $800,000 to $4,450,000. This range of liability does not include any amounts that may ultimately be attributable to TCNMI related to the August 3 filing by homeowners of the request for legal fees because the judge has not yet ruled on the amount or apportionment of legal fees pursuant to the homeowners request. TCNMI has denied any liability and will continue to defend itself to mitigate and/or dismiss the claims against it.

On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of certain liabilities to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI. See Notes 2 and 7.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $696,000 USD as of September 30, 2012) if found to be negligent or 750,000 FJD (or approx. $417,600 USD as of September 30, 2012) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $111,000 USD) as of September 30, 2012.

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

The total business interruption claim after time deductible was 902,097 FJD ($505,174 USD as of September 30, 2012). During the nine months ended September 30, 2012, $600,000 FJD ($334,080 USD) of these business interruption insurance proceeds have been received or accepted in writing by the insurer and were recorded as income. The receipt of the remaining proceeds is expected during late 2012 or early 2013. TFL performed certain restoration work in relation to the G8 engine that generated $342,304 FJD (approximately $191,690 USD for the nine months ended September 30, 2012). The costs of the services TFL incurred in relation to the restoration work were not significant . The G8 engine was re-commissioned on March 19, 2012 and is operational.

On June 1st 2012 an engine suffered a premature liner failure and fretting marks. The engine was repaired promptly and had no significant impact on revenue during the period. The cost of the repairs was approximately $0.2 million and was recorded in cost of sales.

As a result of the quasi-reorganization, the carrying values of property and equipment were reduced $0.4 million to an immaterial amount, the new cost basis, and the accumulated depreciation was also removed to adjust the new basis as of September 30, 2012. The majority of these property and equipment assets were related to TFL. The new cost basis, net of salvage value, will be amortized over the estimated remaining useful lives of these assets.

The Company has an agreement with the Commonwealth of the Northern Mariana Islands to manage a power plant in Tinian. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the island of Tinian. The Company is responsible for the costs of the upgrade which include labor and material. The Company has incurred approximately $1.3 million in costs associated with this upgrade as of September 30, 2012. The Company will be seeking a final certification for the upgrade from the client. Such certification includes certain negotiating issues that may have a minor effect on the remaining cost to complete the upgrade. TCNMI has been diligent in completing work outlined in the specifications on a line-by-line basis and has received acceptance from CUC for on-going work in the same manner. Although the Company believes it sufficiently completed the upgrade in 2007, some minor additional costs ranging from zero up to $125,000 may still be incurred. Pernix sold its interest in TCNMI effective October 12, 2012.

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. As of the quasi-reorganization at September 30, 2012, the lease agreements were determined to be at market rates and no favorable or unfavorable lease adjustments were necessary as part of the reallocation of asset values. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at September 30, 2012 are:

Year	Total Lease Payments
2012	$98,060
2013	319,535
2014	244,481
2015	236,763
2016	37,367
Thereafter	0
Total	$936,206

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.2 million and $0.6 million for the nine month periods ended September 30, 2012 and 2011, respectively, including the lease expense associated with TransRadio discontinued operations as disclosed below.

On September 18, 2012, the Company entered in to a twelve month lease for office space in Dubai. The lease period runs from November 15, 2012 to November 14, 2013 at cost of $3,000 per month. The purpose of this office is to facilitate the management of local and regional construction projects for new and existing customers.

On March 28, 2012, the Company sold its interest in TransRadio thereby significantly reducing Pernix Group, Inc. minimum lease commitments compared to December 31, 2011, at which time minimum lease commitments totaled $1.7 million. TransRadio’s expense included in the Company’s lease commitments for the nine months ended September 30, 2012 and 2011 was $0.1 million and $0.5 million, respectively and was included in the loss from discontinued operations in the Condensed Consolidated Statement of Operations for both periods.

During the fourth quarter of 2011, the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year. The total rent expense accrued during the nine month periods ended September 30, 2012 and 2011 under the new lease was $96,728 and zero, respectively.

Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the prior location expired in early May, 2011. The lease for the new corporate headquarters began May 1, 2011 and runs for five years through April 30, 2016 with Baron Real Estate Holdings, a related party. The lease calls for a base rental payment of $7,015 per month in the first year with a 3.0% escalation in the monthly rate in each of the four subsequent years. The average monthly rent expense for the new corporate headquarters will be approximately $7,330 per month and are included in the future minimum lease payments at September 30, 2012, as presented above. Total rent expense accrued under the old and new lease agreements approximated $64,184 and $57,740 during the nine month periods ended September 30, 2012 and 2011, respectively.

14. Work in Process and Inventories

As of September 30, 2012 and December 31, 2011 the components of inventories are as follows:

	2012	2011
Work in process	$—	$753,776
Raw materials	$—	$2,926,188
Supplies	1,976,989	1,533,408
Inventories	$1,976,989	$5,213,372

The supplies inventory represents the value of spare parts maintained by the Company for use in the diesel power generators. As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $2.0 million. The new cost basis reflects the replacement cost of the inventory as of September 30, 2012. The inventory is a current asset and was not impacted by the net asset write-up limitation which was fully absorbed by the non-current net assets. The $0.5 million increase in the carrying value of the inventory will be expensed as the inventory is used. The carrying value of other current assets approximated the fair value and no adjustment was necessary for those other current assets in connection with the quasi-reorganization.

Work in process inventory represented the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers. Included in these costs were material, labor and charges associated with certain subassemblies manufactured by third parties. Raw materials consisted of various components that were sold as spare parts or are incorporated in the manufacture of transmitter equipment. There are no work in process or raw material inventories as of September 30, 2012 as TransRadio was sold during the first quarter of 2012

15. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

16. Fair Value Disclosures

In May of 2011, Pernix Group entered into a short-term debt agreement with Bent Marketing Ltd., a related party. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000. As of September 30, 2012 and December 31, 2011, the Company has $1.0 million and $1.35 million of outstanding debt under these agreements. The interest rate on the borrowings is 5% per annum. The remaining $1.0 million outstanding, and related accrued interest is to be repaid no later than August 31, 2013. The interest expense during the nine month period ending September 30, 2012 and 2011 amounted to $48,849 and $21,458, respectively. As of September 30, 2012 there is also a $1.25 million long-term debt agreement with Bent Marketing outstanding that was entered into in February 2012 and is due on or before June 9, 2014. The interest rate on the borrowings is 5% per annum. The interest expense during the nine month period ending September 30, 2012 amounted to $40,069. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. The new cost basis reflects the fair value of the debt as of September 30, 2012. The debt is a “financial instrument” and thus is not subject to the net asset write-up limitation. The change in the carrying value of the debt will be amortized as a reduction in interest expense over the remaining term of the debt instruments which ranges from eleven months to twenty-one months and is not expected to have a material impact on the financial statements. The carrying value of other current and non-current liabilities approximated fair value and no adjustment was necessary for those other current and non-current liabilities in connection with the quasi-reorganization.

The fair value of these financial instruments approximates carrying value as the impact of any reasonable shock to interest or credit risk would be minimal in light of the remaining terms and amounts outstanding as of September 30, 2012.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short-term loans to TransRadio in amounts that remained outstanding as of March 31, 2012 of $350,000 and $375,000, respectively. The interest rate on both loans was 5% and both loans have been repaid as of September 30, 2012. On March 28, 2012, the Company sold its interest in TransRadio.

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

From time to time, the Company holds financial instruments, receivables related to sales-type lease, and foreign currency contracts. As of September 30, 2012 and December 31, 2011, the Company did not hold such financial instruments.

17. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. As of September 30, 2012, the Company holds no significant intangible assets.

18. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2012 and December 31, 2011. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital. The interest payable to SHBC as of September 30, 2012 and December 31, 2011 is $432,597 and $390,514, respectively.

The Company accrued $60,031 and $58,703 of interest payable to SHBC for unreturned capital during the nine month periods ending September 30, 2012 and 2011, respectively. No other services were provided by SHBC.

Until May 2011, the Company shared office space with a related company named Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were $60,450 for the nine months ended September 30, 2011. The charges for computer hardware and software services charged by Computhink during the nine months ended September 30, 2012 were $42,668.Total related party accounts receivable as of September 30, 2012 and as of December 31, 2011 from Computhink are $20,231 and $7,252, respectively.

19. Bank Deposits in Excess of FDIC

The Company maintains its cash accounts at numerous financial institutions. Certain of these financial institutions are located in foreign countries which do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 per institution through December 31, 2013. As of September 30, 2012 and December 31, 2011, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $18.0 million and $2.8 million, respectively. As of December 31, 2011, $0.5 million of this uninsured amount was restricted cash in Germany, related to TransRadio. The Company sold its interest in TransRadio on March 28, 2012 and has no restricted cash as of September 30, 2012. As of September 30, 2012, $10,562 of the unsecured amounts was related to TCNMI and is reflected as “current assets held for sale”.

20. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. The Company sold its interest in TransRadio which constituted the RF Transmitter Design, Installation and Service segment on March 28, 2012 and the financial results associated with that discontinued segment are presented in the Condensed Consolidated Statement of Operations as Discontinued Operations. TCNMI results are also presented as Discontinued Operations, as it was sold effective October 12, 2012, prior to the 10-Q filing date of November 14, 2012.

There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For the nine months ended September 30, 2012

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$91,534,120	$—	3,693,407	$—	$95,227,527
Interest (expense)	(41)	—	(16,011)	—	(16,052)
Interest (expense) – related party	(60,005)	—	—	(77,873)	(137,878)
Interest income	7	—	135	2,913	3,055
Depreciation and amortization	3,325	—	102,215	23,250	128,790
Income tax benefit / (expense)	1,479,888	—	(234,084)	(1,326,752)	(80,948)
Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	4,646,281	—	1,104,783	(3,563,199)	2,187,865
Gain (loss) from discontinued operations	—	(1,117,525)	(1,586,893)	—	(2,704,418)
Total capital expenditures	77,502	—	102,282	49,305	229,089
Total capital expenditures from discontinued operations	—	—	—	2,008	2,008
Total assets from continuing operations	26,265,487	—	4,233,215	3,122,540	33,621,242
Total assets held for sale from discontinued operations	—	—	505,453	—	505,453

For the nine months ended September 30, 2011

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$21,208,105	$—	$4,991,027	—	$26,199,132
Interest (expense)	(460)	—	(2,596)	—	(3,056)
Interest (expense) – related party	(58,703)	—	—	(21,458)	(80,161)
Interest income	174	—	—	2,901	3,075
Depreciation and amortization	—	—	54,782	7,605	62,387
Income tax benefit / (expense)	—	—	3,134	—	3,134
Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	534,327	—	1,463,527	(2,111,007)	(113,153)
Gain (loss) from discontinued operations	—	(1,965,580)	255,356	—	(1,710,224)
Total capital expenditures	—	—	125,376	68,489	193,865
Total capital expenditures from discontinued operations	—	—	—	18,982	18,982
Total assets from continuing operations	18,437,035	8,705,540	4,760,786	3,585,317	35,488,678

For the three months ended September 30, 2012

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$33,286,848	$—	$1,425,074	$—	$34,711,922
Interest (expense)	—	—	(2,274)	—	(2,274)
Interest (expense) – related party	(20,214)	—	—	(28,371)	(48,585)
Interest income	—	—	36	996	1,032
Depreciation and amortization	1,492	—	24,925	9,845	36,262
Income tax benefit / (expense)	954,688	—	(321,182)	(949,722)	(316,216)
Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	2,677,439	—	58,811	(1,653,855)	1,082,395
Gain (loss) from discontinued operations	—	—	131,632	—	131,632
Total capital expenditures	43,032	—	739	—	43,772
Total assets from continuing operations	26,265,487	—	4,233,215	3,122,540	33,621,242
Total assets held for sale from discontinued operations	—	—	505,453	—	505,453

For the three months ended September 30, 2011

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$15,046,099	$—	$1,628,486	—	$16,674,585
Interest (expense)	(286)	—	(884)	—	(1,170)
Interest (expense) – related party	(19,851)	—	—	(19,375)	(39,226)
Interest income	5	—	—	875	880
Depreciation and amortization	—	—	19,856	3,424	23,280
Income tax benefit / (expense)	—	—	270,186	—	270,186
Net income/(loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	76,799	—	(377,833)	(671,351)	(972,385)
Gain (loss) from discontinued operations	—	(1,204,892)	93,844	—	(1,111,048)
Total capital expenditures	—	—	115,322	11,197	126,519
Total capital expenditures from discontinued operations	—	—	—	9,440	9,440
Total assets from continuing operations	18,437,035	8,705,540	4,760,786	3,585,317	35,488,678

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract (e.g., if the contract is with a U.S. entity then the revenues are attributed to the U.S.)

As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $2.0 million. The new cost basis reflects the replacement cost of the inventory as of September 30, 2012.Fixed assets located at TFL in Fiji were $796 and $230,957 as of September 30, 2012 and December 31, 2011, respectively.

	Total Revenue		Fixed Assets — Net
Location	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Dec 31, 2011

Revenue and net fixed assets from continuing operations
United States	$91,534,120	$21,208,105	$796	$65,365
Fiji	2,625,093	3,279,316	—	230,957
Vanuatu	1,068,314	1,711,711	—	—
Other	—	—	—	10,083
Total Revenue and net fixed assets from continuing operations	95,227,527	26,199,132	796	306,404

TCNMI discontinued operations and net assets held for sale	1,214,025	1,197,420	6,997	9,568

Total revenue and fixed assets	$96,441,552	$27,396,552	$7,793	$315,972

Major Customers

The first major customer relates to the General Construction segment. On April 14, 2011, PS JV was awarded a $92.7 million task order for design and construction services in Baghdad, Iraq under the IDIQ contract. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this task order began in June, 2011. In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice.

On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on the Shield task order. The Company negotiated a settlement with OBO for total contract value of $102.5 million. The Company has not yet received a Final Acceptance Letter of the Contract. OBO remains a major customer vis-à-vis the award of the Sather task order to PS JV under the IDIQ contract during the first nine months of 2012 as well as the Niger rehabilitation contract awarded to Pernix Group, Inc. during August of 2011. Revenue on these task orders was $91.1 million and $17.7 for the nine month periods ended September 30, 2012 and 2011, respectively, accounting for 96% and 50% of total revenue from continuing operations for the periods. In January 2012, the OBO exercised Option Year 1 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2013.

The second major customer relates to the Power Generation segment. The Company signed a 20-year operations and maintenance agreement with the Fiji Electric Authority (FEA) in April 2003 and recognized revenues under the contract of $2.6 million and $3.3 million in the nine month periods ended September 30, 2012 and 2011, respectively. Revenues from FEA were 2.8 % and 12.5% of the Company’s total revenues from continuing operations in the nine month periods ended September 30, 2012 and 2011, respectively.

The third major customer relates to the Power Generation services segment. Pernix Group, under a Memo of Understanding (MOU) is performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. VUI entered into a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was extended on August 31, 2011 until a long term concessionaire is named. The Company receives expense reimbursements and management fees during this period for assuming the operations from the prior service provider. Revenue from the Vanuatu operations was $1.1 million or 1.1% and $1.7 million or 6.5% of the Company’s revenue from continuing operations for the nine month periods ended September 30, 2012 and 2011, respectively.

As noted earlier, the Company was awarded a $42.6 million contract with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji. This project began in 2007. The Company was awarded a second contract of $8.1 million in April of 2010 and work began in May of 2010. Revenue from this customer totaled $0.3 million or 0.4% of consolidated total revenues from continuing operations in the first nine months of 2012 and $3.1 million or 11.9% of consolidated total revenues in the first nine months of 2011.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in additional contract revenue representing $1.0 million and $7.8 million for the first nine months of 2012 and 2011, respectively. Revenue from the RF Transmitter sales is presented in the loss from discontinued operations for the nine month periods ended September 30, 2012 and 2011.

21. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts was generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts required the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment. As December 31, 2011, the amount recorded as advanced payments received on account of orders is $0.8 million. TransRadio was sold during the first quarter of 2012; therefore no such prepayments are included in the Condensed Consolidated Balance Sheet as of September 30, 2012.

22. Income taxes

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. During the second quarter of 2012 the Company increased its valuation allowance on its CNMI deferred tax assets by $1.4 million, as management no longer considered it more likely than not that the company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit. The CNMI deferred tax assets were fully reserved for as of September 30, 2012. As of September 30, 2012 and December 31, 2011, a valuation allowance of approximately $1.0 million and zero, respectively remained on federal U.S. net operating loss carry forward deferred tax assets. During the nine months ended September 30,  2012, the Company reduced by $0.5 million to $0.7 million the valuation allowance against the state of Illinois deferred tax assets, reflecting the expiration of the prohibition or limitation of utilization of net operating losses to offset taxable income for tax periods beginning after December 31, 2013. At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements tax benefits realized in periods after the quasi-reorganization that were not recognized at the date of the quasi-reorganization will be recorded directly to equity.

The $0.1 million tax expense for the nine month period ending September 30, 2012 excludes $0.8 million of federal tax benefit that is presented within the loss on the sale of discontinued operations, net in the Condensed Consolidated Statement of Operations. There were no material interest expenses or penalties for the year to date or for the quarter. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2005 through 2011 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company had income tax benefit of $3,134 from continuing operations in the first nine months of 2011. The TransRadio income tax benefit of $26,376 is presented as part of the loss on sale of discontinued operations in the Condensed Consolidated Statement of Operations for the first nine months of 2011.

23. Subsequent Events

Effective October 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company, an unrelated third party and the sales price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 coupled with buyer assumption of certain liabilities. The gain on the October 12, 2012 sale of TCNMI was $1.0 million, and will be reflected as a credit to Additional Paid in Capital in the fourth quarter of 2012. See Notes 2, 7, and 13.

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

The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income against additional paid-in-capital. The condensed consolidated balance sheet as of September 30, 2012 gives effect to adjustments to the fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the condensed consolidated balance sheet as of September 30, 2012 is presented on a different basis of accounting and, therefore, is not comparable to the prior period.

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

The estimates and assumptions used in the valuations obtained in connection with the quasi-reorganization are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially. As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $2.0 million. The new cost basis reflects the replacement cost of the inventory as of September 30, 2012. The inventory is a current asset and was not impacted by the net asset write-up limitation which was fully absorbed by the non-current net assets. The $0.5 million increase in the carrying value of the inventory will be expensed as the inventory is used.

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project. Our current projects are design/build contracts with a fixed contract price. These contracts are with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulations. Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs of the project) to the fixed contract price. The resultant amount less amounts earned in prior periods is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the nine months ended September 30, 2012 and 2011 as the “nine month periods ended September 30, 2012 and 2011”, respectively or as the “first nine months of 2012 and 2011”, respectively.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues

Total revenues increased $69.0 million to $95.2 million for the nine month period ended September 30, 2012 compared to $26.2 million for the prior year period. This increase is primarily attributable to the $70.3 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in 2012 relate to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation task orders in Iraq, as well as Department of State projects in Fiji and Niger. The increase as compared to 2011 is primarily attributed to two Iraq contracts (and related change orders) to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 (“Baghdad Police Academy Annex” f.k.a. “Shield”) and January 2012 (“Sather”). Revenue for the Shield and Sather task orders increased $71.3 million to $89.0 million for the nine months ended September 30, 2012. Revenue for the Sather project was $38.2 million and $0 for the nine months ended September 30, 2012 and 2011, respectively. Significant work progressed on the Shield contract during the current year to date period as the project is essentially complete except for warranty and close out work at September 30, 2012 based on the scope as amended by the partial termination for convenience notice received in March 2012. The Sather contract was awarded during the first quarter of 2012 and it is 42% complete as of September 30, 2012. Only $17.1 million of revenue was recorded on these task orders in the first nine months of 2011 as the Shield task orders construction had just begun in April, 2011 and the Sather contract had not yet been awarded to PS JV. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the Shield task order. During the third quarter of 2012, the Company received a fair and reasonable settlement from OBO on the Shield task order.

In addition, approximately 9% of the Niamey, Niger embassy rehabilitation project was completed during the first nine months of 2012, resulting in $2.1 million of construction revenue compared to no revenue recorded on this contract in the first nine months of 2011 as it was not awarded to Pernix until August of 2011. The Niger contract is expected to be completed in mid to late 2014 and steady progression of significant work began in July 2012 and is expected to continue until completion.

The increase in construction revenue driven by the CHU IDIQ program and Niger project was partially offset by the $2.8 million decrease in revenue, from $3.1 million in the first nine months of 2011 to $0.3 million in the first nine months of 2012, related to the U.S. Embassy projects in Fiji which were complete or substantially complete as of December 31, 2011.

RF Transmitter Design, Installation and Service — During the first nine months of 2012 and 2011, revenues related to TransRadio contracts totaled $1.0 million and $7.7 million, respectively and are included in the “Loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues vary depending upon the size and number of contracts completed and accepted during a period. No individually significant large contracts were completed in 2012 prior to the sale of TransRadio. The revenue for the nine months ended September 30, 2011 that is included in the “Loss from discontinued operations, net of income taxes” reflects the second quarter 2011 completion and acceptance of the Luxembourg contract that generated revenue of approximately $3.5 million coupled with revenue from contracts completed and accepted in the first nine months of 2011 in Switzerland, Germany, Israel and Spain along with other revenue.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased $1.3 million (or 26%) to $3.7 million for the nine months ended September 30, 2012, from $5.0 million for the nine months ended September 30, 2011. The decrease was due primarily to a lower management fee from the Vanuatu power generation facility ($0.6 million decrease) coupled with a decrease in TFL revenue ($0.7 million) reflecting higher and more consistent use of hydro power. During 2012, the VUI facility is operating at steady state and earned a lower fee compared to the comparable 2011 quarter when significantly higher facility safety, maintenance and other operations activities were occurring as VUI transitioned into the facility replacing the prior concessionaire. In addition, there were lower revenues from TFL reflecting the impact of higher Fijian hydro power utilization and the engine failure that occurred in August 2011 triggering lower power generation in Kinoya until the engine was fully recommissioned in March 2012. This decrease in revenue from the engine failure was more than offset by the insurance proceeds and engine rebuild revenues included in “other income” totaling $0.7 million for the nine months ended September 30, 2012.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $63.5 million to $82.7 million for the first nine months of 2012 compared to the comparable period of 2011, primarily reflecting the costs on the Iraq CHU IDIQ task order awards and related modifications that were not awarded to the PS JV until after the first quarter of 2011 coupled with the impact of the costs related to the Niger embassy project. This increase is slightly offset by a decrease in potential warranty-related costs related to the Fiji Embassy contracts as both of the contracts were substantially complete at December 31, 2011. In connection with effecting the quasi-reorganization as of September 30, 2012, the fair value of construction contracts was recorded as an asset, subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation. An asset totaling less than $0.1 million was booked for the contracts and is not anticipated to significantly impact operating income and will not impact cash from operations of the construction segment.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and were $0.6 million for the 2012 period prior to the sale of TransRadio and $5.9 million for the first nine months of 2011. These costs are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations for both periods.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased $0.6 million to $2.3 million for the first nine months of 2012 from $2.9 million for the comparable prior year period, primarily reflecting the lower 2012 planned maintenance expenses ($0.4 million) and the gain on the settlement of the insurance deductibles ($0.1 million).  In connection with effecting the quasi-reorganization as of September 30, 2012, the inventory of TFL was increased by $0.5 million to reflect replacement cost which was higher than carrying value. This increase could negatively impact the future operating income of TFL as the higher replacement cost of inventory will be expensed in connection with repair and maintenance activity. This adjustment will not impact cash from operations of TFL. In addition, the fair value of power contracts was recorded as an asset, subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation. An asset totaling less than $0.1 million was booked for the contracts and is not anticipated to significantly impact operating income and will not impact cash from operations of the power segment.

Gross Profit

Gross profit increased by $6.1 million to $10.3 million for the nine months ended September 30, 2012 as compared to $4.2 million in the comparable 2011 period. The increase was due primarily to the higher gross profit from the construction segment year over year reflecting the Company’s significant strides in the past several years in business development efforts and this increase more than offset the decrease in the power generation segment. Several unusual events contributed to the lower than anticipated power segment gross profit for the period including longer than anticipated time to bring the G8 engine in Fiji back on line, and greater utilization of hydro power in Fiji.  We do not expect these conditions to persist in the remainder of 2012. Furthermore, the negative impact of the G8 engine outage in the first quarter of 2012 was more than offset by the recording of business interruption insurance proceeds and engine rebuild revenues totaling $0.6 million and presented in Other Income as discussed below.

Operating Expenses

Salaries and Employee Benefits — Salaries and employee benefits increased $0.5 million for the nine months ended September 30, 2012 compared to the prior year period reflecting the higher expenses associated with expanding our construction team and supporting professional management and staff to meet the needs of our growing business.

General and Administrative Expenses — General and administrative expenses increased $0.3 million in the first nine months of 2012 from approximately $1.7 million for the first nine months of 2011 primarily due to higher travel expenses and business development costs associated with our growing business which more than offset lower corporate professional fees.

Other Income (Expense)

Other income increased by $0.6 million during the first nine months of 2012 compared to the comparable period ended September 30, 2011, primarily reflecting business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was no such income during the first nine months of 2011.

Pretax Income

Consolidated pretax income increased 6.0 million from $0.4 million to $6.4 million for the nine months ended September 30, 2012 compared to the prior year nine month period as the higher income from construction activities under the IDIQ containerized housing program coupled with other income was partially offset by lower operating income from the power generation segment and higher corporate expenses incurred to support our growing business.

Income from Continuing Operations

As part of our strategic plan formulated in early 2012, the Company embarked on a review of returns of its operating activities and decided to consider strategic options for two operations. In connection with this plan, the Company ultimately decided to discontinue two operations in 2012; TransRadio which was sold in March 2012 and TCNMI which was sold in October 2012. These strategic changes allow the Company to significantly enhance expected profitability and allow management to focus on continued development of core businesses. Demonstrative of the anticipated improvement in results following the sale of these discontinued operations, income from continuing operations increased $5.9 million to $6.0 million for the nine months ended September 30, 2012 compared to the prior year period as $2.7 million and $1.8 million of losses associated with the discontinued operations were separately presented as discontinued operations, net of income taxes, in our condensed consolidated statement of operations for the periods, respectively.

Consolidated Net Income / (Loss)

Consolidated net losses were $0.5 million, after losses of discontinued operations, net of income taxes, for the nine months ended September 30, 2012 compared to net losses of $1.9 million for the nine months ended September 30, 2011. Included in these losses from discontinued operations is the loss from TransRadio discontinued operations of $1.1 million, net of tax benefit of $0.8 million, during the 2012 period and $2.1 million, net of tax benefit of approximately $10,000 during the 2011 period. The loss from discontinued operations related to TCNMI includes an increase in the CNMI deferred tax asset valuation allowance ($1.4 million) reflecting the impact of the Company’s change in strategy on its assessment of the likelihood that the net operating loss deferred tax assets would be utilized. The loss per share from discontinued operations was ($0.29) per share and ($0.19) per share for the nine months ended September 30, 2012 and 2011, respectively. The Company realized a book gain on the sale of TCNMI on October 12, 2012 that will be recorded through retained earnings in accordance with the generally accepted accounting principles pertaining to quasi-reorganizations. The Company also realized a taxable loss on the sale of TCNMI of approximately $51.8 million that gives rise to new potential tax benefits of $21.4 million as of the date of the sale. The likelihood of realizing these tax benefits will be assessed quarterly along with other deferred tax assets of the Company.

The tax expense from continuing operations increased to $0.1 million reflecting the tax effect of higher current taxable income which was partially offset by the net decrease in the valuation allowance against state deferred tax assets.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total revenues increased $18.2 million to $33.3 million for the quarter ended September 30, 2012 compared to $15.1 million for the prior year quarter. This increase is primarily attributable to the $18.6 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2012 relate to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Fiji and Niger. The increase as compared to 2011 is primarily attributed to a contract to construct containerized housing that was awarded to Pernix-Serka Joint Venture (PS JV), January 2012 (“Sather”). Revenue for the Shield and Sather contracts totaled $17.9 million and $14.3 million, respectively, for the quarter ended September 30, 2012. The Sather contract was awarded during the first quarter of 2012 and during the third quarter of 2012 the completion of the project progressed from 40.5% complete as of June 30, 2012 to 42% as of September 30, 2012, reflecting significant work and the impact of an additional award of approximately $49.0 million on the project during the third quarter of 2012. No revenue was recorded on the Sather contract in the third quarter of 2011 as it had not yet been awarded to PS JV. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the Shield task order as only warranty and closeout work remains to be completed on the project as of September 30, 2012. The Company negotiated a fair and reasonable final settlement on the Shield task order with OBO.

In addition, 7.4% of the Niamey, Niger embassy rehabilitation project was completed during the third quarter of 2012, resulting in $1.1 million of construction revenue compared to no revenue recorded on this contract in the third quarter of 2011 as it was not awarded to Pernix until August of 2011. The Niger contract is expected to be completed in mid to late 2014 with steady progression of significant work beginning in July 2012 and continuing until completion.

The increases in construction revenue driven by the CHU IDIQ program and Niger project was partially offset by the $0.2 million decrease in revenue from second quarter of related to the U.S. Embassy projects in Fiji which were complete or substantially complete as of December 31, 2011.

RF Transmitter Design, Installation and Service — During the third quarter of 2012 and 2011, revenues related to TransRadio contracts totaled $0 and $1.7 million, respectively and are included in the “loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues vary depending upon the size and number of contracts completed and accepted during a period.

Service Fees — Power Generation Plant. Service fees — power generation plant decreased $0.2 million (or 12%) to $1.4 million for the three months ended September 30, 2012, from $1.6 million for the three months ended September 30, 2011. The decrease was due primarily to a lower management fee from TFL reflecting more consistent and higher mix of hydro to diesel power generation and usage.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $14.3 million to $28.7 million for the third quarter of 2012 compared to the comparable quarter of 2011, primarily reflecting the costs on the Iraq CHU IDIQ Sather task order awards and related modifications. The Sather contract was not awarded to the PS JV until after the first quarter of 2011 and significant progress on the Shield contract did not begin until the second quarter of 2011. This increase is slightly offset by a decrease in potential warranty-related costs related to the Fiji Embassy contracts as both of the contracts were substantially complete at December 31, 2011. In connection with effecting the quasi-reorganization as of September 30, 2012, the fair value of contracts was recorded as an asset, subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation. An asset totaling less than $0.1 million was booked for the construction contracts and is not anticipated to significantly impact operating income and will not impact cash from operations of the construction segment.

Transmitter design, manufacture, installation and service cost — These costs are associated with TransRadio, and were $0.0 million and $1.5million for the third quarters of 2012 and 2011, respectively. These costs are included in the “loss from discontinued operations, net of income taxes” in our condensed consolidated statement of operations for the quarter ended September 30, 2012.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant were $1.3 million lower quarter over quarter at $0.7 million compared to $2.1 million. The significant decrease in the quarter reflects lower planned maintenance expense ($0.9 million) coupled with the reduction attributable to the third quarter 2011 accrual of insurance deductibles associated with the TFL engine failure. These decreases were partially offset by unplanned maintenance expense of $0.2 million in the 2012 third quarter. In connection with effecting the quasi-reorganization as of September 30, 2012, the inventory of TFL was increased by $0.5 million to reflect replacement cost which was higher than carrying value. This increase could negatively impact the future operating income of TFL as the higher replacement cost of inventory will be expensed in connection with repair and maintenance activity. This adjustment will not impact cash from operations of TFL. In addition, the fair value of power contracts was recorded as an asset, subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation. An asset totaling less than $0.1 million was booked for the contracts and is not anticipated to significantly impact operating income and will not impact cash from operations of the power segment.

Gross Profit

Gross profit increased by $5.1 million to $5.3 million for the three months ended September 30, 2012 as compared to $0.2 million in the comparable 2011 quarter. The increase was due primarily to the increased construction margin due to the substantial level of progress made on the CHU task orders during the quarter that more than offset quarter over quarter the reduction in the power generation segment and the lack of 2012 revenue related to the US embassy in Fiji which was substantially completed during 2011.

Operating Expenses

General and Administrative Expenses — General and administrative expenses increased $0.2 million to $0.7 million for the three months ended September 30, 2012 compared to the prior year quarter, reflecting higher travel costs and other expenses in support of our growing business.

Other Income (Expense)

Other income decreased by $0.1 million during the three months ended September 30, 2012, reflecting Fijian foreign exchange losses.

Pretax Income

Consolidated pretax income increased $4.5 million to $3.6 million for the quarter ended September 30, 2012 compared to a pretax loss of approximately $0.9 million for the prior year period as the higher income from construction activities under the IDIQ containerized housing program was partially offset by lower income from Fiji construction projects and lower income from the power generation segment and higher general and administrative expenses.

Income from Continuing Operations

As part of our strategic plan formulated in early 2012, the Company embarked on a review of returns of its operating activities and decided to consider strategic options for two operations. In connection with this plan, the Company ultimately decided to discontinue two operations in 2012; TransRadio which was sold in March 2012 and TCNMI which was sold in October 2012. These strategic changes allow the Company to significantly enhance expected profitability and allow management to focus on continued development of core businesses. Demonstrative of the anticipated improvement in results following the sale of these discontinued operations, income from continuing operations increased $3.9 million to $3.6 million for the three months ended September 30, 2012 compared to the prior year period as $0.1 million of income and $1.1 million of losses associated with the discontinued operations were separately presented as discontinued operations, net of income taxes, in our condensed consolidated statement of operations for the periods, respectively.

Consolidated Net Income / (Loss)

Consolidated net income was $1.2 million for the three months ended September 30, 2012, after losses from discontinued operations, net of income taxes, compared to net losses of $2.1 million for the three months ended September 30, 2011. Included in these losses from discontinued operations is the loss from TransRadio discontinued operations of $0.0 million during the 2012 period and $1.2 million, net of tax benefit of approximately $15,000 during the 2011 period. The income from discontinued operations related to TCNMI was approximately $0.1 million for both periods. The income / (loss) per share from discontinued operations was $0.01 per share and ($0.12) per share for the three months ended September 30, 2012 and 2011, respectively. The Company realized a book gain on the sale of TCNMI on October 12, 2012 that will be recorded through retained earnings in accordance with the generally accepted accounting principles pertaining to quasi-reorganizations. The Company also realized a taxable loss on the sale of TCNMI of approximately $51.8 million that gives rise to potential new tax benefits of $21.4 million as of the date of sale. The likelihood of realizing these tax benefits will be assessed quarterly along with other deferred tax assets of the Company.

The tax expense from continuing operations increased to $0.3 million reflecting the tax effect of higher U.S. current taxable income which was partially offset by the net decrease in the valuation allowance against state deferred tax assets.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$18,875128	$2,933,894

	Nine Months	Nine Months
	Ending	Ending
	September 30,	September 30,
	2012	2011
Cash provided by / (used in) operating activities	$17,712,266	$4,066,583
Cash (used for) investing activities	970,711	279,600
Cash (used for) / provided by financing activities	(3,167,105)	2,658,480
Effect of exchange rates on cash	425,162	227,636
Increase / (decrease) in cash and cash equivalents	$15,941,234	$7,232,299

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio, we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment in early 2012 and the TCNMI operations in October 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and lack of anticipated demand growth for power in CNMI. In addition, the sale of these operations allows Pernix management to focus on the general construction and more profitable power segment operations. Management anticipates improved profitability and cash flow as a result of these divestitures. See the Business Description and Discontinued operations notes for further details. On September 18, 2012, the Company entered in to a twelve month lease for office space in Dubai. The lease period runs from November 15, 2012 to November 14, 2013 and has a monthly cost of approximately $3,000. The purpose of this office is to pursue and manage regional construction projects for new and existing customers. Finally, the Company has significant net operating loss carryforward deferred tax assets that it anticipates utilizing over the next several years that will negate any current federal income tax cash payments other than those required under the alternative minimum tax which generally are 2% of taxable income.

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

As of September 30, 2012, the Company’s total assets exceeded total liabilities by $12.4 million. This was a $0.7 million increase from December 31, 2011. As of September 30, 2012, the Company had $1.1 million of short term borrowings and $1.3 million of long term borrowings from related parties. As of September 30, 2012, the Company effected an elective quasi-reorganization to eliminate its existing accumulated deficit of $68.6 million against additional paid in capital. Typically, quasi-reorganizations enhance a company’s ability to raise capital and pay dividends as the operations have “turned a corner” to anticipated profitability. The adjustments from this “fresh start” accounting method have no effect on our cash flow and provide us with a further streamlined balance sheet, which will better reflect the progress in our current and future business operations. Subsequent to September 30, 2012, new “retained earnings” will be separately maintained and disclosed.  In addition, the increase in the inventory and construction and power contracts, as subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation, will not impact cash from operations.

The $15.9 million increase in cash primarily consists of $17.7 million of cash provided by operating activities, $1.2 million provided by the sale of TransRadio, $0.2 million of new borrowings that more than offset the impact of $1.9 million used to repurchase preferred stock and pay down debt to Bent Marketing and $2.2 million distribution to minority interest holders and tax authorities on the behalf of minority interest holders.

The Company does not currently have material commitments for capital expenditures as of September 30, 2012. Management believes that the sale of TransRadio and TCNMI will help to improve cash flow in the future as those operations used significant cash in operating activities during 2010, 2011 and the first nine months of 2012. See the Discontinued Operations Note to the Condensed Consolidated Financial Statements for further detail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

The following represent either changes to internal controls or other factors that could materially affect internal controls during the quarter ended September 30, 2012:

There were no changes in our internal controls in the third quarter of 2012.

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

Not Applicable.

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

Pernix Group, Inc.
(Registrant)

Dated: November 14, 2012	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Gregg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer