Form 10-K
period 2012-12-31
Pernix Group, Inc.
filed 2013-04-01
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $827,525.

Number of shares of the registrant’s common stock outstanding as of March 26, 2013: 9,403,697

DOCUMENTS INCORPORATED BY REFERENCE: None.

1

2

Disclosure Regarding Forward-Looking Statements

You are cautioned that the Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in the Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. Furthermore, the Company strategizes and objectively plans based upon certain current expectations and intentions which are subject to change at any time at the discretion of management and the Board of Directors (the “Board”). These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “Pernix,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the calendar year ended December 31, 2012 as “2012” and the calendar year ended December 31, 2011, as “2011.”

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2012, Pernix Group employs 105 people and is 96.8% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its seven subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

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

As discussed below, the current management team has transformed the Company through the 2012 disposition of unprofitable business entities, implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005 management has significantly reduced debt and increased equity, improved the profitability of its continuing operations and built its contract backlog. Pernix Group, Inc. management believes the Company has reached a “turning point” in its operations and future profitable operations are reasonably assured. Accordingly, the Company elected to effect a quasi-reorganization, as further discussed later in this report.

As part of a strategic plan formulated in early 2012, the Company embarked on a comprehensive review of its operating activities, leading to a decision to divest two operating units in 2012. Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI, Inc. (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of all liabilities. For the period from January 1, 2012 through October 12, 2012, the loss from the TCNMI discontinued operations was $1.8 million. The gain on the sale of TCNMI was $1.1 million and was recorded in the fourth quarter of 2012 as Additional Paid In Capital in accordance with accounting rules for discontinued operations occurring in connection with a quasi-reorganization.

For calendar year 2011, the income from TCNMI discontinued operations was $1.6 million consisting primarily of deferred tax benefits. Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power O&M /power construction operations that are expected to provide a higher return on investment and generate higher growth.

Until March 2012, we also operated an RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. TransRadio had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian and the acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated and although the radio transmitter segment did win two contracts in March 2012, prior to the disposition, the Company did not know when historical levels of sales volumes would resume. On March 28, 2012, the Company consummated the sale of its 82% interest in TransRadio to Bevita Commercial Corporation, a related party, for $1.2 million in cash.  For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations ($1.1 million) and sale ($0.8 million) of TransRadio was $1.9 million. TransRadio accounted for $3.6 million of 2011 consolidated net losses. If not for these losses, Pernix would have had net income of $2.3 million in 2012 and $5.4 million in 2011. The purpose of the sale was to curtail future losses attributable to TransRadio and to re-allocate capital and human resources to the Construction and Power segments.

Pernix Group has transformed its operations from a capital intensive, self-performing construction and power services company to a more agile, minimally leveraged design-build construction management services and facility O&M company that utilizes a more collaborative approach with strategic partners who possess niche capabilities. Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards the Company received in 2011and 2012 totaling over $230 million.

Business Segments

General Construction

Our general construction services include comprehensive pre-construction planning and construction management services. As a general contractor, we have responsibility from award through the successful completion of each project we pursue.

We have developed an international network of suppliers and subcontractors that are capable of delivering products and services on a global basis. Together with these strategic partners, we utilize niche capabilities and experience that address customer design, budget and schedule requirements. All of our construction management team members have worked on complex international projects. We have the expertise required to successfully conduct full-scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and environmentally challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the project, thereby exceeding our clients’ expectations at every opportunity. Pernix Group has the ability to self-perform mechanical and electrical trades when doing so brings efficiencies and value to a project and our customers.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By collaborating with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. In connection with an award from the U.S. Government, for example, we brought forward a team of companies that included 140 offices worldwide, over 60,000 employees, working on five continents. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction. The aforementioned contracts awarded from OBO to Pernix and Pernix-Serka Joint Venture (PS JV) highlight our accomplishments. PS JV is a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka.  PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq and elsewhere.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts with revenue totaling over $200 million under this program during the 21 months from April 2011 through December 2012, as mentioned in the previous paragraph and outlined in detail below.

On January 13, 2012 the U.S. Department of State (DOS) awarded PS JV with a re-procurement contract having an estimated value of between $103 and $117 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Significant design and construction work began during the first half of 2012. As of December 31, 2012, PS JV received award notices and modifications totaling $103.0 million on this project. On March 14, 2013, the Company received an additional modification for a $10.8 million office building.

On April 14, 2011, PS JV was awarded a $92.7 million project to be constructed in Baghdad, Iraq under the IDIQ contract. This Project was originally known as the Shield project and more recently was renamed the Baghdad Police Academy Annex. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this task order began in June, 2011 and since the original award, PS JV received modifications amounting to $9.8 million bringing the adjusted total contract value to $102.5 million. As of December 31, 2011, the contract was approximately 51% complete.  In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice.

 PS JV worked closely with the Department of State toward a fair resolution resulting in a negotiated settlement with OBO for total contract value of $102.5 million. Approximately $1.2 million remains in the backlog as of December 31, 2012 for estimated close-out and project management work through August 2013 when the warranty period expires. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Shield project. The Company has not yet received a Final Acceptance Letter of the Contract. OBO remains a major customer vis-à-vis the award of the Sather task order to PS JV under the IDIQ contract during 2012 as well as the Niger rehabilitation contract awarded to Pernix Group, Inc. during August of 2011. In addition, in January 2013, the OBO exercised Option Year 2 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV into January 2014.

On September 30, 2011, the PS JV was awarded an additional contract for an $80.3 million project to be completed in Baghdad, Iraq for the construction of an embassy and other structures. On October 21, 2011, the Company received a “Suspension of Work” notice from the U.S. Department of State. Ultimately, the contract was “Terminated for Convenience” because the government decided to “re-scope” the project. In March, 2012, the OBO released a task order proposal request as the project was rebid as “re-scoped” and ultimately another company was awarded the re-scoped project. The breadth and depth of experience in embassy construction is significant to Pernix and is expected to be a key strategic component that the Company will utilize to bid on and win future work with the Department of State as they intend to build or rehabilitate up to 32 embassies in the 2012 through 2017 timeframe.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million for an embassy rehabilitation project in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.6 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project to $24.6 million. Pernix established a limited liability company in Niger in connection with this contract. In early July, 2012, Pernix Group, Inc. received the Notice to Proceed (NTP) and Company representatives joined OBO representatives in Niger for a kick-off meeting to begin substantial construction on the project. Construction activity on this project began during the third quarter of 2012 and is expected to continue into the third quarter of 2014.

Our recent experiences with the OBO, have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of our staff and our partners to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

During the third quarter of 2012, the Company established an office in Dubai (United Arab Emirates) to secure new and existing customers in light of significant anticipated demand for construction services forecasted in the region over the next decade. In connection with this effort, the Company organized Pernix Technical Works LLC (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary of this variable interest entity. To provide a base for local operations, the Company entered into a lease agreement for office space for PTW. See Note 22 in our notes to the consolidated financial statements.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This joint venture operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The joint venture was created for the purpose of bidding on US Government construction and infrastructure development projects. In January 2007, the Pernix/SHBC JV received a final award and notice to proceed with a $42.6 million contract with subsequent change orders of $4.3 million to design and build a new embassy compound for the United States Department of State in Suva, Fiji. To execute this project, the Pernix / SHBC joint venture formed a wholly owned subsidiary in Fiji called Telesource SHBC (Fiji), Ltd. (TSF). In April of 2010 the Company was awarded a second contract of $8.1 million on the embassy compound in Fiji. As of December 31, 2011 both of the Suva projects reached substantial completion. TSF has since been merged into TFL and will continue to pursue construction projects in the region.

The Fiji projects reached substantial completion on time, and we intend to leverage our experience and track record in Fiji to bid on and obtain additional embassy and/or US Government projects as the Department of State intends to build, rehab or upgrade more than 32 embassy and consulate facilities in the 2013 — 2017 timeframe.

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

Construction Segment Outlook

According to Global Construction 2020, construction is expected to outpace world economic growth in the next decade as Asian markets continue to develop rapidly and the US registers a sharp cyclical recovery. Construction today is a $7.2 trillion market and by 2020, it is estimated construction economic output will have grown by 70% to $12 trillion. A total of $97.7 trillion is expected to be spent on construction globally during the next decade and by 2020 construction may account for 13.2% of the world economic output. Forecasts show the most dynamic growth for construction over the next decade is expected to come from emerging markets. Conversely, construction in most developed countries will be constrained by large public deficits, austerity programs, muted population growth and limited economic expansion. The Company does not know if or when it may experience an impact related to the sequestration but it is possible and it could materially negatively affect the revenue and net income of the Company.

US construction is expected to stand out from most developed countries by registering a sharp cyclical rebound driven by a strong upturn in residential and non-residential construction. Population growth will help drive this growth along with cyclical factors. As a result of the aforementioned divergence between developed and developing market economies, emerging markets are expected to make up more than half of the global construction market by the end of this decade. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments.

Power

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and facilities O&M for small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids and underground cable installation. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine and turbine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

Pernix focuses on operating efficiency and reliability while maintaining safety, security and environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities in which our operators work and live. Pernix Group power segment employees are not absentee operators but ones who live and work in the community and depend upon the same power being provided to our customers.

Our power business segment includes construction and facilities O&M services. Specifically, Pernix Group provides plant engineering, design, procurement, construction, and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining diesel, hydro, and solar power facilities. Pernix differentiates itself within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers.

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

In this segment we have also developed significant working relationships and joint-venture partners in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers. Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget. The Company has also formed a strategic alliance with UEI Holdings, LLC. This arrangement enables Pernix to expand its offerings and adds significant capabilities. UEI Holdings has experience with diverse power sources and technologies and over the past 15 years has managed, commissioned, designed, or helped build over 50,000MW of power generation facilities. The relationship brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

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

Transmission and Distribution Systems

Pernix Group has experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions and our safety record is excellent. Safety is a major concern of any T&D maintenance program, and all projects start with proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from local governments and utilities, and we continually monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with many years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the most current T&D technologies.

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

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji)and the Republic of Vanuatu (Vanuatu) and contributed $5.1 million, or 4.3% of our 2012 revenue.  In addition, in December 2012, the Power segment was awarded a $1.6 million contract to install underground cable between Lungga Power Station and Ranadi Sub-Station in the Solomon Islands for the Solomon Islands Electricity Authority (SIEA).

Telesource (Fiji), Limited (TFL)

TFL, a wholly-owned subsidiary of Pernix, conducts our power generation activities in Fiji. TFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The operations & maintenance (O&M) contract for this project expires in 2023 and includes management of a total of 74MW of diesel power generation capacity in Fiji.

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel based power plant in Fiji. In 1999, FEA awarded TFL the contract to expand the power plant to 12 MW. During the coup in 2000 disturbances at the hydro power generation facility led to rolling power cuts on the main island of Viti Levu. At that time, FEA modified the contract to move the 12MW machines to Vuda Power Plant, which is the second largest diesel-based power plant in Fiji, and added 20MW for the Kinoya Power Plant. As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year O&M contract for both the Kinoya and Vuda Power Plants in 2003.

As a further testament to FEA’s satisfaction with TFL, in late 2005, FEA awarded TFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. Furthermore, TFL has been asked to bid on a 20 MW Kinoya plant capacity expansion project in 2013. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions.

Demonstrative of TFL’s outstanding O&M performance record, FEA, recently rated the TFL-managed Vuda and Kinoya power stations first and second out of five power stations in Fiji, and the FEA report stated that “it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and TFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly-owned subsidiary in 2010 named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu. On January 1, 2011, VUI assumed responsibility for operating and maintaining a diesel power plant, hydro dam, and the entire T&D system for the city of Luganville and a15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service. In short, this is a turn-key utility operation. VUI operates under a short term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was scheduled to terminate on August 31, 2011. The MOU was extended by the Government of Vanuatu indefinitely on August 31, 2011 until a permanent concessionaire is selected. VUI has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. Under the MOU, the Company receives various expense reimbursements and fees during this period for assuming the operations from the prior service provider. Such reimbursements and fees are, to a certain extent, dependent upon the Company’s assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Income. As of the date of this report, VUI continues to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed.

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

Power Segment Outlook

In the countries belonging to the Organization for Economic Cooperation and Development (OECD) - including countries in North America and Europe – energy saving practices and technologies are expected to keep power usage relatively flat, even as these countries achieve economic growth and even higher living standards. In contrast, non-OECD power demand is expected to grow by close to 65 percent due to growing prosperity and expanding economies. Billions of people will be working to advance their living standards, thus requiring more power. The need for power to make electricity is expected to remain the single biggest driver of demand. By 2040, electricity generation is expected to account for more than one half of the increase in global power demand.

Oil is expected to remain the largest single source of energy to 2040, growing around 25 percent. But the most significant shift in the energy mix occurs as natural gas displaces coal and is expected to become the second-largest fuel by 2025. Gas is expected to grow faster than any other major fuel source, with demand up 65 percent by 2040. An economical and clean fuel source, gas grows in importance as it helps meet rising power generation demand in the future. Because they are abundant in supply and more economical to develop than other fuel sources, oil, natural gas and coal will continue to play a major role in long-term energy supply. Together, these three fuels are expected to provide approximately 80 percent of total global energy by 2040.

 In recent years, a combination of two technologies in use for decades – horizontal drilling and hydraulic fracturing – has enabled the energy industry to economically access and produce natural gas and oil found in shale and tight rock. Horizontal drilling allows a well to be drilled horizontally underground for thousands of feet, providing greater access to reservoirs to enhance and maximize productivity and economic resource recovery.  This drilling practice also reduces the environmental footprint by enabling the drilling of multiple wells from a single location. In hydraulic fracturing, a solution – primarily water and sand, mixed with a small amount of chemicals – is injected into the rock thousands of feet underground to open very thin cracks, allowing trapped natural gas and oil to migrate to the well. This technology has been used in more than one million wells worldwide for the past six decades. Together these two technologies have unlocked vast new supplies of natural gas and oil, which otherwise would not have been commercially viable. The results are changing the landscape of energy supply in North America, particularly in the United States. For example, six years ago, production from North Dakota’s Bakken region registered a 100-fold increase in the last six years. These new technologies present new opportunities for construction and distribution of power and Pernix Group’s power segment is well positioned to pursue these opportunities which are expected to be smaller in size and fit well with Pernix agile organizational structure.

Meanwhile, there is a growing demand to supplement or replace aging power generation equipment, and to improve efficiency by replacing government operators with private sector providers. In the U.S., two-thirds of the country’s installed plants are 25 or more years old and need to be replaced and re-powered, principally with new combustion turbines.

As mentioned above, Pernix is unique within the power industry as we have constructed and operated power plants in some of the most remote locations in the world and we can readily scale to various size projects ranging from small to mid-sized projects, on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we serve reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while being mindful to use existing equipment when possible. These upgrade projects can be carried out while the power plant continues to operate. These customer-focused transition efforts often produce significant cost savings to our customers. As noted above, TFL and VUI provide facility O&M services for diesel power plants under long term contracts or memos of understanding. The Company has the capability to provide renewable fuel options, including power design, construction and facility O&M services for hydro, solar and other green energy sources and is actively pursuing those opportunities in Fiji, Vanuatu, the Solomon Islands and other locations.

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

Our Business Strategy

Our business strategy as a diversified contractor focuses on expanding our public (government funded or sponsored) as well as private general construction, power construction and facilities O&M service segments. Key elements of our strategy include:

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

Expand and foster positive relationships with governments, public agencies and private entities worldwide

We will continue to focus on maintaining and expanding our relationships with governments, public agencies and private entities worldwide. We believe that the best way to develop new contacts and opportunities is to consistently exceed existing customer expectations; something we strive to do with every opportunity to serve. We will find new opportunities through promoting our Company’s resume and our reputation in the marketplace to targeted customers. These efforts will be supplemented by market intelligence gathering and providing customized solutions based upon an understanding of the specific needs of each governmental agency and each private customer. Upon identifying these opportunities we will continue to expand our network of international contacts and communicate our capabilities which in turn, will further expand our client base, as evidenced by our recent award in the Solomon Islands.

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

Strengthen and support human capital

Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. Pernix Group’s CEO and V.P. of Construction each bring over 25 years of significant institutional and industry experience to the Company. In addition, the Company hired a new V.P. Power effective January 31, 2013 that brings over 30 years of progressive industry experience in the energy and independent power business, having led successful development of more than 2,350 MW of power generation both in the U.S. and internationally. He has broad ranging experience structuring complex power projects, including EPC contract negotiations, fuels supply, asset management, project development, project and plant acquisitions, operations, owner's construction oversight, program management, and project finance. During his distinguished career, he has worked with power utilities, equipment manufacturers, independent power producers, construction firms and consulting firms. In his new capacity, he will be responsible for growing and managing Pernix's power business, including O&M contract execution and construction of new power generating facilities and related infrastructure in the U.S. and overseas. His role will include long-range/strategic planning, new project sourcing and evaluation, project pre-qualification and bidding, project finance and execution of awarded mandates. Additionally, he will oversee the company's existing power operations in the Pacific region.

Our customers benefit from the extensive experience of the Pernix team members; we have engineers at Pernix with project experience in 50 different countries. Recent management team hires in the Finance and Administration areas have brought Pernix Group approximately 50 years of experience in investment banking, “Big 4” public accounting, and Fortune 250 finance departments. In addition, the Company is actively pursuing additional business development and operations managers in the construction segment. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. We believe that we attract and retain talented employees by offering them the opportunity to work on highly visible and technically challenging projects in a stable work environment. Our non-engineering level employees are hourly workers, while our engineering and supervisory staffs are full-time employees with monthly salaries. All of our employees are non-union workers, although we may employ union subcontractors from time to time. As of December 31, 2012, we employed 105 people.

We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. In late 2011, the Pernix Board of Directors approved an incentive stock option plan, with the first options granted in January 2012. Management has broadened participation in the incentive stock option plan as specified by the management team based on performance.

Effective December 12, 2012, the Board appointed Don J. Gunther to fill the Board seat recently vacated by Mr. Jeffrey Adams. Mr. Gunther, brings a wealth of construction and energy knowledge to the Board. He is currently serving as Chairman of the Board of INgage Networks, a high-tech company that is a leading enterprise networking organization and is a director of WPX Energy, Inc., an oil and gas exploration and production company. Until his retirement in 1999, Mr. Gunther was Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated (1):

	Year End December 31,
	2012	2011
General Construction	$114,872,655	$51,841,103
Power Generation Services	5,150,811	6,188,448
Corporate	—	—
Total revenue from Continued Operations	$120,023,466	$58,029,551
Revenue from Discontinued Operations	2,178,038	11,811,299
Total Revenue	$122,201,504	$69,840,850

(1)

For additional financial information including net income by segment, see Note 23 in the notes to our consolidated financial statements.

Our Clients

The General Construction segment has one customer, the U.S. Department of State. The loss of this customer would have a material adverse impact on the Company’s consolidated financial performance. This customer represents 95% of the consolidated total revenues of $120.0 million. The Company does not know if or when the Department of State will experience an impact related to the sequestration but it is possible and it could materially negatively affect the revenue and net income of the Company.

As of December 31, 2012, the Power Generation Services segment has three primary customers: the FEA, the Government of Vanuatu and Solomon Islands Electric Authority (SIEA).  In 2012, none of these customers individually account for more than 10% of the consolidated total revenues. On August 2, 2011, a diesel engine at one of our sites in Fiji was significantly damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL under the FEA contract. In 2011, TFL recorded the expense associated with the deductible and other engine related failure expense items in the amount $0.6 million. In addition, TFL accelerated certain maintenance activities into 2011 from 2012. Meanwhile, the insurance proceeds from the insurer were recorded in early 2012 as they were not received by TFL nor confirmed by the insurer until that time. The incident reduced pretax income in 2011 by $1.5 million including insurance deductibles and maintenance expenses, and enhances 2012 results by the amount of the insurance proceeds recorded in 2012 of $0.6 million plus the benefit of the reduced maintenance load that was accelerated into 2011. As of March 2012 all anticipated insurance proceeds have been received or confirmed by the insurer in writing.

The RF Transmitter Design, Installation and Service segment has various major customers, none of which individually accounted for more than 10% of the consolidated total revenues in 2012 or 2011.

The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. The loss on the sale and loss from operations  of TransRadio was $1.9 million in 2012 and was recorded in the first quarter of 2012 and is reflected in the statement of income as loss from discontinued operations. The comparable 2011 loss attributable to the discontinued operations of TransRadio was $3.6 million.

Joint Ventures

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we want to strengthen either our market position or our technical skills. One example of such an arrangement is PS JV, our joint venture with Serka. During 2011 and 2012, several such joint ventures and strategic alliances were established and we continue to develop more strategic relationships.

Competition

The professional, technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller, more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Pernix Group utilizes partnerships and other key strategic relationships to obtain an advantage with regard to niche specialization, to obtain flexibility with regard to scale and scope of projects it may be involved with thereby enhancing the combined resumes of Pernix and its partners. Pernix Group will continue to focus on providing the “best in class” procurement and contract execution processes as well as world class customer service in an agile fashion.

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

Regulation

We are regulated in a number of fields in which we operate. In the United States, we primarily deal with the United States Department of State to bid and execute on the construction of U.S. embassies, containerized housing unit task orders and other projects. When working with this agency, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

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

We are also subject to various government laws, regulations and/or applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution, i.e. Council on Environmental Quality, the Environmental Protection Agency (EPA) and FEA. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from local agencies. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with any applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, our operating facilities also may be forced to shut down until the instances of non-compliance are corrected and/or be subject to fines or penalties. We are responsible for ensuring compliance of facilities with applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Presently, neither the Customer Choice Act nor other similar proposed legislation dealing with U.S. power policies directly impact us because the legislation and restructuring plan pertain to the retail market or new contracts in wholesale markets. However, we could be impacted in the future by, among other things, increases in competition as a result of deregulation. Compliance with federal, state, local and foreign laws enacted for the protection of the environment have had no significant effect on our capital expenditures, earnings, or competitive position to date. We are actively monitoring these developments in power proceedings in order to evaluate the impact on existing projects, and also to evaluate new business opportunities created by the restructuring of the electric utility industry and technological developments therein.

Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2012, and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the fiscal year ended December 31, 2012:

Balance at December 31, 2011	$70,996,164

New construction contracts / amendments to contracts in 2012	111,708,446

Less: construction revenue earned as of December 31, 2012	(114,803,035)

Balance at December 31, 2012	$67,901,575

Management anticipates that $55.4 million of the $67.9 million backlog as of December 31, 2012, will be recognized as revenue during 2013 and $12.5 million will be recognized as revenue after 2013. The table does not include a $10.8 million modification received on March 14, 2013, that will generate incremental revenue related to new office space for the Sather project awarded to PS JV, a $2.0 - $3.0 million sole source award offered to PS JV by OBO on March 1, 2013 or the $1.6 million contract executed between SIEA and Pernix Group on February 20, 2013. Finally, the table does not include revenue associated with our long term contract or memo of understanding  for power operating and maintenance services or construction segment stipend income of $0.1 million year to date as the stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work.  As previously discussed, the Company received a notice of scope reduction on the Shield task order (n.k.a. Baghdad Police Academy Annex) during 2012 and approximately $1.2 million remains in the backlog  as of December 31, 2012 for related estimated close out and project management work through August 2013 when the warranty period expires. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Shield project.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Lombard, Illinois. We leased the office space until March 4, 2013, when we purchased the office building in which our corporate offices are located. In order to support our relationship with the U.S. Department of State and OBO, as well as to facilitate contract execution that exceeds our customers’ expectations, PS JV has leased space in Vienna, Virginia. The lease term is for a period of 48 months beginning in January of 2012. In Fiji, our power generation subsidiary is leasing office space for a two-year term that ends on June 30, 2013. We entered into a one year non-cancelable lease agreement effective on November 15, 2012 to house our United Arab Emirates regional office in Dubai. We also leased office and factory space in the Commonwealth of the northern Mariana Islands and in Berlin, Germany under non-cancelable operating leases and month to month leases until the CNMI and German subsidiaries were sold in early October 2012 and late March, 2012, respectively, thereby alleviating Pernix of the related lease obligation for these discontinued sites. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises. In addition to corporate offices, we provide housing for several employees located in remote locations for construction and power facilities operations and maintenance work. These leases are not individually significant and are generally living expenses that are considered in the cost and pricing of the related contracts and in some cases are billed to the joint venture under which the related contract work is being performed.

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

During the second quarter of 2012, the parties agreed to enter into one week of “binding mediation” rather than go to trial. However, the mediation between the parties failed and the judge overseeing the mediation issued a binding, non-appealable decision on July 23, 2012 which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants. Due to the lack of an apportionment, the Company did not adjust the related accrual subsequent to receiving the July 23, 2012 ruling.

On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of all liabilities to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI. As of the date of the sale, no apportionment ruling had yet been received. Furthermore, the buyer assumed all third party liabilities of TCNMI in connection with the stock purchase agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded in the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PRXG.” As of December 31, 2012, there were 189 shareholders of record. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCBB reporting system as restated on a post-reverse stock split basis. The reverse stock split became effective on September 30, 2011.

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2012:
First quarter	0.75	0.75
Second quarter	2.75	2.50
Third quarter	2.50	2.50
Fourth quarter	2.50	2.50

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2011:
First quarter	0.45	0.45
Second quarter	0.75	0.45
Third quarter	0.75	0.75
Fourth quarter	0.75	0.75

There were no stock transactions on the OTCBB during the third and fourth quarters of 2011 or in the first and fourth quarters of 2012. We have not paid a cash dividend since our inception and we currently have no plans to pay cash dividends in the foreseeable future.

The Company implemented a new incentive stock option plan for employees (the “ISOP”) in December 2011. As of December 31, 2012 and 2011, there were 152,500 and zero option awards outstanding under the ISOP, respectively. In December 2012, the Company implemented a new long term incentive plan for non-employee directors and consultants (the “LTIP”) and as of December 31, 2012, there were no awards granted under the LTIP. In January 2013, the company awarded an additional 347,500 options and 78,500 options under the ISOP and LTIP, respectively.

Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued subsequent to 2010. Previously issued unregistered securities were disclosed in prior periodic filings on Forms 10-Q and 10-K for those periods.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You are cautioned that this Annual Report on Form 10-K and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements concerning future operations and performance of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue influence on these forward-looking statements. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing, political instability or violence. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income against additional paid-in-capital. The consolidated balance sheet as of December 31, 2012 gives effect to adjustments to the fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the consolidated balance sheet as of December 31, 2012 is presented on a different basis of accounting and, therefore, is not comparable to the prior period.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Executive Summary

The Company recognized pretax income from continuing operations attributable to Pernix Group, Inc. of $3.4 million and $0.1 million for 2012 and 2011, respectively, reflecting the growth in our construction business and the positive impact of the restructuring of our operations through the 2012 disposition of TransRadio and TCNMI. The loss on these discontinued operations was $3.7 million and $2.1 million during 2012 and 2011, respectively. In order to curtail the negative impact of these losses on Pernix and to enable the Pernix management team to focus its efforts on the strategic plan initiatives to grow the core construction and power businesses, Pernix completed the sales of TransRadio and TCNMI in March and October of 2012, respectively.

Included in the 2011 results is the $5.3 million benefit from the release of a portion of the Company’s income tax valuation allowance against its deferred tax assets arising principally from net operating loss carryforwards. Of the $5.3 million, $4.0 million was related to continuing operations and $1.3 million was related to discontinued TCNMI operations. The valuation allowance release was based on our assessment that it is more likely than not that we will realize our domestic deferred tax assets and a portion of TCNMI’s deferred tax assets.

Adjusting to exclude the net impact of the 2011 initial release of the income tax valuation and the losses of the discontinued operations of TransRadio and TCNMI, we recognized net income attributable to Pernix Group of $3.8 million ($0.43 basic and diluted earnings per share) in 2012 and net loss of $0.1 million, ($0.01 basic and diluted  per share) for 2011, as explained and reconciled in the table below.

Net income and basic earnings per share attributable to Pernix Group, Inc. reconciliation:

(in thousands, except per share data)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Net income attributable to Common Stockholders of Pernix Group, Inc.	$422	$1,823
Plus:
Losses attributable to TransRadio and TCNMI sold in 2012	3,663	2,067
Less:
Net impact of 2011 initial income tax valuation allowance release continuing operations	—	3,966
Income from all other sources	$4,085	$(76)

Basic earnings (loss) per share attributable to Pernix Group, Inc.	$0.43	$(0.01)
Diluted earnings (loss) per share attributable to Pernix Group, Inc.	$0.43	$(0.01)

Basic weighted shares outstanding	9,403,697	9,403,697
Diluted weighted shares outstanding	9,418,704	9,429,647

During 2012, we delivered strong performance. Our construction backlog remained relatively stable in 2012 at $67.9 million as of December 31, 2012 compared to $71.0 million at December 31, 2011 after having grown from $2.2 million as of the end of 2010. The backlog reflects new contract awards totaling $111.7 million net of completed work totaling $114.8 million during 2012. Our construction segment benefitted from an increased need to provide secure facilities for U.S. Government personnel caused by instability in certain foreign countries. Our Power segment subsidiary, Vanuatu Utilities and Infrastructure (VUI), continued to benefit from managing the power facilities on Vanuatu under a Memorandum of Understanding (MOU) during 2012. VUI contributed $1.0 million of pretax income during 2012 compared to $1.7 million during 2011. The decrease in revenue during 2012 reflects the stabilization of operations, as 2011 reflects the initial year of activity. VUI is currently awaiting a decision by the Government of Vanuatu regarding the appointment of a concessionaire for the long term concession deed. We anticipate VUI being awarded the long term concession based on the tenuous relationship between the previous concessionaire and the Government of Vanuatu coupled with the positive reviews VUI has received from the Utilities Regulatory Authority of Vanuatu for work performed under the MOU. The decrease in VUI income was largely offset by the improved performance of TFL as it contributed $0.5 million toward income from continuing operations in 2012 compared with breakeven performance in 2011 when it incurred the financial impact of the August 2011 engine failure at one of our power plants in Fiji. In light of these recent and notable successes in the construction and power segments coupled with the  2012 sale of TransRadio and TCNMI, management implemented “fresh start” accounting through a quasi-reorganization as of September 30, 2012.

As the U.S. and global markets recover from the recession, industry experts predict that construction in emerging markets will make up more than half of the global construction market by the end of this decade. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments. The combination of growing demand to supplement or replace aging power generation equipment, growing demand for power in non-OECD countries and demand to improve power efficiency through the use of new power technologies presents a wealth of opportunities for construction and distribution of power. Pernix Group’s power segment is well positioned to pursue these opportunities which are expected to be smaller in size and fit well with our agile organizational structure.

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

Critical Accounting Policies and Estimates

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary. All inter-company accounts have been eliminated in consolidation. The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income against additional paid-in-capital. The consolidated balance sheet as of December 31, 2012 reflects the adjustments to fair value of assets and liabilities that were recorded in connection with the implementation of the quasi-reorganization and subsequent amortization thereof.  As a result, the consolidated balance sheets as of December 31, 2012 are presented on a different basis of accounting and, therefore, are not comparable to the prior period. In addition, certain reclassifications were made to prior years’ amounts to conform to the 2012 presentation, including the retroactive reclassification of 2011 results of TransRadio and TCNMI operations to discontinued operations presentation in the consolidated statement of income. See Notes 1, 2 and 8 in our notes to our consolidated financial statements.

Revenue Recognition

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

Cost of Construction Revenue. Cost of construction revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

Power Generation Service Revenue. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations for the years ended December 31, 2012 and 2011. See Note 8 in the notes to our consolidated financial statements. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time the prepayments are recorded as revenue. Certain TransRadio contracts require training services separate from acceptance of provisions and are generally provided after the delivery of the product to the customer. These services are a separate element of the contract that is accounted for as revenue is earned. The amount attributable to services is based on the fair value of the services in the marketplace and is typically stipulated separately with the customer.

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

Stock Based Compensation

In December 2011, the Company’s shareholders and board of directors approved the 2012 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. In connection with the annual shareholder meeting held on November 12, 2012, the shareholders approved a long term incentive plan for non-employee directors (the “LTIP”) and consultants. The plan allows various types of awards including stock options, stock awards, restricted stock units and other types of awards. As of December 31, 2012, 152,500 awards were outstanding and unvested under the ISOP and no awards were granted or outstanding under the LTIP.

We recognize the expense associated with stock option awards over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. The option valuation was performed using a fair value Black Scholes model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During 2012 and 2011 the compensation  expense related to the stock options was less than $0.1 million and zero, respectively.

See Note 20 in the notes to our consolidated financial statements for additional information pertaining to the stock based compensation plans.

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

We review the need for a valuation allowance at least quarterly. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination. As noted above, the valuation allowance was partially released during the fourth quarter of 2011 resulting in a $5.3 million tax benefit. The valuation allowance adjustment in 2012 resulted in an income tax expense of $0.6 million during 2012. As of December 31, 2012, our deferred tax assets total $28.1 million net of a valuation allowance of $23.2 million ($4.9 million net) on a post quasi-reorganization basis. The valuation allowance incorporates a full reserve on the deferred tax asset generated by the October 12, 2012, sale of TCNMI by the Company that resulted in a taxable loss of $51.7 million. The federal and state deferred tax assets arising from this loss on sale of TCNMI approximates $22.5 million and is fully reserved for through the valuation allowance resulting in a zero net impact on our deferred tax assets, net as of December 31, 2012.

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $1.6 million in 2012 because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits. There is no intention to repatriate amounts earned by TFL prior to November 2012; thus, no U.S. tax liability is recorded for historic TFL income. U.S. Tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu and Pernix Group periodically repatriates these earnings.

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

The Company uses forward exchange contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. The Company did not employ any such contracts, nor were any such contracts outstanding during 2012 or 2011.

Results of Operations

Results of Operations for the calendar year ended December 31, 2012 compared to the calendar year ended December 31, 2011

Revenues

Total revenues more than doubled, increasing $62.0 million for the fiscal year ended December 31, 2012 compared to the prior year. This increase is primarily attributable to the $63.0 million increase in construction revenue reflecting the Company’s significant strides in the past several years in business development efforts and leveraging its significant experience in bidding, winning and executing government contracts with its strategic partners.

General Construction - Specifically, the revenue is largely attributable to the Containerized Housing Units (CHU) IDIQ program in Iraq, which began in 2011. The Sather and Shield projects generated $111.2 million of revenue during 2012 compared to $47.4 million during 2011. The projects advanced from 1% and 51% complete to 56% and 99% complete during 2012, respectively. In addition, during 2012 the Company received a full notice to proceed with construction on the Niamey, Niger rehabilitation project, thereby generating $3.2 million of income in 2012 compared to $0.3 million of income during 2011 when the Company only had a limited notice to proceed. During 2012, the progress on the Niger project advanced from 1% complete to 14% complete. The Shield project is expected to be complete during 2013 and the Sather and Niger contracts are expected to be completed in 2013 and early 2014, respectively. The work on the Sather contract awarded in January 2012 commenced in early 2012 as such, no revenue was recorded on this contract in 2011.The increases in construction revenue driven by the CHU program and Niger project were partially offset by the $3.3 million decrease in revenue from the U.S. Embassy project in Fiji. The Fijian embassy project consisted of  two contracts, the Suva new embassy construction project  and the Suva cleared access area fit-out project, both of which reached substantial completion, (99.4% and 97%) as of December 31, 2011, respectively.

Service fees (Including Other Revenue)— Total Power Generation revenue decreased $1.1 million in 2012 compared to 2011. The decrease reflects the $0.6 million reduction in the Vanuatu management fee for the operation of the Vanuatu power plant under the Memo of Understanding (MOU). This year over year fee reduction reflects that the VUI operations were at steady state during 2012 compared to start-up mode in 2011. The remaining $0.5 million decrease in power generation revenue reflects the reduction in TFL’s diesel power generation as Fiji’s Electric Authority shifted to a higher mix of hydro relative to diesel power during 2012. TCNMI was sold during 2012 and the operations of TCNMI are reflected as discontinued operations in our consolidated statement of income.

Costs and Expenses

General Construction Costs —( including Construction Costs — Related Party). Total construction costs, including construction costs — related party, increased $54.3 million from 2011 to $102.3 million for 2012 compared to 2011, primarily reflecting the costs on the Iraq CHU projects and related modifications and settlement negotiations and the Niger contract activity. This increase was partially offset by a $1.5 million decrease in costs related to the Fiji Embassy contracts.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased $1.0 million (25%) to $2.9 million in 2012, resulting from lower 2012 maintenance expense. The higher level of 2011 expenses for planned maintenance and unplanned restoration work on three TFL engines, along with insurance deductible expenses,  related to the August 2011 TFL engine failure.

Gross Profit

Gross profit increased by $8.7 million (140%) to $14.8 million for 2012 as compared to $6.2 million for the prior year. The $8.7 million gross profit increase is driven by the success of the construction segment and reflects the Company’s continued efforts related to business development and strategic partner formation initiatives that are positioning Pernix for future growth and enhanced performance.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $1.0 million (42%) to $3.4 million for 2012 from $2.4 million for 2011. This increase was due primarily to the salary and benefits for additional personnel hired to support estimating and construction development activities, coupled with the impact of higher bonuses recognizing the Company’s improved performance in 2012. In addition, the increase includes a shift of approximately $0.2 million from general and administrative costs in 2011 to salary and benefits costs for 2012 relating to the conversion of a consultant into a full time employee in our power operations early in 2012.

General and Administrative Expenses. General and administrative expenses were relatively stable at $2.6 million for 2012 and 2011 as significant reductions in with corporate professional fees ($0.5 million) were largely offset by higher travel expenses ($0.2 million) and business development costs and other costs associated with our growing business.

Other Income (Expense)

Other expense increased by $0.6 million during 2012 compared to 2011, reflecting the 2012 collection and recording of insurance proceeds related to the 2011 TFL engine failure ($0.6 million). Insurance proceeds are not recorded in income until they are confirmed by the insurer or received from the insurer.

Income Tax Benefit (Expense)

The income tax benefit from continuing operations decreased by $3.3 million during 2012 to $0.7 million from $4.0 million during 2011. Included in the 2011 results is the $4.0 million benefit from the initial release of a portion of the Company’s income tax valuation allowance against its net operating loss (NOL) carry forward (CF) deferred tax assets (DTA). The $0.7 million 2012 income tax benefit, primarily reflects the income tax refund received from the state of Illinois ($0.2 million) combined with the impact of the approaching December 31, 2013 expiration of the limitation of the use of net operating loss carryforwards in the state of Illinois. The related state deferred tax assets are recorded at a rate of 9.5% if expected to be realized during 2013-2014 and 7.75% if expected to be realized in 2015 and beyond.   Valuation allowances are released when, based on our assessment, it is more likely than not that we will utilize our NOL CF deferred tax assets. The related benefits are reflective of our positive outlook for the Company’s future operations.

Consolidated Net Income from Continuing Operations

Consolidated net income from continuing operations almost doubled during 2012, increasing $4.9 million to $10.0 million. The 97% increase is driven by the performance of our construction operations that generated gross profit increases of $8.7 million while only modestly increasing the related cost structure. The remaining change in the net income from continuing operations reflects the $0.7 million 2012 tax benefit which is $3.3 million lower than in the prior year.

Loss from Discontinued Operations, Net

The loss from discontinued operations was $3.7 million and $2.1 million for 2012 and 2011, respectively. The losses include the operations and loss on divestitures of TransRadio and TCNMI which were sold in March and October of 2012, respectively. The TransRadio loss of $1.9 million included a $0.7 million loss on sale and the TCNMI loss of $1.8 million did not include any gain or loss on the sale as the $1.1 million gain on sale was recorded into Additional Paid in Capital in accordance with quasi-reorganization accounting rules during 2012. The losses are presented net of the related tax effects of zero and $0.4 million for TransRadio for 2012 and 2011, respectively, and $1.4 million expense and a $1.4 million benefit for TCNMI in 2012 and 2011, respectively. The 2012 deferred tax expense reflects the increase of the DTA NOL valuation allowance in connection with the change in strategy that resulted in the sale of TCNMI. TCNMI operations were negatively impacted in 2012 by litigation expenses related to the Koblerville housing lawsuit.

Revenue for TransRadio and was $9.2 million lower in 2012 at $1.0 million compared to $10.2 million in 2011. TransRadio revenues are recognized pursuant to the terms of the contracts with the client, which require customer approval of the operation of the equipment prior to invoicing. Thus, revenues of this segment are by nature dependent on the size and number of contracts completed and accepted by customers during a period. Revenues of this segment are also cyclical and due to the economic decline, especially in Europe, coupled with violence and the “Arab Spring” in the Middle East, our revenues in this segment were negatively impacted. The 2012 revenue was generated by several smaller contracts while the 2011 revenue reflects the completion and acceptance of one large contract, the Luxembourg contract, that generated revenue of approximately $3.5 million coupled with revenue from contracts completed and accepted in 2011in Switzerland, Germany, Israel, Spain, Russia, France, and other countries that totaled $6.7 million. As noted above, the Company sold TransRadio during early 2012 to curtail losses of the segment and to allow management to focus on strategic initiatives in its core competency of diversified contracting through the construction and power segments. The TransRadio costs of sales are lower by approximately $6.8 million at $0.6 million for 2012, compared to$7.4 million for the prior year, commensurate with the lower level of sales given the truncated 2012 period of operation and deterioration of product demand.

Having discontinued these underperforming operations management has curtailed the negative financial impact of these losses on Pernix and has allowed Pernix management team to focus its efforts on the strategic plan initiatives to grow the core construction and power businesses. Pernix management believes that the Company’s continuing operations are well positioned for the future as a result of these actions.

Consolidated Net Income Attributable to Common Shareholders

The Company has consolidated net income attributable to common shareholders of $0.4 million and $1.8 million for 2012 and 2011, respectively. Excluding the 2011 impact of the initial recording of the deferred tax assets and the impact of discontinued operations, the increase in the year over year consolidated net income attributable to common shareholders is $4.2 million The improved performance is primarily driven by the significant improvement in the construction segment as the Company reaps the benefits related to its recent business development and strategic alliance initiatives. The Company is well positioned for 2013 and beyond as it leverages its significant experience in bidding, winning, and executing government contracts with its strategic partners, as well as the positive position of the power generation segment heading into 2013

Liquidity and Capital Resources

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$21,406,898	$2,933,894

	Fiscal Year Ending December 31, 2012	Fiscal Year Ending December 31, 2011
Cash provided by / (used in) operating activities	$19,567,064	$(3,422,068)
Cash provided by / (used for) investing activities	954,464	(259,527)
Cash (used in) / provided by financing activities	(2,473,687)	1,992,566
Effect of exchange rates on cash	425,163	335,330
Increase / (decrease) in cash and cash equivalents	$18,473,004	$(1,353,699)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government and through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. In addition, on May 14, 2012, the Company’s Registration Statement became effective with the SEC thereby registering 5,000,000 shares of previously unissued stock in a primary fixed price offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment as well as TCNMI during 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and anticipated lack of demand growth for power in CNMI. These divestitures allow Pernix management to optimize earnings by focusing on the more profitable general construction and power segment operations that it intends to grow. Management anticipates improved profitability and cash flow as a result of these divestitures. See Notes 1 and 8 in the notes to our consolidated financial statements for further details. On September 18, 2012, the Company entered into a lease for office space in Dubai. The lease period runs from November 15, 2012 to November 14, 2013 and has a monthly cost of approximately $3,000. The purpose of this office is to pursue and manage regional construction projects for new and existing customers. Finally, the Company has significant operating loss carryforward deferred tax assets that it anticipates utilizing over the next several years that will negate any current federal income tax cash payments other than those required under the alternative minimum tax which are generally 2% of taxable income.

We also believe that collections on the outstanding receivables which are primarily U.S. Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors. Distribution of the PS JV accumulated earnings are subject to approval of the PS JV Executive Committee and practice has generally been to distribute earnings on a quarterly basis. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capacity, will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions.

As of December 31, 2012, the Company’s total assets exceeded total liabilities by $16.0 million. This was a $4.6 million increase from December 31, 2011. As of December 31, 2012, the Company had short term and long term borrowings of $1.0 and $1.3 million, respectively, compared to December 31, 2011 when the Company had $0.9 million outstanding on the line of credit and $2.3 million in short term borrowings. As of December 31, 2012, the Company had retained earnings of $0.9 million subsequent to the implementation of an elective quasi-reorganization as of September 30, 2012. The Company had an accumulated deficit of $68.1 million (prior to the quasi-reorganization) that was eliminated against additional paid in capital at September 30, 2012. The Company will continue to maintain and disclose new “retained earnings” since the implementation date. In addition, the increase in the inventory and construction and power contracts, as subject to the limitation that total net assets cannot be “written up” in connection with the quasi-reorganization implementation, will not impact cash from operations. Typically, quasi-reorganizations enhance a company’s ability to raise capital and pay dividends as the operations have “turned a corner” to anticipated profitability. The adjustments from this “fresh start” accounting method have no effect on our cash flow and provide us with a further streamlined balance sheet, which will better reflect the progress in our current and future business operations.  The $18.5 million increase in cash during 2012 is comprised of cash provided by operating activities of  $19.6 million, generally reflecting the cash provided by continuing operations, $1.2 million of cash provided by the sale of TransRadio and $0.9 million of new borrowings which combined more than offset the use of cash to repurchase preferred stock ($1.2 million) and reduce debt payable to Bent Marketing, as well as the payment of $2.2 million of distributions to minority interest holders and tax authorities on the behalf of minority interest holders.

The Company does not currently have material commitments for capital expenditures as of December 31, 2012.

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued an ASU that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.3 million related to TransRadio during the first quarter of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the Statement of Changes in Stockholders’ Equity.

In February 2013, the FASB issued an ASU that requires an entity to report items reclassified out of accumulated other comprehensive income to enable users to understand the impact of such reclassifications on income or to a balance sheet account. The Company has complied with this reporting requirement during 2011 and 2012. As is reported in our statement of changes in stockholders’ equity, in connection with the September 30, 2012 quasi-reorganization, the Company has reclassified $0.1 million from accumulated other comprehensive income to additional paid in capital in accordance with accounting guidance for “fresh start” accounting. In addition, the Company disclosed the $0.3 million release of foreign currency translation into income in connection with the sale of TransRadio as mentioned above. This guidance does not have a material impact on our financial statements or disclosures.

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. GAAP previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has complied with the requirements of this update during 2011 and 2012 and it is not expected to have a material impact on our financial statements or disclosures. See Note 22 in the notes to our consolidated financial statements.

 Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all non-cancelable operating leases with a remaining term of more than one year are primarily related to office buildings and equipment, in effect at December 31, 2012 and 2011 and total $1.1 million and $1.7 million, respectively. $0.2 million of the $1.1 million lease commitment as of December 31, 2012 was rescinded in the first quarter of 2013 in connection with the purchase of the Lombard corporate headquarters from a related party. $0.6 million of the lease commitment as of December 31, 2011 related to TransRadio and is no longer a commitment of the Company subsequent to the March 2012 sale of TransRadio. The Company does not guarantee residual value of any leased assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pernix Group, Inc.

We have audited the accompanying consolidated balance sheet of Pernix Group, Inc. as of December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2011. Pernix Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pernix Group, Inc. as of December 31, 2011 and the consolidated results of its operations and its cash flows for  the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Skokie, Illinois

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pernix Group, Inc.

We have audited the accompanying consolidated balance sheet of Pernix Group, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012. Pernix Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pernix Group, Inc. as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on December 6, 2011, the Company’s Board of Directors approved the implementation of a quasi-reorganization. As a result of the approval, the Company decided to adopt fresh-start reporting pursuant to ASC 852-20 as of September 30, 2012. The consolidated financial statements of the Company after the quasi-reorganization are presented on a different basis than those of the Company prior to the quasi-reorganization and, therefore, are not comparable in all respects.

/s/CohnReznick LLP

Chicago, Illinois
April 1, 2013

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
as of December 31, 2012 and 2011

	Quasi Reorganization
Assets	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$21,406,898	$2,933,894
Accounts receivable, (less allowance for doubtful accounts of $0 at December 31, 2012 and $142,235 at December 31, 2011, respectively)	7,889,147	28,829,543
Retainage receivables	200,000	—
Accounts receivable - related party	23,041	—
Other receivables	433,231	36,370
Inventories	1,822,945	4,459,596
Work in process	—	753,776
Restricted cash	—	544,017
Deferred tax asset	1,033,098	1,650,715
Prepaid expenses and other current assets	725,873	3,605,366
Total current assets	33,534,233	42,813,277
Plant and equipment, (net of accumulated depreciation of $3,816 and $2,375,041 as of December 31, 2012 and December 31, 2011, respectively)	24,339	716,010
Deferred tax asset, (net of valuation allowance of $23,277,969 and $15,053,181 as of December 31, 2012 and December 31, 2011, respectively)	3,850,837	3,883,213
Other assets	90,960	205,165
Intangible assets, net:
Trademark	—	488,541
Construction and Power contracts	221,136	—
Total assets	$37,721,505	$48,106,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$841,066	$24,978,662
Accounts payable – related party	11,667	24,555
Income tax payable	—	193,696
Other payables	203,884	—
Accrued expenses	8,701,619	2,085,992
Other current liabilities	—	259,016
Outstanding credit lines	—	891,709
Short term debt	18,905	558,985
Short term debt - related party	1,060,284	1,738,500
Interest payable - related party	447,491	390,514
Prepayments received on orders	—	802,345
Billings in excess of costs and estimated earnings	8,917,382	4,354,491
Dividend payable	130,887	164,821
Total current liabilities	20,333,185	36,443,286
Other non-current liabilities	—	175,010
Long-term debt - related party	1,349,906	—
Total liabilities	21,683,091	36,618,296

Commitments and contingencies	—	—
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Convertible senior preferred stock, $0.01 par value. Authorized 500,000 shares $170,000 and $389,250 involuntary liquidation preference, 170,000 and 389,250 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,700	3,893
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at December 31, 2012 and December 31, 2011	94,037	94,037
Additional paid-in capital	9,148,757	77,921,831
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	(68,109,729)
Retained earnings - since September 30, 2012	938,810	—
Accumulated comprehensive income / (loss)	—	(538,451)
Accumulated comprehensive income / (loss) - since September 30, 2012	12,183	—
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	10,195,487	9,371,581
Non-controlling interest	5,842,927	2,116,329
Total Stockholders' equity	16,038,414	11,487,910
Total liabilities and Stockholders' equity	$37,721,505	$48,106,206

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
For Years Ended December 31, 2012 and 2011

	Quasi Reorganization
	December 31, 2012	December 31, 2011
Revenues:
Construction revenues	$ 114,863,035	$ 51,841,103
Service fees – power generation plant	5,124,196	6,187,622
Service fees – related party	26,615	826
Other revenue	9,620	—
Gross revenues	120,023,466	58,029,551
Costs and expenses:
Construction costs	102,283,559	47,982,824
Operation and maintenance costs - power generation plant	2,904,362	3,862,214
Cost of revenues	105,187,921	51,845,038
Gross profit	14,835,545	6,184,513
Operating expenses:
Salaries and employee benefits	3,425,304	2,414,698
Occupancy - related party	101,132	103,724
General and administrative	2,611,208	2,560,813
Total operating expenses	6,137,644	5,079,235
Operating income	8,697,901	1,105,278

Other income (expense):
Interest income / (expense) income, net	(13,379)	2,052
Interest (expense) - related party	(165,194)	(118,319)
Foreign currency exchange (loss)	(104,721)	(50,742)
Other income, net	793,710	154,473
Total other income / (expense)	510,416	(12,536)

Consolidated income from continuing operations before income taxes	9,208,317	1,092,742

Income tax benefit	772,536	3,966,257

Consolidated net income from continuing operations	9,980,853	5,058,999

(Loss) from discontinued operations, net of income taxes TransRadio Transmitter	(1,903,790)	(3,617,678)
(Loss) / income from discontinued operations, net of income taxes TCNMI Power Generation	(1,759,496)	1,550,634

Loss from discontinued operations	(3,663,286)	(2,067,044)

Consolidated net income	6,317,567	2,991,955

Less: Net income attributable to non-controlling interest	5,821,949	1,042,479

Consolidated net income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	495,618	1,949,476

Less: Preferred stock dividends	73,361	126,497

Consolidated net income attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$ 422,257	$ 1,822,979

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$ 0.43	$ 0.41
Diluted net income per share from continuing operations	$ 0.43	$ 0.41
Basic net income per share	$ 0.04	$ 0.19
Diluted net income per share	$ 0.04	$ 0.19
Basic and diluted net (loss) per share from discontinued operations	$ (0.39)	$ (0.22)
Weighted average shares outstanding - basic	9,403,697	9,403,697

Weighted average shares outstanding - diluted	9,418,704	9,429,647

See accompanying notes to consolidated financial statements.

	PERNIX GROUP, INC
	AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Income
	For Years Ended December 31, 2012 and 2011

	Quasi Reorganization
	2012	2011

Consolidated net income	$6,317,567	$2,991,955
Other comprehensive income:
Foreign currency translation adjustment	512,463	100,489

Total comprehensive income	$6,830,030	$3,092,444
Net income attributable to non-controlling interests	$5,821,949	$1,042,479
Foreign currency translation attributable to non-controlling interests	54,181	9,591
Total comprehensive income attributable to non-controlling interest	$5,876,130	$1,052,070
Total Comprehensive income attributable to the stockholders of Pernix Group, Inc., and Subsidiaries.	$953,900	$2,040,374

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	Income / (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2011	$ 11,487,910	$ (68,109,729)	$ (538,451)	$ 94,037	$ 3,893	$ 77,921,831	$ 2,116,329

Net income / (loss)	$ 6,317,567	$ 495,618	$ -	$ -	$ -	$ -	$ 5,821,949
Foreign currency translation adjustment	512,463	-	458,282	-	-	-	54,181
Preferred Stock dividends	(73,361)	(73,361)	-	-	-	-	-
Preferred Stock repurchased	(1,096,251)	-	-	-	(2,193)	(1,094,058)	-
Additional paid in capital from:							-
Incentive Stock Option Plan	29,339	-	-	-	-	29,339	-
Securities registration cost	(17,305)	-	-	-	-	(17,305)	-
Quasi-Reorganization cost	(91,851)	-	-	-	-	(91,851)	-
Change as a result of TransRadio disposition	28,677	-	-	-	-	(5,236)	33,913
Change as a result of TCNMI disposition	1,124,671	-	-	-	-	1,124,671	-
Quasi-Reorganization - elimination of accumulated deficit	—	68,626,282	92,352	-	-	(68,718,634)	-
Distribution to Non-controlling Interest Holders	(2,193,058)	-	-	-	-	-	(2,193,058)
Change as a result of TFL/TSF merger	9,613	-	-	-	-	-	9,613
Balance at December 31, 2012 - after quasi-reorganization	$ 16,038,414	$ 938,810	$ 12,183	$ 94,037	$ 1,700	$ 9,148,757	$ 5,842,927

			Accumulated
			Other			Additional
		Accumulated	Comprehensive	Common	Preferred	paid-in	Non-controlling
	Total	deficit	Income / (loss)	Stock	Stock	capital	Interest
Balance at December 31, 2010	$ 8,810,126	$ (69,932,707)	$ (629,349)	$ 94,037	$ 3,893	$ 77,921,831	$ 1,352,421

Net (loss)	$ 2,607,792	$ 1,949,475	$ -	$ -	$ -	$ -	$ 658,317
Foreign currency translation adjustment	100,489	-	90,898	-	-	-	9,591
Preferred Stock dividends	(126,497)	(126,497)	-	-	-	-	-
Contributions from non-controlling interest	96,000	-	-	-	-	-	96,000
Balance at December 31, 2011	$ 11,487,910	$ (68,109,729)	$ (538,451)	$ 94,037	$ 3,893	$ 77,921,831	$ 2,116,329

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended December 31, 2012 and 2011

	Quasi Reorganization
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Consolidated net income	$ 6,317,567	$ 2,607,792
Adjustments to reconcile net income to net cash provided / (used) in operating activities:
Depreciation	164,387	205,487
Amortization of intangibles	—	156,312
Impairment of long-lived assets	—	1,698,899
(Gain) on sale or disposal of fixed assets	—	(11,878)
Quasi Reorganization adjustments	13,956	—
Impact from discontinued operations	2,991,505	—
Incentive Stock Option Plan amortization expense	29,339	—
Deferred income tax assets (net of valuation allowance)	649,994	(5,533,928)
Changes in assets and liabilities:
Accounts receivable	19,831,700	(25,354,885)
Retainage receivables	(190,560)	—
Accounts receivable other	(393,568)	(10,150)
Accounts receivables-related party	(23,041)	(657)
Inventories and work in progress	(22,343)	2,753,149
Prepaid expenses	2,522,256	(1,887,893)
Other assets current	31,564	—
Prepaid insurance	(66,336)	—
Other assets non-current	—	545,636
Accounts payable	(23,216,446)	22,000,483
Retentions payable	170,000	—
Accounts payable other	(236,310)	21,318
Billings in excess of cost and estimated earnings	4,562,892	3,249,400
Prepayments received on orders	—	(2,602,815)
Accrued others	490,979	(1,015,936)
Accrued purchase orders	6,043,005	—
Provision for corporate tax	(103,476)	193,696
Deferred tax liability	—	(436,098)
Net cash provided / (used in) operating activities	19,567,064	(3,422,068)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,201,000	—
Proceeds from sale of equipment	1,140	14,232
Disposals of assets	20,068	—
Capital expenditures	(267,744)	(273,759)
Net cash provided / (used in) investing activities	954,464	(259,527)
Cash flows from financing activities:
Proceeds from borrowings - related party	1,600,000	1,350,000
Payments on borrowings - related party	(700,000)	—
Increase in indebtedness	—	546,566
Capital contributions from minority interest holders	—	96,000
Proceeds from borrowings - bank vehicle loan	40,211	—
Repurchase of Preferred Stock	(1,203,545)	—
Earnings distribution to and payments made on behalf of non-controlling interest	(2,193,048)	—
Securities Registration Cost	(17,305)	—
Net cash (used in) / provided by financing activities	(2,473,687)	1,992,566

Effect of exchange rate changes on cash and cash equivalents	425,163	335,330
Net increase in cash and cash equivalents	18,473,004	(1,353,699)
Cash and cash equivalents at beginning of year	2,933,894	4,287,593
Cash and cash equivalents at end of year	$ 21,406,898	$ 2,933,894
Cash paid during the period for interest	$ 80,110	$ 111,091
Cash paid during the period for interest - related party	$ 65,432	$ 11,750
Cash paid during the period for income taxes	$ 311,477	$ 560,831
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends payable	$ 73,361	$ 126,497

See accompanying notes to consolidated financial statements.

Pernix Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2012, Pernix Group employs 105 people and is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its seven subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

The Company’s subsidiaries Pernix-Serka Joint Venture (PS JV) and Pernix/SHBC Joint Venture, formerly Telesource International Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture L.P. (SHBC), and Pernix Niger LLC (Niger) and Pernix Technical Works, LLC (Dubai), also bid on and /or execute construction projects with support from the Pernix corporate office. The Company has two wholly-owned power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji, ( Telesource Fiji, Ltd. a.k.a. TFL), and Vanuatu (Vanuatu Utilities and Infrastructure, a.k.a. VUI). The Company also has a strategic alliance with UEI Holdings, LLC. UEI Holdings has experience with almost all power sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities. The technical capabilities and experience provided through this venture allow Pernix to expand its power segment construction and management offerings. Pernix Group also held a 100% interest in Telesource CNMI and an 82% controlling interest in the common voting shares of TransRadio SenderSysteme, Berlin, AG (TransRadio) as of December 31, 2011.  As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue the two operating components in 2012, thereby allowing the management team to focus efforts on construction services and power O&M /power construction operations that are expected to provide a higher return on investment and higher growth potential.

Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands Company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of all liabilities. For the period from January 1, 2012 through October 12, 2012, the loss from the TCNMI discontinued operations was $1.8 million. The gain on the sale of TCNMI was $1.1 million and was recorded in the fourth quarter of 2012 as Additional Paid In Capital in accordance with accounting rules for discontinued operations occurring in connection with a quasi-reorganization. For calendar year 2011, the income from this discontinued operation was $1.6 million.

Until March 26, 2012, we also operated a RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. TransRadio had been a supplier to Pernix Group in connection with a broadcast station construction project that was previously completed on the remote island of Tinian and the acquisition was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated and although the radio transmitter segment did win two contracts in March 2012, prior to the disposition, the Company did not know when historical levels of sales volumes would resume. On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on the effective closing date, March 28, 2012. For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations and sale of TransRadio was $1.1 million, net of the $0.8 million tax benefit. TransRadio accounted for $3.6 million and $2.7 million of 2011 and 2010 consolidated net losses, respectively. If not for these losses, Pernix would have had net income of $5.4 million in 2011 and would have reduced its net loss in 2010 to $1.2 million. The purpose of the sale was to curtail future losses attributable to TransRadio and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction, ongoing Power and Corporate segments.

During the third quarter of 2012, the Company established an office in Dubai (United Arab Emirates) to secure new and existing customers in light of significant anticipated demand for construction services in the region that is forecasted for the next decade. In connection with this effort the Company set up Pernix Technical Works (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary of this variable interest entity as Pernix Group, Inc. possesses full voting control of the entity and a majority of the financial risks and rewards. In connection with this initiative the Company entered into a lease agreement for office space. See Note 22 in the notes to our consolidated financial statements.

Pernix Group, Inc. management believes the Company has reached a “turning point” in its operations and future profitable operations are reasonably assured. In accordance with quasi-reorganization requirements, the Company assessed that it had reached a turning point before electing to effect a quasi-reorganization. The current management team has transformed Pernix operations through the 2012 disposition of unprofitable business entities, and by changing from a capital intensive self-perform construction and power services company to a more agile, minimally leveraged design-build construction management services and facility O&M management provider that utilizes a more collaborative approach with strategic partners who possess niche capabilities. Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group has developed strong partner and customer relationships, which are the drivers behind contract and sole source awards the Company received in 2011and 2012  totaling over $230 million. See Note 2 in the notes to our consolidated financial statements.

In light of these recent and notable successes, management believes it is more likely than not it will produce taxable income for the foreseeable future and that is reasonably assured the Company has “turned the corner” to profitability. Consequently, as of December 31, 2011, the Company has reduced the valuation allowance on its net operating loss carry forwards and has performed a quarterly valuation allowance analysis during 2012 in which we estimated future taxable income. Through the analysis the Company and has concluded that the “more likely than not” threshold continues to be met.

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government and through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. In addition, on May 14, 2012, the Company’s Registration Statement became effective with the SEC thereby registering 5,000,000 shares of previously unissued stock in a primary fixed price offering and 6,245,585 shares on behalf of existing stockholders under a secondary offering. The Company anticipates this registration as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares, the Company expects to seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

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

The $18.5 million increase in cash during 2012 is comprised of cash provided by operating activities of  $19.6 million and generally reflects the cash provided by continuing operations,  $1.6 million of new borrowings, $1.2 million of cash provided by the sale of TransRadio and $0.2 million of other sources of cash, which when combined more than offset the distribution of $2.2 million of cash to non-controlling interest holders and tax authorities on the behalf of non-controlling interest holders, the repurchase of preferred stock ($1.2 million), and the repayment of $0.7 million of debt. In 2011, the decrease in our cash position largely reflected the significant use of cash by the radio transmitter segment, which the Company sold in March, 2012, and the acceleration of certain 2012 maintenance work on various engines into 2011 in connection with the engine failure at TFL in 2011.

2. Quasi Reorganization

Pernix Group, Inc. management believes the Company has reached a “turning point” in its operations and future profitable operations are reasonably assured. In accordance with quasi-reorganization requirements, the Company assessed that it had reached a turning point before electing to effect a quasi-reorganization as of September 30, 2012. The current management team has transformed the Company through the 2012 disposition of unprofitable business entities and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005 management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations and built its contract backlog.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805, Business Combinations to restate assets and liabilities at fair value. The Company with the assistance of a third-party valuation firm performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 under ASC 805 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its shareholders and its Board of Directors to implement a quasi-reorganization and followed these principles:

•The fair value of assets and liabilities was determined in conformity with the procedures specified by ASC 805, Business Combinations.

• The carrying values of the current assets and current and non-current liabilities generally approximated fair value prior to the quasi-reorganization except for TFL inventory and related party debt. TFL inventory was adjusted to reflect replacement cost and related party debt was adjusted to reflect the present value of the contractual debt payments discounted at a current market rate in light of the Company’s risk profile (approximately 3.75% while stated interest rate is 5.0%).

•Plant and equipment assets and other long-lived assets were adjusted and all accumulated depreciation and amortization was eliminated.

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

•In compliance with SEC guidelines, no write-up of net assets was recorded as a result of the quasi-reorganization; therefore, the excess of fair value over existing net book value was reallocated as a pro rata reduction to certain non-current assets.

• The Company’s accumulated deficit and accumulated other comprehensive income accounts of $68.6 million and ($0.1) million, respectively, as of September 30, 2012 was eliminated, with a commensurate reduction in additional paid-in capital.

•The Company’s earnings and accumulated other comprehensive income subsequent to September 30, 2012 are separately presented as “Retained Earnings Since September 30, 2012” on the face of the balance sheet and this presentation will be carried forward for ten years until at least September 30, 2022.

•The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of Quasi-Reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the Quasi-Reorganization date). The primary areas of those preliminary estimates that were not yet finalized relate to inventory and identifiable intangible assets and during the fourth quarter of 2012 a downward revision of $0.3 million was recorded to the value allocable to inventory and an upward revision of $0.3 million was recorded to the value of contracts along with other minor revisions.

Below is a summary of assets and liabilities as of September 30, 2012 and the adjusted fair value for each type of asset and liability after reallocation.

		Quasi-Reorganization Adjustments
	As of September 30, 2012 Carrying Value Prior to Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	Adjusted Carrying Value after Quasi-Reorganization
Other current assets	$ 28,224,080	$ 28,224,080	N/A	N/A	—	$ 28,224,080
Inventories	1,488,543	1,701,133	N/A	N/A	—	1,701,133
Total current assets	29,712,623	29,925,213	N/A	N/A	—	29,925,213
Short term debt – related party	1,018,089	1,078,000	N/A	N/A	—	1,078,000
Other current liabilities	19,319,030	19,319,030	N/A	N/A	—	19,319,030
Total current liabilities	20,337,119	20,397,030	N/A	N/A	—	20,397,030
Net current assets	9,375,504	9,528,184	N/A	N/A	—	9,528,184
Non-current deferred taxes, net	3,855,193	3,855,193	N/A	N/A	—	3,855,193
Non-current assets (deposits)	57,863	57,863	N/A	N/A	—	57,863
Other non-current assets
Plant and Equipment	415,174	427,163	0.06	409,480	0.06	17,684
Construction and power contracts	—	6,540,000	0.94	6,269,258	0.94	270,742
Total other non-current assets (excludes deferred taxes)	415,174	6,967,163	1.00	6,678,738	1.00	288,425
Non-current liabilities
Long term debt – related party	1,316,341	1,342,273	N/A	N/A	N/A	1,342,273
Total Net Non-current assets (excluding deferred taxes)	(901,168)	5,624,890	1.00	6,678,738	1.00	(1,503,848)
Total Net Assets	$ 12,387,392	$ 19,066,130	1.00	6,678,738	1.00	$ 12,387,392

In addition to the adjustments above, the net effect of applying quasi-reorganization accounting to the Company’s consolidated balance sheet at September 30, 2012, was to adjust the accumulated deficit and cumulative other comprehensive income to zero balances with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account. The professional costs incurred in connection with the quasi-reorganization approximated $0.1 million and were charged directly to accumulated deficit in connection with the reclassification of the accumulated deficit to additional paid-in capital in connection with the quasi-reorganization.

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the years ended December 31, 2012 and 2011 are not comparable. The statements of operations and cash flows for the year ended December 31, 2012 reflect depreciation and amortization of the assets using the basis described above from the Quasi-Reorganization and the statements of operations and cash flows for the year ended December 31, 2011 are prepared on the Company’s historical basis of accounting. As such, the 2012 consolidated financial statements are labeled “Quasi-Reorganization” but the 2011 consolidated financial statements are not labeled “Quasi-Reorganization”.

3. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries and material joint ventures in which the Company is the primary beneficiary as of December 31, 2012. All inter-company accounts have been eliminated in consolidation. The 2012 consolidated financial statements of the Company reflect quasi-reorganization accounting. See Notes 1 and 2 in the notes to our consolidated financial statements for more information regarding joint ventures and the quasi-reorganization.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, self-insurance accruals, the reduction of the valuation allowance against deferred tax assets and the estimates and assumptions used in the valuations obtained in connection with the quasi-reorganization that are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially. During the fourth quarter of 2012, the Company had changes in estimates related to the quasi-reorganization. See Note 2 in the notes to our consolidated financial statements The Company also had a change in estimate of anticipated costs associated with the close out and demobilization a multiple task order award that resulted in a $0.4 million and a $0.5 million increase, respectively to pretax income after non-controlling interest in 2012.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the 2011 presentation, including the retroactive reclassification of the 2011 loss on discontinued operations totaling $2.1 million. See Note 18 in the notes to our consolidated financial statements.

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

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which it is ordered to proceed with substantial work.

Power Generation Services Revenue. The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations for the years ended December 31, 2012 and 2011. See Note 8 in the notes to our consolidated financial statements. Contracts for TransRadio products and services generally contain customer-specified acceptance provisions. The Company evaluates customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions are satisfied and recognizes revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain contracts include prepayments, which are recorded as a liability until the customer acceptance is received, at which time the prepayments are recorded as revenue. Certain TransRadio contracts require training services separate from acceptance of provisions and are generally provided after the delivery of the product to the customer. These services are a separate element of the contract that is accounted for as revenue is earned. The amount attributable to services is based on the fair value of the services in the marketplace and is typically stipulated separately with the customer.

Cost of Construction Revenue. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs),  interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. As of December 31, 2012 and 2011, the Company had no significant receivables related to contract claims.

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

Restricted Cash—Prior to the Company’s sale of TransRadio in March 2012, TransRadio maintained bank deposits that were pledged to financial institutions as security for bank guarantees of performance obligations to TransRadio’s customers. TransRadio was restricted from access to these balances until the related performance obligations were complete. The Company classifies the restricted cash that is accessible within one year as “restricted cash — current” and cash that is not accessible until after one year as “restricted cash — non-current” in the Consolidated Balance Sheet. As of December 31, 2012, there was no restricted cash as TransRadio was sold in March 2012. As of December 31, 2011, total restricted cash deposits amounted to $544,017, all of which was reported as restricted cash — current. There were no performance obligations longer than one year.

Inventory —Inventories are generally valued at the lower of cost or market. Fiji inventories are stated at the lower of cost or market using first-in, first-out (FIFO) method and reflect the write up of inventory that was on hand as of September 30, 2012 to fair value in connection with the quasi-reorganization as described below.  TransRadio inventories are stated at the lower of cost or market using the average cost method as of December 31, 2011.

As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $1.7 million as of September 30, 2012. The new cost basis reflected the replacement cost of the inventory as of September 30, 2012. The inventory is a current asset and was not impacted by the net asset write-up limitation which was fully absorbed by the non-current net assets. The $0.2 million increase in the carrying value of the inventory will be expensed as the inventory is used and is inclusive of a fourth quarter refinement ($0.3 million decrease) of the fair value estimate used as of the quasi-reorganization implementation date. There was no net impact on total assets related to these valuation refinements; rather simply a reallocation of the values subject to the valuation cap in which total net assets cannot be written up in a quasi-reorganization. The carrying value of other current assets approximated the fair value and no adjustment was necessary for those other current assets in connection with the quasi-reorganization.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement. As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an immaterial amount, the new cost basis, and the accumulated depreciation was also removed as of September 30, 2012. We are required to estimate salvage values and useful lives for our property and equipment. The new cost basis, will be amortized over the remaining estimated useful lives of these assets.  Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell.

Construction and power contracts – In connection with the refinement of quasi-reorganization asset valuations during the fourth quarter of 2012, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As mentioned above, there was no net impact on total assets related to these valuation refinements; rather simply a reallocation of the values subject to the valuation cap in which total net assets cannot be written up in a quasi-reorganization.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) guidance on income taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

A valuation reserve is recorded to offset a portion of the deferred tax benefit if management has determined it is more likely than not that the deferred tax assets will not be realized. The valuation allowance was partially released during the fourth quarter of 2011 based on management’s assessment that it is more likely than not that we will utilize our domestic deferred tax assets and a portion of deferred tax assets associated with our operations in the Commonwealth of the Northern Mariana Islands and reflected management’s positive outlook of the Company’s future operations. Included in the 2011 results is the $5.3 million benefit from the release of a portion of the Company’s income tax valuation allowance (this consists of a $6.1 million total tax benefit comprised of $5.3 million that will be realized in years beyond 2011 and $0.8 million expected to be realized to offset the 2011 current tax liability). During 2012, a quarterly assessment of the realizability of the domestic and non-U.S. deferred tax assets was performed and the deferred tax assets and related valuation allowances were increased or decreased accordingly to reflect among other events the sale of TCNMI and TransRadio as well as changes is estimates of future domestic and foreign taxable income.

As previously mentioned, the Company sold its 82% interest in TransRadio in March 2012. Historically TransRadio, prepared its corporate income tax returns based on German tax code. The German tax liability is generally comprised of three components: corporate income tax of 15%, a solidarity tax and a trade tax. In connection with the 2009 acquisition of the controlling interest in TransRadio, a deferred tax liability of $0.6 million was recorded related to the intangible customer relationship and backlog assets. Those assets have been amortized or written off and the related deferred tax liability has been reduced to zero in connection with the sale of TransRadio.  German tax expense is included in discontinued operations. In accordance with accounting guidance for deferred tax assets on discontinued operations, the deferred tax benefit associated with the 2012 loss on discontinued operations is reflected as income tax benefit to the extent it is more likely than not that it will be realized in connection with future continuing operations.

As of June 30, 2012, the Company restored the $1.4 million valuation allowance on the TCNMI deferred tax asset in connection with the uncertainty regarding the strategy as to whether or not it would continue to operate and / or own TCNMI. On October 12, 2012, the Company sold its 100%  interest in Telesource CNMI, Inc., thereby triggering a $51.7 million tax loss for which the deferred tax asset of $22.5 million is fully reserved with a valuation allowance as of December 31, 2012. TCNMI historically prepared its corporate income tax returns based on the local tax code. The tax code used is outlined in the “Covenant to Establish a Commonwealth of the Northern Mariana Islands in Political Union with the United States,” which adopted the Internal Revenue Code as the local territorial income tax regime. Beginning January 1, 1985, 95% of any income tax due on the CNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. In 1995, the rebate percent was decreased and currently ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to $24,390 and $38,000 in 2012 and 2011, respectively, and are included in loss on discontinued operations in the consolidated statement of income.

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

Related Party Debt — As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt as of September 30, 2012. The new cost basis reflects the fair value of the debt as of the date of the quasi-reorganization in accordance with accounting guidance. The debt is a “financial instrument” and thus is not subject to the net asset write-up limitation. The change in the carrying value of the debt will be amortized as a reduction in interest expense over the remaining term of the debt instruments which ranges from eleven months to twenty-one months and is not expected to have a material impact on the financial statements. The carrying value of other current and non-current liabilities approximated fair value and no adjustment was necessary for those other current and non-current liabilities in connection with the quasi-reorganization.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the TransRadio bank credit and short-term debt agreements approximate fair value because of the short maturities of these instruments and the related party loans were adjusted to fair value in connection with the quasi-reorganization. See also Note 13 in the notes to our consolidated financial statements.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type lease, and foreign currency contracts. As of December 31, 2012 and 2011, the Company did not hold such financial instruments.

Intangible Assets—Certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2012 and 2011, Pernix Group recognized asset impairment charges of $0.5 million and $1.7 million, respectively that are reflected as a component of loss on discontinued operations in the consolidated statements of operations. The intangible construction and power contracts were measured at fair value and recorded subject to the quasi-reorganization total asset cap as of September 30, 2012.

Foreign Currency Translation—The functional currency of the Company’s foreign operations is the applicable local currency with the exception of a Fijian division of the Pernix/SHBC JV. Until late 2012, the financial position and results of operations of the Company’s Fijian division of the Pernix/SHBC JV are recorded using the local currency (Fijian dollars); however, the Company’s functional currency was U.S. dollars. During late 2012, this subsidiary was combined into another Fijian subsidiary and at that time the functional currency designation was aligned to be consistent for all Fijian operations and is now the Fijian dollar. The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities. The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities. An annual average exchange rate is used for each period for revenues and expenses. The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of income. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense), net in the consolidated statements of income.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2012 and 2011, there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Stock Based Compensation—In December 2011, the Company’s shareholders and board of directors approved the 2012 Incentive Stock Option Plan (ISOP) that provides for the issuance of qualified stock options to employees. In connection with the annual shareholder meeting held on November 12, 2012, the shareholders approved a long term incentive plan for non-employee directors (the “LTIP”) and consultants. The plan allows various types of awards including stock options, stock awards, restricted stock units and other types of awards. As of December 31, 2012, 152,500 awards were outstanding and unvested under the Incentive Stock Option Plan (ISOP) and no awards were granted or outstanding under the Long Term Incentive Plan (LTIP).

We recognize the expense associated with stock option awards over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. The option valuation was performed using a fair value Black Scholes model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During 2012 and 2011, the compensation  expense related to the stock options was less than $0.1 million and zero, respectively.

Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized will be included in financing cash flows. The Company had several plans that expired in 2010 under which no options were exercised or remain outstanding as of December 31, 2011.See Note 20 in the notes to our consolidated financial statements.

4. Adoption of New Accounting Pronouncements

In March 2013, the FASB issued an ASU that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if  the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.3 million related to TransRadio during the first quarter of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the Statement of Changes in Stockholders’ Equity.

In February 2013, the FASB issued an ASU that requires an entity to report items reclassified out of accumulated other comprehensive income to enable users to understand the impact of such reclassifications on income or to a balance sheet account. The Company has complied with this reporting requirement during 2011 and 2012. As is reported in our statement of changes in stockholders’ equity, in connection with the September 30, 2012 quasi-reorganization, the Company has reclassified $0.1 million from accumulated other comprehensive income to additional paid in capital in accordance with accounting guidance for “fresh start” accounting. In addition, the Company disclosed the $0.3 million release of foreign currency translation into income in connection with the sale of TransRadio as mentioned above. This guidance does not have a material impact on our financial statements or disclosures.

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. GAAP previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has complied with the requirements of this update during 2011 and 2012 and it is not expected to have a material impact on our financial statements or disclosures. See Note 22 in the notes to our consolidated financial statements.

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

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this guidance as of January 1, 2012. There is no goodwill on our balance sheet and the guidance impacts testing steps only and therefore did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. As of January 1, 2012, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the roll forward of activity in Level 3 fair value measurements. The only Level 3 activity during 2012 was the write down of the $0.5 million trade name in connection with the sale of TransRadio. There were no other remaining Level 3 assets or liabilities December 31, 2012 or 2011.

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

During 2010 the Company adopted certain provisions of the ASU guidance issued by the FASB in January 2010 regarding “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This ASU amended earlier guidance, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each class of assets and liabilities in addition to disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements. Certain provisions of this ASU were not required to be adopted by the Company until January 1, 2011. These provisions require the Company to present separately information on all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements. The adoption of these provisions did not have a material impact on the Company’s financial statements or disclosures, as the only Level 3 assets or liabilities that the Company had upon adoption were the customer relationship and trademark intangible assets acquired in connection with the TransRadio acquisition that occurred in late 2009. As of December 31, 2012, the only level 3 intangible assets the Company has on the consolidated financial statements are the contracts recorded in connection with the quasi-reorganization of  less than $0.3 million. See Notes 1, 2 and 8 in the notes to our consolidated financial statements.

5. Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that the Company has not already adopted for which the Company expects a material impact on our consolidated financial statements or disclosures upon adoption.

6. Fair Value of Non-Financial Assets

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

The $1.8 million fair value of the non-controlling interest was determined based on the transactions at that time for non-controlling shares based on stock trading price. The customer backlog was fully amortized in 2010. During 2011, the customer relationship intangible asset was written off ($1.3 million) reflecting the deterioration of sales due to European economic downturn and the impact of violence and the political instability of the “Arab Spring” in the Middle East. The tradename was written down by $0.4 million to $0.5 million as of December 31, 2011 based on the updated relief from royalty rate method Level 3 valuation and the remainder of the tradename was written off in connection with the sale of TransRadio in March 2012. Except for the customer contracts recorded in connection with the quasi-reorganization that total less than $0.3 million, no other non-financial intangible assets remain as of December 31, 2012.

7. Contract Backlog

Contract backlog has grown from $2.2 million as of the beginning of 2011 to $67.9 million as of the end of 2012. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2012 and 2011 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during years ended December 31, 2012 and 2011:

Contract Backlog Schedule

Balance at December 31, 2010	$2,152,304
New Construction Contracts / Amendments to contracts in 2011	120,524,963
Less: Construction contract revenue earned as of December 31, 2011	(51,681,103)
Balance at December 31, 2011	$70,996,164

Balance at December 31, 2011	$70,996,164
New Construction Contracts / Amendments to contracts in 2012	111,708,446
Less: Construction contract revenue earned as of December 31, 2012	(114,803,035)
Balance at December 31, 2012	$67,901,575

Management anticipates that $55.4 million of the $67.9 million backlog as of December 31, 2012, will be recognized as revenue during 2013 and $12.5 million will be recognized as revenue after 2013. The table does not include a $10.8 million modification received on March 14, 2013 that will generate incremental revenue related to new office space for the Sather Air Base in Iraq (Sather) project or the $1.6 million contract with SIEA  executed on February 20, 2013. Finally, the table does not include revenue associated with our long term contract or memo of understanding  for power operating and maintenance services or construction segment stipend income of $0.1 million year to date as the stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work.  As previously discussed, the Company received a notice of scope reduction on the Shield task order (n.k.a. Baghdad Police Academy Annex) during 2012 and approximately $1.2 million remains in the backlog  as of December 31, 2012 for related estimated close out and project management work through August 2013 when the warranty period expires. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Shield project.

8. Discontinued Operations

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue two operating units in 2012. Effective October 12, 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company, an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date coupled with buyer assumption of all liabilities. For the period from January 1, 2012 through October 12, 2012, the date of the sale, the loss from the TCNMI discontinued operations was $1.8 million. The gain on the sale of TCNMI was $1.1 million, and was reflected as a credit to Additional Paid in Capital in the fourth quarter of 2012 in accordance with accounting guidance pertaining to discontinued operations occurring in connection with a quasi-reorganization. During 2011, the income from TCNMI discontinued operations was $1.6 million. Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power operations/power construction that are expected to provide a higher return on investment and higher growth potential. In connection with the sale of TCNMI, Pernix Group realized a tax loss of $51.7 million and in October 2012 the Company booked a deferred tax asset of $22.5 million that is fully offset by a valuation allowance.

A controlling interest in TransRadio was acquired by the Company in late 2009. The interest in TransRadio was acquired to serve as a global platform for cross-selling construction segment services, was complementary to the Company’s core operations and augmented revenue. However, due to the violence and political instability of the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated. Reflecting the impact of this deterioration on the fair value of the related intangible assets during 2011, the Company recognized impairment of the full amount of the customer relationship intangible asset and a portion of the trade name intangible asset in the amounts of $1.3 million and $0.4 million, respectively, and the remainder of the tradename was written off in connection with the sale of TransRadio in March 2012 that is discussed below.

Although the radio transmitter segment did win two contracts in March 2012, the Company did not know when historical levels of sales volumes would resume. In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that had been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 at an amount determined to be the fair value of TransRadio and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp., a related party for which the Company is unable to determine the extent of common control. The 2012 losses from operations of TransRadio amounted to $1.2 million and the loss on sale amounted to $0.7 million ($0.5 million of which related to the writedown of the tradename). The 2011 losses from TransRadio operations amounted to $3.6 million.  These 2012 and 2011 losses are presented as losses from discontinued operations in our Consolidated Statements of Income.

Following is a summary of loss from the operations and sale of TransRadio and TCNMI for 2012 and 2011 (in millions):

	TransRadio		TCNMI
	2012	2011	2012	2011
Revenues	$1.0	$10.2	$1.2	$1.6
Cost of Goods Sold	0.6	7.4	0.8	1.2
Operating expense and other	1.1	7.0	0.7	0.2
Operating income (loss) before income tax expense (benefit) of $0.0 and ($0.4) for TransRadio and ($1.4) and $1.4 for TCNMI, respectively	(0.7)	(4.2)	(0.2)	0.3
Income tax (expense) benefit on discontinued operations and sale	0.0	0.4	(1.4)	1.4
Gain (loss) on sale of TransRadio discontinued operations, net	(0.7)	N/A	N/A	N/A
Gain on sale of TCNMI recorded in Additional Paid In Capital	N/A	N/A	1.1	N/A
Gain (loss) on discontinued operations recorded in income, net	$(1.9)	$(3.6)	$(1.8)	$1.6

Net assets from discontinued operations for TransRadio and TCNMI included in the consolidated balance sheet as of December 31, 2011 are as follows:

	TransRadio	TCNMI
Net Assets Related to Discontinued Operations (In Thousands)	December 31, 2011	December 31, 2011
Cash and cash equivalents	$19	$110
Accounts receivable	1,098	461
Accounts receivable related party	—	1
Work in process	754	—
Inventory	2,926	—
Restricted cash – current	544	—
Deferred tax assets, net	—	130
Prepaid and other current assets	483	5
	5,824	707
Property, plant and equipment	400	10
Trademark	489	—
Other assets	125	9
Deferred tax assets, net	—	1,265
Accounts payable	(451)	(325)
Accrued expenses	(277)	(963)
Accounts payable – others	(211)	—
Other current liabilities	(43)	—
Short term debt	(947)	—
Outstanding credit line	(892)	—
Billings in excess of costs and estimated earnings	(802)	—
Deferred tax liability	(175)	—
Net assets related to discontinued operations	$3,040	$703

9. Accounts Receivable—Net

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from sales of goods to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Trade Construction contracts completed and in progress	$7,109,308		$26,176,529
Trade other	779,839		2,795,249
Less: allowance for doubtful accounts	—		(142,235)
Total accounts receivable trade, net	$7,889,147		$28,829,543
Retainage receivables	200,000	[1]
Accounts receivable – related party	23,041		—
Other receivables	433,231		36,370
Total accounts receivable, net	$8,545,419		$28,865,913

[1] Includes $200,000 retainage receivable from OBO.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Gross Trade Receivable by Major Customers	December 31, 2012		December 31, 2011
OBO	$7,109,308		$26,176,529
Government of Vanuatu (VUI)	390,881		690,629
Fiji Electrical Authority (FEA)	388,958		279,976
Commonwealth Utilities Corporation (CUC)	—		580,639
Wartsila Australia Pty. Ltd.	—		144,234
TransRadio customers	—		1,097,960
All others	—		1,811
Total	7,889,147		28,971,778
Less: Allowance for doubtful accounts	—		(142,235)
Total accounts receivable trade, net	$7,889,147		$28,829,543
Retainage receivables	200,000	[1]
Accounts receivable - related party	23,041		—
Other Receivables	433,231		36,369.87
Total accounts receivable - net	$8,545,419		$28,865,913

[1] Includes $200,000 retainage receivable from OBO.

10. Work in Process and Inventories

As of December 31, 2012 and 2011 the components of inventories are as follows:

	December 31, 2012	December 31, 2011
Work in process	$—	$753,776
Raw materials	—	2,926,188
Supplies	1,822,945	1,533,408
Total Inventories	$1,822,945	$5,213,372

The supplies inventory represents the value of spare parts maintained by the Company for use in the diesel power generators. As a result of the quasi-reorganization, the carrying value of the TFL inventory was increased from $1.5 million to $1.7 million reflecting the replacement cost of the inventory as of September 30, 2012. The increased carrying value of the inventory will be expensed as the inventory is used. Work in process inventory represented the costs associated with manufacturing the TransRadio transmitter equipment for signed contracts with customers and potential customers. Included in these costs were material, labor and charges associated with certain subassemblies manufactured by third parties. Raw materials consisted of various components that were sold as spare parts or are incorporated in the manufacture of transmitter equipment. There are no work in process or raw material inventories as of December 31, 2012 as TransRadio was sold during the first quarter of 2012.

11. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of December 31, 2012 and 2011 were as follows:

Cost and Estimating Earnings on Uncompleted Contracts	December 31, 2012	December 31, 2011
Cost incurred on uncompleted contracts	$147,874,837	$53,145,213
Estimated earnings	14,332,709	4,495,572
Total cost and estimated earnings	162,207,546	57,640,785
Less: Billings to date	171,124,928	61,995,276
Net	(8,917,382)	(4,354,491)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	8,917,382	4,354,491
	$8,917,382	$4,354,491

12. Property and Equipment

The property and equipment carrying value as of December 31, 2012 reflects the revaluation performed in connection with the quasi-reorganization coupled with the addition of new property and equipment at cost since September 30, 2012. The property and equipment is presented at cost as of December 31, 2011.

	December 31, 2012	December 31, 2011
Building/leasehold improvements & Transport	$17,438	$514,311
Plant & construction machinery and equipment	—	881,493
Office furniture and equipment	2,438	654,184
Computer, software and communication equipment	8,279	1,041,063
	28,155	3,091,052
Less accumulated depreciation	(3,816)	(2,375,042)
Net property, plant and equipment	$24,339	$716,010

As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million.The new cost basis excludes the accumulated depreciation as of September 30, 2012. We are required to estimate salvage values and useful lives for our property and equipment. The new cost basis, will be amortized over the remaining estimated useful lives of these assets. Total depreciation expense was $167,997 for 2012 (including $3,816 after the quasi-reorganization) and depreciation expense was $205,487 in 2011. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

13. Prepayments Related to Sales Contracts

Revenue on TransRadio contracts was generally recorded when the customer acceptance provisions of the agreements are met. Certain contracts required the customer to make advance payments to TransRadio to cover costs related to the design and / or procurement of the equipment. As December 31, 2011, the amount recorded as advanced payments received on account of orders is $0.8 million. TransRadio was sold during the first quarter of 2012; therefore no such prepayments are included in the Consolidated Balance Sheet as of December 31, 2012.

14. Short-term and long-term borrowings

As of December 31, 2012 and 2011, the Company has $2.3 million and $1.35 million of outstanding debt under agreements with related parties. The interest rate on the borrowings is 5% per annum. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. The interest expense during 2012 and 2011 amounted to approximately $97,000 and $40,000, respectively, after the impact of the quasi-reorganization amortization adjustment. See Notes 2 and 3 in the notes to our consolidated financial statements.

Pernix Group, Inc. debt agreements

Included in the debt outstanding as of December 31, 2012 and 2011, is a $1.0 million short-term debt agreement with Bent Marketing Ltd., a related party that was entered into during May of 2011. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2013. Also included in the outstanding debt as of December 31, 2012 is a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014.

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

TransRadio debt agreements

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans at their original interest rate of 5% per annum. As of December 31, 2011, the outstanding amounts under these arrangements were $389,000 and $559,000 payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc. The loans remained outstanding as of the date when the Company sold TransRadio and these amounts were no longer reported in the Company’s consolidated financial statements.

TFL debt agreements

In December 2011, TFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) for $1 million FJD ($0.6 million USD as of December 31, 2011), and secured by all real and personal property of TFL. A $5,000 FJD ($3,000 USD as of December 31, 2011) fee was paid to establish the facility and a commitment fee of 1% per annum is charged where the loan facility is not fully drawn within 3 months of acceptance of the loan offer. The fee is calculated on the undrawn loan balance and is charged and debited 3 months from the date of acceptance and monthly thereafter until the loan is fully drawn. The interest rate applicable to the facility is the Bank’s published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum in December 2011). As of December 31, 2012 and 2011, no amounts have been drawn on the line of credit. The line was established for working capital purposes in connection with the effort to clear inter-company account balances.

15. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During 2012 and 2011, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $0.5 million and $1.7 million, respectively. The company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis as of December 31, 2012.

16. Leases

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings, equipment and vehicles which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements.

In April 2011, Pernix Group corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois when the old lease expired. A five year operating lease was established for the new location with Baron Real Estate Holdings, a related party, commencing May 1, 2011 and expiring on April 30, 2016. The lease calls for a base rental payment of $7,015 per month in the first year with a free month of rent and a 3.0% escalation in the monthly rate in each of the four subsequent years resulting in average monthly rent expense of approximately $7,330 per month. In December, 2012 the Company amended this lease agreement for the corporate headquarters to accommodate its growing business. The lease amendment increased the leased space from 6,475 square feet to 11,177 square feet. The amended monthly rent is $12,735, increased from $7,330 per month on average. The amendment went into effect on January 1, 2013.  The amended monthly rent of $12,735  is included in the future minimum lease payments at December 31,  2012, as presented below. In the first quarter of 2013, the Company purchased the building in which the Corporate headquarters are located and in connection with this purchase the lease commitment of $12,735 per month was terminated and no longer represents a commitment as of the filing date.

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

On March 28, 2012, the Company sold its interest in TransRadio thereby significantly reducing Pernix Group, Inc. minimum lease commitments compared to December 31, 2011, at which time minimum lease commitments totaled $1.7 million. Until the sale, we leased certain buildings, cars and equipment in Germany under non-cancelable operating leases. The TransRadio’s expense included in the Company’s lease commitments for the years ended December 31, 2012 and 2011 was $0.1 million and $0.6 million, respectively and was included in the loss from discontinued operations in the Consolidated Statement of Income for both periods.

On September 18, 2012, the Company entered in to a twelve month lease for office space in Dubai. The lease period runs from November 15, 2012 to November 14, 2013 at cost of $3,000 per month. The purpose of this office is to facilitate the management of local and regional construction projects for new and existing customers.

During the first quarter of 2013, the Company purchased the building and land on which its corporate headquarters are now located for $1.1 million. Baron, as previously mentioned, is a related party and prior to the purchase was the lessor to Pernix Group, Inc. for the corporate headquarters space.  In accordance with the applicable accounting rules for such a transaction between related parties with the same parent, the assets acquired were recorded at the carrying value utilized by Baron Real Estate Holdings, Inc. at the date of the acquisition, which also approximated the amount paid for the assets.

Future minimum lease payments at December 31, 2012, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending December 31, 2012
2013	$410,796
2014	310,893
2015	304,903
2016	60,300
2017	—
Thereafter	—
Total	$1,086,892

Lease expense was approximately $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, excluding the lease expense associated with TransRadio ($0.2 million) and ($0.6 million) that is presented within discontinued operations in the consolidated statement of income for 2012 and 2011.

17. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Fiji, Vanuatu, and prior to the sale of TransRadio in March 2012 and TCNMI in October 2012, we also held such assets in Germany and CNMI, respectively. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, including, in large part, governments, government agencies and quasi-government organizations, and their dispersion across many different industries and geographies. See Notes 3 and 9 in the notes to our consolidated financial statements. In order to mitigate credit risk, the Company continually reviews the credit worthiness of its major private clients.

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2012 or 2011. and there were no receivable or payable balances related to the forward contracts.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2012 and 2011, the Company had no such instruments outstanding.

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are non-cancelable operating leases. Minimum rental commitments under all non-cancelable-operating leases with a remaining term of more than one year are primarily related to property, vehicles, and construction equipment. See Note 16 in the notes to our consolidated financial statements.

The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. During 2011 and 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, accounts that are non-interest bearing are insured up to the full amount on deposit until January 1, 2013, when the unlimited insurance is once again reduced to $250,000 per institution. As of December 31, 2012 and 2011, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $375,225 and zero, respectively. As of December 31, 2012 and 2011, $0 and $544,017 is classified as restricted cash. Certain financial institutions are located in foreign countries which do not have FDIC insurance, and as of December 31, 2012 and 2011, the amount of bank deposits in these financial institutions was $677,557 and $1,185,895, respectively. Effective January 1, 2013, the amount of uninsured domestic deposits increased to $19,880,907 in connection with the expiration of the Dodd Frank Wall Street Reform and Consumer Protection Act provision expiration.

18. Stockholders’ Equity

Certificate of Amendment of the Corporation’s Restated Certificate of Incorporation - In connection with the reverse stock split that was effective on September 30, 2011, the Company amended its Restated Certificate of Incorporation filed to reduce the total number of shares of stock which the Company shall have authority to issue to twenty million five hundred thousand (20,500,000), consisting of twenty million (20,000,000) shares of Common Stock, par value $.01 per share (“Common Stock”), and five hundred thousand (500,000) shares of Preferred Stock, par value $.01 per share (“Preferred Stock”).

Preferred Stock Units—The Company has 500,000 shares of authorized Preferred Stock. 100,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of December 31, 2012 and 2011, no Series A Preferred Stock has been issued.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2012 and 2011, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, in the Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A. As of December 31, 2012 and 2011, 170,000 and 389,250 shares of the Series B Preferred Stock were issued and outstanding and would have converted into 11,334 and 25,950 shares of common stock, respectively, if converted. As of December 31, 2012 and 2011, preferred share dividends of $130,887 and $164,821, respectively, were accrued. The dividends for the years ended December 31, 2012 and 2011 were $73,361 and $126,497, respectively. Dividends of $107,295 and zero were paid during 2012 and 2011, respectively.

Common Stock —As of December 31, 2012 and 2011, 140,881,235 shares of the Company’s common stock were issued and outstanding, respectively on a pre-reverse stock split basis (9,403,697 shares on a post reverse split basis). As disclosed in the Company’s Form 8-K filed on September 30, 2011, in 2010, the stockholders of Pernix Group, Inc. approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding Common Stock, par value $0.01 per share (Common Stock), at any time prior to the 2011 annual Shareholder meeting, with the reverse stock split having an exchange ratio from 1-for-10 up to 1-for-15. The Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of 1-for-15 shares (the Reverse Stock Split). As of September 30, 2011, the effective date of the Reverse Stock Split, every fifteen shares of “old” Common Stock were converted into one “new” share of Common Stock. Following the Reverse Stock Split, the total number of shares of Common Stock outstanding was reduced to 9,403,697 shares and a reclassification of $1.3 million was made from common stock to additional paid-in-capital. Additionally, the

Reverse Stock Split affected the conversion ratio for all instruments convertible into shares of the Common Stock including its convertible preferred stock.

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

As of December 31, 2012 and 2011, on a post reverse stock split basis, 9,403,697 shares of the Company’s common stock were issued and outstanding and 96.8% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

19. Earnings per share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	Quasi Reorganization
	December 31, 2012	December 31, 2011
Numerator — Net income/(loss) from continued operations	$ 4,158,904	$ 4,016,520
Less: Preferred stock dividends	73,361	126,497
Basic net income/(loss) from continuing operations available to common stockholders	4,085,543	3,890,023

Denominator
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697
Diluted	9,418,704	9,429,647

Basic earnings per share	$ 0.43	$ 0.41

Diluted earnings per share	$ 0.43	$ 0.41

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period on a post reverse stock split basis. The impact of 15,007 and 25,950 common shares from the conversion of preferred stock on a post reverse stock split basis is excluded from 2012 diluted earnings per share calculation because to assume conversion would be antidilutive. These shares are included in the 2011 diluted earnings per share calculation because they are not antidilutive for that period. The 15,007 shares in the 2012 calculation reflect the weighted average outstanding preferred to common converted shares in consideration of the April 2012 repurchase of preferred shares (11,334 preferred to common converted shares after April 2012 repurchase and 25,950 shares prior to the repurchase). Although there were 152,500 stock options awarded during 2012, no such options are yet vested and therefore are not included in the calculation of basic earnings per share for 2012. They are also not included in diluted earnings per share for 2012 because to do so would be antidilutive using the treasury stock method. These options are not participating. There are no stock options outstanding as of December 31, 2011. There were no LTIP options outstanding during 2012 or 2011. See Note 20 in the notes to our consolidated financial statements.

20. Stock Compensation and Other Plans

2013 Long Term Incentive Plan- During mid-2012, we conducted a review of the Board of Directors compensation. Our analysis of competitive survey data and peer group proxy information confirmed that our non-employee Director pay was below median in total compensation, including cash and equity compensation in comparison to our peer group of companies. Based upon these findings, the Shareholders approved the Long-Term Incentive Plan (the “LTIP”). The LTIP document was filed as an appendix to the PRE14A Proxy filed with the SEC on October 1, 2012.

The LTIP is a non-employee Director and Consultant compensation plan. The purpose of the LTIP is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of Awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. The Company intends that Awards granted pursuant to the Plan be exempt from or comply with Section 409A or 457A of the Code (including any amendments or replacements of such sections), and the LTIP shall be so construed. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. 785,000 shares have been allocated in total to cover any and all award types under the LTIP. The Board has delegated authority to the Compensation Committee (the “Committee”) to administer the LTIP. The Committee consists of three members of the Board of Directors.

There were no awards outstanding as of December 31, 2012 under the LTIP. This plan will expire in December 2022. On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors. The Company is in the process of determining the fair market value of the options and the stock  related to the 2013 grant as of the award date. The Company anticipates that the expense associated with the LTIP will be less than $0.1 million during 2013.

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

The plan provides stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during 2012.

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

The following summarizes stock option activity for the year ended December 31, 2012:

	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	175,000	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	22,500	N/A	0	N/A
Options outstanding, at December 31	152,500	2.09	0	N/A
Options exercisable, at December 31	0	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding
Weighted
	Average	Weighted
	Remaining	Average
Number	Contractual	Exercise	Aggregate
Outstanding	Life	Price	Intrinsic Value
(in years)
152,500	9.1	$2.09	$0

No such options were vested or exercisable as of December 31, 2012. On January 26, 2013, 30,500 options vested.

The weighted average grant date fair value of options outstanding during 2012 was $1.04. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Key assumptions:

Risk-free interest rate	1.2%
Dividend yield	0.0%
Expected volatility	50%
Expected life in years	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plan is new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of December 31, 2012. As history is developed that is robust enough to be considered reliable, the forfeiture rate will be adjusted to reflect it.

Total share-based compensation expense for the year ended December 31, 2012 and 2011 was less than $0.1 million   and zero, respectively. As of December 31, 2012 and December 31, 2011, there was $0.1 million and zero, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 5 years, equivalent to the vesting period.

The Company received no cash during the year ended December 31, 2012 and 2011, respectively, related to stock awards exercised as no options were exercised during the periods. The Company used no cash and did not realize any tax deductions for this qualified plan nor any benefit from stock awards exercised for the years ended December 31, 2012 and 2011. 22,500 options were forfeited or cancelled during 2012.

On February 8, 2013, 347,500 option awards with a vesting period of three years were granted to employees. The Company is in the process of determining the fair market value of the options and the stock awarded in 2013 as of the award date. The Company anticipates that the expense associated with this most recent option grant will be approximately $0.1 million during 2013.

Other than the ISOP and LTIP, the Company did not have any equity related compensation plans as of December 31, 2012. The Company does have a 401K matching plan through which it will contribute up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $67,174 and $21,686 of expense associated with the 401K match during 2012 and 2011, respectively.

21. Income Taxes

The Company’s major tax jurisdictions include Illinois, the United States and Fiji. The related tax returns are examined by the Illinois Department of Revenue, the Internal Revenue Service and the Fiji Islands Revenue and Customs Authority. Prior to the sale of TransRadio and TCNMI, the tax jurisdictions also included Germany  and the Commonwealth of the Northern Mariana Islands, respectively with related tax returns examined by  the Federal Central Tax Office and the Division of Revenue and Taxation of the Commonwealth of the Northern Mariana Islands, respectively.

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. In 2011, prior to the sale of TransRadio and TCNMI, certain foreign results were excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

Income tax expense (benefit) consists of:

Year ended December 31, 2012	Current	Deferred	Total
Federal	$ -	$ (146,999)	$ (146,999)
State and local	(152,041)	(640,470)	(792,511)
U.S. possession	-	-	-
Foreign	166,974	-	166,974
Total tax expense (benefit), continuing operations	$ 14,933	$ (787,469)	$ (772,536)
Tax expense of discontinued operations	-	1,395,808	1,395,808
Total tax expense	$14,933	$608,339	$623,272
Year ended December 31, 2011	Current	Deferred	Total
Federal	$713,134	$(4,617,182)	$(3,904,048)
State and local	152,041	(200,000)	(47,959)
U.S. possession	0	(0)	0
Foreign	(14,249)	—	(14,249)
Total tax benefit, continuing operations	850,926	(4,817,183)	(3,966,257)
Tax benefit, discontinued operations	85,733	(1,906,877)	(1,821,144)
Total	$936,659	$(6,724,060)	$(5,787,401)

Current Tax Expense

In 2012, the Company recorded consolidated pretax income for financial reporting purposes, however the Company did have a sizable U.S. taxable loss, due to sale of its investments in TransRadio and TCNMI. Therefore, no U.S. federal or Illinois current income tax expense has been recorded in the accompanying consolidated statements of operations related to 2012 operations except for the $0.2 million current benefit related to a state income tax refund. A current foreign tax expense of $0.2 million was recorded in connection with the Company’s operations in Fiji and is based upon the taxable income within Fiji at a tax rate of 20% for 2012, reduced from 29% in 2011. Taxes related to TransRadio and TCNMI are presented within the loss from discontinued operations and amounted to $0.0 and $0.4 million current benefit for TransRadio for 2012 and 2011, respectively, and $1.4 million deferred benefit and $1.4 million deferred expense for TCNMI in 2012 and 2011, respectively.

In 2011, the Company recorded U.S. and Illinois current income tax expense of $0.8 million and $0.2 million, respectively, which have been reflected in the accompanying consolidated statements of operations. Of these amounts, $0.4 million of the federal tax expense was related to TransRadio and was therefore reclassified to discontinued operations. The current federal U.S. income tax expenses were offset by the current deferred tax benefit generated from the current portion of the $0.8 million reduction of the valuation allowance against the net operating loss carry forward deferred tax assets (NOL CF DTAs). As a result of utilizing the NOL CF, the Company recorded an Alternative Minimum Tax liability (AMT) of $42,000, which can be used in the future and is treated as a DTA. The current state taxes were not offset by a utilization of the NOL CF DTA because the State of Illinois did not allow the utilization of NOL CFs in 2011 and has limited the NOL CFs deduction for 2012 and 2013 to $0.1 million per year. Foreign tax expense (benefit) of $(18,041) was recorded in connection with the Company’s operations in Fiji and is based upon the taxable loss within Fiji. The average tax rate for Fiji was 29% for 2011. However, the tax rate for 2012 and beyond decreased to 20%. TransRadio pays taxes in Germany that are typically comprised of three components including a corporate income tax, a trade tax and a solidarity tax.

Deferred Tax (Expense or Benefit)

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The total 2012 deferred tax expense amounted to $0.6 million, consisting of a $1.4 million deferred expense related to TCNMI discontinued operations, a deferred state benefit of $0.6 million and a federal deferred benefit of $0.2 million. During the second quarter of 2012 the Company increased its valuation allowance on its CNMI deferred tax assets by $1.4 million, as management no longer considered it more likely than not that the company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit. TCNMI was sold on October 12, 2012 and therefore, the Company no longer has CNMI deferred tax assets. This $1.4 million deferred expense is reflected in the loss on discontinued operations. The deferred state tax benefit of $0.6 million was recorded during 2012 as the valuation allowance against the state of Illinois deferred tax assets was reduced to $0.7 million, reflecting the approaching expiration of the NOL utilization cap in the state of Illinois. The limitation is scheduled to expire for periods beginning after December 31, 2013. Finally, the deferred federal tax benefit of $0.2 million was recorded reflecting the Company’s continued belief that it is more likely than not that the U.S. net operating loss deferred tax assets recorded as of December 31, 2011 will be realized.

Significant additional federal taxable net operating losses ($51.7 million loss and $1.9 million related to the losses of TCNMI and TransRadio, respectively) were generated during 2012.  The corresponding newly generated net operating loss deferred tax assets of $22.5 million and $0.8 million, respectively, are fully reserved for with a NOL DTA valuation allowance.

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

In 2011, federal deferred tax benefits of $5.3 million ($3.9 million related to U.S. operations and $1.4 million related to TCNMI and presented in discontinued operations) were recorded as the Company reduced the valuation allowance against NOL CF DTAs. The valuation allowance reduction reflected management’s belief as of the December 31, 2011 that it was more likely than not that the Company would generate future U.S. taxable income at a sufficient level to utilize all of the $13.6 million U.S. NOL carry forwards and $4.3 million of the TCNMI NOL carry forwards. In addition, the Company reduced the valuation allowance by $0.2 million against the state of Illinois NOL CF DTAs of $1.4 million, for a net benefit of $0.2 million.

Also in 2011, the deferred tax liability associated with the intangible assets booked at the time of the acquisition of TransRadio was reduced to zero due to the write-down of the customer relationship intangible asset. This reversal generated a deferred tax benefit of $436,098.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards – federal	$22,900,880	$19,102,598
Net operating loss carry forwards – state	4,962,167	1,442,511
Accrued expenses	298,857	—
AMT credit carryforwards	—	42,000
Total gross deferred tax assets	28,161,904	20,587,109
Less valuation allowance	23,277,969	15,053,181
Net deferred tax asset	$4,883,935	$5,533,928

As outlined in the Quasi Reorganization and Significant Accounting Policy notes, the Company made an accounting election as of September 30, 2012 to effect a quasi-reorganization. In connection with that election, the valuation allowance at that point was netted against the deferred tax assets and any related tax benefits that may be realized in periods after the quasi-reorganization that are associated with these tax assets will be recorded directly to equity rather than to income if and when realized. The impact of this netting serves to reduce the reported deferred tax assets and valuation allowance by $1.7 million and is reflected in the preceding table.. These adjustments were not recorded retroactively and have no impact on the deferred tax assets or valuation allowance presented as of December 31, 2011.

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $23.3 million and $15.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was $8.2 million increase and $6.7 million decrease, respectively including the $1.7 million adjustment related to the quasi-reorganization in 2012. The 2012 increase reflects the addition of fully reserved NOL DTAs in connection with the sale of TCNMI and TransRadio and the relief of the valuation allowance related to the TCNMI tax benefits that went away in connection with the sale of TCNMI as well as other activity. The 2011 decrease in the valuation allowance reflects management’s fourth quarter 2011 assessment that it is more likely than not that the Company will utilize its U.S. NOL CF DTAs and a portion of its TCNMI NOL CF DTAs.

In assessing whether the deferred tax asset is realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized, considering the significant portion of future business that is related to construction contract backlog and long term contracts for power facility operation and maintenance activities.

At December 31, 2012 and 2011, the Company has total net operating loss carry forwards from U.S. operations of approximately $70.8 million and $20.6 million, respectively. In addition, as of December 31, 2011 the Company had $44.7 million of total net operating loss carryforwards from its operations in the Commonwealth of Northern Mariana Islands. The net operating loss carry forwards expire in the years 2016 through 2032. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes or foreign tax laws.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 20% for 2012 and 29% for 2011, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2012	2011
Income tax (benefit) at statutory rate	$(17,570,437)	$(1,081,067)
Increase / (Reduction) of U.S. DTA valuation allowance and reduction of 2012 State DTA valuation allowance	16,713,686	(4,096,065)
Writedown of intangibles	—	577,626
TFL tax expense	166,974	—
Current State income tax (benefit) expense	(152,041)	152,041
Other	69,282	481,208
Provision (benefit) for income taxes	$(772,536)	$(3,966,257)

There were no material interest expenses or penalties for the year to date. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2009 through 2012 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

22. Commitments and Contingencies

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing

Corporation has filed a lawsuit against Telesource CNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects. Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims. During 2012, the Company recorded an increase of $0.2 million of expense accruals for additional legal fees related to the Koblerville case bringing the total accrual to $1.1 million including $0.8 million offered to settle the litigation. During the second quarter of 2012, the parties agreed to enter into “binding mediation” rather than go to trial. However, the mediation between the parties failed and the judge overseeing the mediation issued a binding, non-appealable decision on July 23, 2012 which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants. Due to the lack of an apportionment, the Company did not adjust the related $1.1 million accrual subsequent to receiving the July 23, 2012 ruling. On August 6, 2012, TCNMI filed a motion to request apportionment in order to obtain definition of the amount of liability that is attributable to TCNMI. The Company also requested in the motion the ruling pertaining to the award of a portion of the liability as well as certain attorney costs awarded to NMHC be vacated. The judge did indicate in his July 23 decision that the plaintiffs were awarded reasonable attorney fees and requested the fees be submitted within ten days. On August 3, 2012, the plaintiffs filed a request for attorney fees for $2.0 million and asked the court to multiply that award by 7 times to total $14.0 million. The Company denied any liability and aggressively defended itself to mitigate and/or dismiss the claims against it.

On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of all liabilities, to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI. As of October 12, 2012, no apportionment or other ruling requested in the motion filed by TCNMI had been issued.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $712,500 USD as of December 31, 2012) if found to be negligent or 750,000 FJD (or approx. $427,500 USD as of December 31, 2012) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $111,000 USD) as of December 31, 2012.

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

The total business interruption claim was $0.6 million and $0.4 has been collected and an additional $0.2 million accepted in writing by the insurer and were recorded as income. The receipt of the remaining proceeds is expected during early 2013. TFL performed certain restoration work in relation to the G8 engine that generated $342,304 FJD (approximately $191,690 USD during 2012). The costs of the services TFL incurred in relation to the restoration work were not significant. The G8 engine was re-commissioned on March 19, 2012 and is fully operational.

On June 1, 2012 an engine suffered a premature liner failure and fretting marks. The engine was repaired promptly and had no significant impact on revenue during the period. The cost of the repairs was approximately $0.2 million and was recorded in cost of sales.

The Company had an agreement with the Commonwealth of the Northern Mariana Islands to manage a power plant in Tinian. In accordance with Change Order No. 3 of this agreement, the Company is required to upgrade the power distribution system in certain areas of the island of Tinian. Pernix sold its interest in TCNMI effective October 12, 2012 and is no longer a party to this agreement.

The Company offers warranties on its construction services and power generating plants. The Company usually has warranties from its vendors. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to expend substantial funds, which could harm its financial condition.

The Company assumed the warranty obligations of TransRadio in connection with the acquisition of a controlling interest in December 2009. As of December 31, 2011 the accrued warranty obligation of TransRadio amounted to $61,000. The Company has no exposure to the warranty obligations subsequent to its sale of TransRadio in March 2012.

In December 2012, the Company was awarded a $1.6 million project to install cable in the Solomon Islands. The Company accepted the award and executed the contract in early 2013. In connection with this award, a performance guarantee was established with ANZ Bank.

23. Reportable Segments and Geographic Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services (including power related construction activities) and Corporate. The Company sold its interest in TransRadio which constituted the RF Transmitter Design, Installation and Service segment on March 28, 2012 and the financial results associated with that discontinued segment are presented in the Consolidated Statement of Income as Discontinued Operations. TCNMI results are also presented as Discontinued Operations, as it was sold effective October 12, 2012.

There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For Year Ending December 31, 2012

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$114,872,655	$—	$5,150,811	$—	$120,023,466
Interest (expense)	—	—	(18,231)	—	(18,231)
Interest (expense) - related party	(79,009)	—	—	(86,185)	(165,194)
Interest income	—	—	280	4,572	4,852
Depreciation and amortization	383	—	3,019	414	3,816
Income tax benefit / (expense), continuing operations	(557,469)	—	24,542	1,305,463	772,536
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	4,079,521	—	1,774,664	(1,768,641)	4,085,544
Total capital expenditures	9,000	—	21,921	8,278	39,199
Total assets from continuing operations	31,207,226	—	4,032,953	2,470,503	37,710,682

For Year Ending December 31, 2011

	General Construction	RF Transmitter, Design, Installation and Service	Power Generation Services	Corporate	Total
Revenue	$51,327,302	$—	6,702,249	$—	58,029,551
Interest (expense)	—	—	(3,935)	—	(3,935)
Interest (expense) - related party	(78,723)	—	—	(39,596)	(118,319)
Interest income	153	—	42	5,792	5,987
Depreciation and amortization	1,008	—	72,126	10,896	84,030
Income tax benefit / (expense) continuing operations	3,948,216	—	18,041	—	3,966,257
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	5,358,677	—	1,575,350	(3,044,005)	3,890,022
Total capital expenditures	11,000	—	105,033	73,989	190,022
Total assets from continuing operations	33,365,919	—	3,903,067	2,009,080	39,278,066

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract (If the contract is with a U.S. entity then the revenues are attributed to the U.S.).

As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $1.7 million. The new cost basis reflects the replacement cost of the inventory as of September 30, 2012, subject to a fourth quarter 2012 $0.3 million downward refinement in the original estimated inventory fair value in accordance with the one year valuation refinement window allowed under quasi-reorganization accounting rules and in consideration of other fourth quarter activity. Fixed assets located at TFL in Fiji were $230,957 as of December 31, 2011 and were not material after the impact of the quasi-reorganization reflected in the December 31, 2012 fixed asset balance.

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Year ended December 31,2012	Year ended December 31,2011	December 31,2012	December 31,2011
United States	$114,899,270	$51,841,929	$5,436	$65,365
Fiji	3,736,076	4,165,911	2,389	230,957
Vanuatu	1,388,120	2,021,711	16,513	-
Other	-	-	-	10,083
Total Revenue and net fixed assets from continuing operations	$120,023,466	$58,029,551	$24,338	$306,405

Major Customers

The first major customer relates to the General Construction segment. On April 14, 2011, PS JV was awarded a $92.7 million task order for design and construction services in Baghdad, Iraq under the IDIQ contract. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this task order began in June of 2011. In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice.

On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on the Shield task order. The Company negotiated a settlement with OBO for total contract value of $102.5 million. The Company has not yet received a Final Acceptance Letter of the Contract. OBO remains a major customer through the award of the Sather task order to PS JV under the IDIQ contract during early 2012 as well as the Niamey, Niger embassy rehabilitation contract awarded to Pernix Group, Inc. during August of 2011. Revenue on these projects was $114.4 million and $47.8 million for the years ended December 31, 2012 and 2011, respectively, accounting for 95% and 82% of total revenue from continuing operations for the periods. In January 2013, the OBO exercised Option Year 2 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2014.

The second major customer relates to the Power Generation segment. The Company signed a 20-year operations and maintenance agreement with the Fiji Electric Authority (FEA) in April 2003 and recognized revenues under the contract of $3.7 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively. Revenues from FEA were 3.1% and 7.2% of the Company’s total revenues from continuing operations for the years ended December 31, 2012 and 2011, respectively.

The third major customer relates to the Power Generation services segment. VUI, under a Memo of Understanding (MOU), is performing an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession and contract with the Government of Vanuatu. VUI entered into a short term MOU that became effective on January 1, 2011 and was extended on August 31, 2011 until a long term concessionaire is named. The Company receives expense reimbursements and management fees during this period for assuming the operations from the prior service provider. Revenue from the Vanuatu operations was $1.4 million in 2012 and $2.0 million in 2011.  Vanuatu operations accounted for 1.2% and 3.5% of total revenues as of December 31, 2012 and 2011, respectively.

As noted earlier, the Company was awarded a $42.6 million contract, relating to the NEC Suva project, with subsequent change orders of $4.2 million to build a United States Embassy in Suva, Fiji. This project began in 2007. The Company was awarded a second contract of $8.1 million in April of 2010 for the CAA Fit-Out Suva project on which work began in May of 2010. Revenue related to these projects totaled $0.4 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively.  The revenue earned on these contracts provided 0.3% of total revenues in 2012 and 7.6% of total revenues in 2011.  Both the NEC and CAA SUVA Projects reached substantial completion as of December 31, 2011.

The RF Transmitter Design, Installation and Service segment has various major customers that resulted in additional contract revenue representing $1.0 million and $10.5 million for years ended December 31, 2012 and 2011, respectively, and is included in the loss from discontinued operations for these periods.

24. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at December 31, 2012. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over fifty (50) years’ experience.

As noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a discretionary payment to SHBC of 6.5% per annum of the unreturned capital. No such discretionary payments have been made to date the Company has accrued interest expense of $0.1 million during the twelve month periods ending December 31, 2012 and 2011 for this discretionary item.

The Company’s corporate headquarters moved from 860 Parkview Boulevard in Lombard, Illinois to 151 E. 22nd Street in Lombard, Illinois in April 2011. The lease on the new corporate headquarters is a five year operating lease with Baron Real Estate Holdings, a related party, from May 1, 2011 through April 30, 2016. Prior to moving to 151 E. 22nd Street in Lombard, Illinois, in April 2011, the Company shared office space with a sister company named

Computhink, which is owned by a company related to SHBC. The Computhink charges include rent and utilities for office space the Company occupies, computer hardware and software services that Computhink provides, and other outside services. Computhink charges to the Company were less than $0.1 million for the years ended December 31, 2012 and 2011. These charges were partially offset by the personnel services, office supplies, photocopying and printing services the Company charges Computhink. The Company’s charges to Computhink were less than $0.1 million for the twelve months ended December 31, 2012 and 2011.

Total related party accounts receivable and payables, net are summarized as follows:

	December 31,2012	December 31,2011
Accounts receivable from Computhink	$12,218	$7,252
Accounts receivable from Baron R.E.	10,823	—
Accounts payable to SHBC	—	(22,915)
Accounts payable to Baron R.E.	(11,667)	(9,549)
Other	—	657
Total	$11,374	$(24,555)

25. Subsequent Events

During the first quarter of 2013, the company received a change order notification for $10.8 million related to the sole source award (Sather) received by Pernix in early 2012 for the purpose of constructing an additional office building at the Baghdad Diplomatic Support Center.  The Company anticipates work to be completed during 2013. The Company executed a $1.6 million contract in the Solomon Islands, both of which the Company also anticipates completing during 2013.

During the first quarter of 2013, the Company purchased for $1.1 million, the building and land on which the Company’s corporate headquarters are located. These assets were purchased from Baron Real Estate Holdings, a related party. See Note 16 in the notes to our consolidated financial statements. The Company paid cash of $550,000 and obtained seller financing from Baron Real Estate Holdings for $550,000 with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013.

On February 8, 2013, the Company granted 347,500 stock options to employees under the ISOP and 78,500 stock options to members of the Company’s Board of Directors under the LTIP. The awards will vest ratably on the anniversary dates of the award over a period of three years. The options are currently being valued and are exercisable at the fair market value of the stock on the date of the award which is also being valued at this time. Compensation expense will be recorded over the vesting period and the Company anticipates it will be approximately $0.1 million for 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,2012. The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Ralph Beck Age 74 Chairman of the Board Director since 1999

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

Nidal Zayed Age 52 Director Since 1998 Chief Executive Officer since 2005

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

Don Gunther Age 73 Director Since 2012

Mr. Gunther, age 73, was appointed as a Director of Pernix Group, Inc. and was appointed to the Compensation Committee on December 12, 2012.  Mr. Gunther also serves as Chairman of the Board of INgage Networks, a high-tech company that is a leading enterprise networking organization and he is a director of WPX Energy, Inc., an oil and gas exploration and production company. Previously, until his retirement in 1999, Mr. Gunther was Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts. Mr. Gunther’s 38-year career with Bechtel provided him with experience as a field engineer and he  ultimately became a driving force behind Bechtel’s work processes, marketing strategies, organizational structure and leadership development efforts. He served as project manager and held various positions of leadership both domestically and internationally. Mr. Gunther received a bachelor’s degree in civil engineering, and an honorary doctorate, from Missouri University of Science and Technology, and served as a trustee and advisor to the University.

Max Engler Age 63 Director Since 1997

Mr. Engler brings to the Board particular strength with regard to leadership skills, international business and financial management and reporting skills, and corporate governance skills. From 1988 to present Mr. Engler has been an independent Financial Consultant and is also on the Board of Directors of various companies in Switzerland and abroad. From 1984 to 1988 Mr. Engler headed the Private Banking desk (Middle East and Far East) of Bank Leu as Vice President. He is a director of Computhink Incorporated, Belmoral S.A., Computhink Ltd., Retsa Development Inc., FSD Holdings PLC, Litra Holdings AG, Linos Consulting AG, Trafex Ltd., R.C.W. Enterprises S.A., and TransRadio SenderSysteme Berlin AG.

Ibrahim M. Ibrahim Age 65 Director Since 1999

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

Trudy Clark Age 64 Director Since 2007

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

Carl Smith Age 64 Director Since 2007

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

Gregg Pollack Age 51 Chief Financial Officer Since January, 2012

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

Carol Groeber Age 48 Controller and Principal Accounting Officer Since June, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of our Officers for the calendar years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus	Options Awards	All other Compensation	Total
Name and Principal Position	($) (1)	($)(1)	($)(1)	($)(5)	($) (2)	($)

Nidal Zayed	2012	314,442	100,000	62,400	22,926	499,078
Chief Executive Officer	2011	286,000	-		29,673	315,673

Gregg Pollack (3)	2012	206,769	31,500	36,400	16,454	291,123
Chief Financial Officer and VP Administration	2011	—	—	—	—	—

Carol Groeber (3)	2012	154,615	30,000	23,400	4,903	212,918
Controller &Principal Accounting Officer	2011	84,808	15,000		21,822	121,630

Greg Grosvenor (4)	2012	—	—	—	—	—
Chief Financial Officer	2011	113,846	—	—	43,927	157,773

(1) Includes salary paid by Pernix Group during 2012, before any deductions for contributions to Pernix Group’s 401(k) Savings Plan. Bonuses included are presented in the year for which they were earned and were paid during the first quarter of the subsequent year.

(2) Pernix Group provided a vehicle to Mr. Zayed at a cost of $2,925 in 2012 and $11,700 in 2011. Pernix Group provided Mr. Zayed with health insurance for him and his family at a cost of $16,001 in 2012 and $15,973 in 2011. The Company contributed as part of its 401K match plan $4,000 and $2,000 during 2012 and 2011, respectively to Mr. Zayed’s 401K account; $4,000 and zero during 2012 and 2011, respectively to Mr. Pollack’s and Ms. Groeber’s 401K accounts. In addition, the Company paid insurance premiums totaling $12,454 and $903 for Mr. Pollack and Ms. Groeber, respectively during 2012. No such premiums were paid for Mr. Pollack and Ms. Groeber during 2011.

 (3) On June 1, 2011, Ms. Groeber joined Pernix Group as the Controller and Principle Accounting Officer. Prior to joining the Company, Ms. Groeber served in a consulting capacity in which she earned fees of $21,822 in 2011. On

December 31, 2011, Mr. Pollack joined Pernix Group as the VP-Administration and Chief Financial Officer. The Company did not issue any compensation to Mr. Pollack for 2011.

(4) Mr. Grosvenor is no longer with the Company. The Company provided health insurance to Mr. Grosvenor and his family of $10,163 in 2011. In August of 2011 Mr. Grosvenor left the Company. In connection with Mr. Grosvenor’s departure, the Company issued a severance payment of $30,833 and vacation pay of $2,050 during 2011.

(5) The amounts reported in this column reflect the aggregate fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Officers. Assumptions used in the calculation of these values are included in Note 20 along with a description of equity compensation plans. Additional options awarded in early 2013 are excluded from this table and valuation of the 2013 option awards is in process and will be computed in accordance with ASC 718.

Stock Options

In December 2011, the Company’s board of directors adopted and shareholders approved the 2012 Incentive Stock Option Plan (ISOP) that provides for the issuance of qualified stock options to employees. Under the terms of the ISOP, 1.5 million shares have been reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date. 152,500 options to buy shares yet to be registered were granted on January 26, 2012 and remain outstanding as of December 31, 2012, with a strike price equal to the fair market value of the Company’s common stock as of the grant date ($2.09 per share) and a vesting schedule of five years. None of the options were vested or exercisable as of December 31, 2012.

The following summarizes stock option activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	175,000	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	22,500	N/A	0	N/A
Options outstanding, at December 31	152,500	2.09	0	N/A
Options exercisable, at December 31	0	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at December 31, 2012:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	152,500	(1)	2.09	1,347,500	(2)

(1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the Company’s stock option plan. The Officer awardees were Mr. Nidal Zayed (60,000 options), Mr. Gregg Pollack (35,000 options) and Ms. Carol Groeber (22,500 options). This plan will expire in December 2021. The options were valued at $1.04 per option at the date of grant.

(2) Includes shares available for future issuance under the Company’s stock option plan, excluding shares quantified under Column 1.

Outstanding Equity Awards as of December 31, 2012

The following table provides information on the holdings of stock options by our Officers as of December 31, 2012. The option awards vest one-third per year beginning on the first anniversary of the grant date of January 26, 2012. The market value of the stock awards is based on the valuation of the stock as of the grant date as the shares are not actively traded on an exchange at this time. For additional information about the stock option awards see Note 20 in the notes to our consolidated financial statements.

	Number of Securities	Number of Securities
	Underlying Unexcercised	Underlying Unexcercised	Option Exercise	Option Expiration
Name	Options – Exercisable	Options – Exercisable	Price	Date
Nidal Z. Zayed	0	60,000	2.09	1/26/2022
Gregg D. Pollack	0	35,000	2.09	1/26/2022
Carol J. Groeber	0	22,500	2.09	1/26/2022

Directors Compensation

During mid-2012, during our review of director compensation, our analysis of competitive survey data and peer group proxy information, confirmed that our non-employee director pay was below median in total compensation, including cash and equity compensation in comparison to our peer group of companies. Based upon these findings, management presented to the Board and the Board approved that this Proxy filing should include a Board recommendation that the Stockholders approve the Proposed Long-Term Incentive Plan (the “LTIP”).

Each non-employee Director earned  an average annual director fee of $24,979 in 2012 and $20,000 in 2011. For Directors that served for only a portion of the years, the fee was prorated. During 2012, Ralph Beck, Trudy Clark, and Carl Smith each receive an additional $1,500 for their participation on the Government Security Committee. Ralph Beck, Carl Smith and Jeffrey Adams received a $1,500 stipend for their participation on the Compensation Committee. No director fees were paid to Mr. Gunther as his services did not commence until very late in 2012; however, consulting fees were paid to Mr. Gunther in the amount of $8,350 during 2012. Director fees are paid in cash.

Directors	2012 Director’s Fees	2012 Other Compensation	2011 Director’s Fees	2011 Other Compensation
Max Engler	$24,500	$—	$20,000	$—
Ibrahim Ibrahim	24,500	—	20,000	—
Jeff Adams	20,875	563	20,000	—
Ralph Beck	28,250	2,250	20,000	1,500
Trudy Clark	24,500	1,500	20,000	1,500
Carl Smith	27,250	2,250	20,000	1,500
Don J. Gunther	—	8,350	—	—
TOTAL	$149,875	$14,913	$120,000	$4,500

2013 Long Term Incentive Plan- The Long-Term Incentive Plan (the “LTIP”) is a non-employee Director and Consultant compensation plan. The purpose of the Plan is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of Awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. The Company intends that Awards granted pursuant to the LTIP be exempt from or comply with Section 409A or 457A of the Code (including any amendments or replacements of such sections), and the LTIP shall be so construed. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. 785,000 shares have been allocated in total to cover any and all award types under the LTIP. The Board has delegated authority to the Compensation Committee (the “Committee”) to administer the LTIP. The Committee consists of three members of the Board of Directors.

There were no awards outstanding as of December 31, 2012 under the LTIP. This plan will expire in December 2022. On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors. The Company is in the process of determining the fair market value of the options and the stock as of the award date. The Company anticipates that the expense associated with the LTIP will be less than $0.1 million during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2012 regarding the ownership of the Common Stock of the Company, on a post-reverse stock split basis, by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2012 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature of	Percent of Common
	Beneficial Ownership	Stock Outstanding
Name	(1)	(2)
Ernil Continental Sa Bvi	4,391,813	46.7%
Halbarad Group Ltd Bvi	3,630,543	38.6%
Al Amal Investment Co. KSCC	549,396	5.8%
Sayed Hamid Behbehani & Sons Co. and Family Members	527,936	5.6%
Max Engler (3)	3,334	*
Ibrahim Ibrahim	667	*

Ralph Beck	*	*
Trudy Clark	*	*
Carl Smith	*	*
Nidal Z. Zayed	*	*

Gregg Pollack	*	*
Carol Groeber	*	*
All Executive Officers and Directors as a Group (9 Persons) (4)	4,501	*

* Less than 0.1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Calculated on a post-reversed split basis of 9,403,697 shares of Common Stock outstanding as of December 31, 2012. On January 26, 2012 and February 8, 2013, options were granted to Mr. Zayed (60,000 and 120,000 options, respectively), Mr. Pollack (35,000 options and 50,000 options, respectively) and Ms. Groeber (22,500 options and 35,000 options, respectively) under the Incentive Stock Option Plan that was implemented by the Company in December 2011. The table excludes the options outstanding under the ISOP which are not vested as of December 31, 2012. During 2012, the Company established a long term incentive plan (the “LTIP”) for non-employee directors and consultants. As of December 31, 2012, the Company did not have any stock options outstanding under the LTIP plan. In addition, other than the ISOP and LTIP, the Company did not have any equity related compensation plans as of December 31, 2012.

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

During the first quarter of 2013, the Company purchased for $1.1 million, the building and land on which the Company’s corporate headquarters are located. These assets were purchased from Baron Real Estate Holdings, a related party. See Note 16 in the notes to our consolidated financial statements.

As of December 31, 2012 and 2011, the Company has $2.25 million and $1.35 million of outstanding debt under agreements with related parties. The interest rate on the borrowings is 5% per annum. The interest expense during 2012 and 2011 amounted to approximately $97,000 and $40,000, respectively.

Included in the debt outstanding as of December 31, 2012 and 2011, is a $1.0 million short-term debt agreement with Bent Marketing Ltd., a related party that was entered into during May of 2011. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2013. Also included in the outstanding debt as of December 31, 2012 a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. See Notes 2 and 3 in the notes to our consolidated financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered accountants, CohnReznick LLP. (formerly Reznick Group P.C.). The following table presents fees for professional services rendered by the independent registered accountants for the respective periods indicated:

Services Performed	2012	2011
Audit Fees (Note 1)	$305,405	$400,866
Audit-Related Fees (Note 2)	—	—
Tax Fees (Note 3)	67,520	26,950
All Other Fees (Note 4)	116,809	2,091
Total Fees	$489,734	$429,907

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

4. All other fees for 2012 consist primarily of fees related to the implementation of the quasi-reorganization that were incurred during 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2012, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01

Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Pernix Group , Inc. Appendix A (Incorporated by reference from Exhibit 2.01 to the Form S-4 filed on 12/9/1999)

3.01	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on 7/2/2001)

3.02	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on 7/2/2001)

3.03	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on 4/2/2007)
3.04	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group, Inc. (Incorporated by reference from Appendix A of Schedule 14C filed on October 1, 2012)

4.01	Certificate of Designations- Series A Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Form 10-Q filed on August 12, 2011)

4.02	Certificate of Designations- Series B Cumulative Convertible Preferred Stock (Incorporated by reference from Exhibit 3.2 to the Form 10-Q filed on August 12, 2011)

4.03	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix B of Schedule 14C filed on October 1, 2012)
4.04	Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix C of Schedule 14C filed on October 1, 2012)
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

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource CNMI, Inc. dated May 2, 1999 (Incorporated by reference from Exhibit 10.11 to the Form S-4 filed on 8/2/2001)

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource CNMI, Inc. (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 7)

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc. (Incorporated by reference from Exhibit 10.15 to the Form S-4 filed on 12/9/1999)

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005 (Incorporated by reference from Exhibit 10.12 to the Form 10KSB filed on 4/2/2007)

10.13	Pernix Group , Inc. 2000 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.19 to the Form S-4 filed on 7/2/2001)*

10.14	Pernix Group , Inc. 2000 Non-Qualified Stock Options Plan (Incorporated by reference from Exhibit 10.20 to the Form S-4 filed on 7/2/2001)*

10.15	Pernix Group , Inc. 2000 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.21 to the Form S-4 filed on 7/2/2001)*

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Pernix Group , Inc. (Incorporated by reference from Exhibit 10.23 to the Form 10-K filed on 4/16/2002)

10.17	Pernix Group , Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement (Incorporated by reference from Exhibit 10.17 to the Form 10KSB filed on 4/2/2007)

10.18	Common Stock Purchase Agreement between Pernix Group , Inc. and Ernil Continental S.A., BVI dated February 26, 2007. (Incorporated by reference from Exhibit 10.18 to the Form 10KSB filed on 4/2/2007)

10.19	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated February 26, 2007 (Incorporated by reference from Exhibit 10.19 to the Form 10KSB filed on 4/2/2007)

10.20	Common Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.20 to the Form ARS filed on 6/29/2009)

10.21	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.21 to the Form ARS filed on 6/29/2009)

10.22	Pernix Group , Inc. 2012 Incentive Stock Option Plan

10.23	Form of Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on January 31, 2012)

10.24	TransRadio Stock Purchase and Transfer Agreement(Incorporated by reference from Exhibit 10.24 to the Form 10-K filed on March 30, 2012)

10.25	Pernix Group , Inc. 2013 Long Term Incentive Plan

10.26	Form of LTIP Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit __ -to the Form 8-K filed on February 14, 2013)

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)
16.0

Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 13, 2012 regarding Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the Form 8-K filed on November 15, 2012)

21.0	List of Subsidiaries and their jurisdictions**

24.0	Unanimous Written Consent of the Board of Directors of Pernix Group, Inc. to Approve The Registration and Sale of Common Shares

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO**

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO**

32.1	Section 1350 Certification — Chief Executive Officer**

32.2	Section 1350 Certification Chief Financial Officer**

(101.INS)***	XBRL Instance Document	N/A

(101.SCH)***	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)***	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)***	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)***	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)***	XBRL Taxonomy Extension Definition Linkbase Document	N/A

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended December 31, 2012.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.

(Registrant)

Dated: April 1, 2013	/s/ Nidal Zayed

Nidal Zayed

President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON April 1, 2013.

/s/ Ralph Beck	Chairman of the Board of Directors
Ralph Beck

/s/ Nidal Z. Zayed	Director, President, Chief Executive Officer
Nidal Z. Zayed	(Principal Executive Officer)

/s/ Max Engler	Director
Max Engler

/s/ Don Gunther	Director
Don Gunther

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Gregg Pollack	Chief Financial Officer & Vice President - Administration
Gregg Pollack	(Principal Chief Financial Officer)

/s/ Carol Groeber	Controller and Principal Accounting Officer
Carol Groeber	(Principal Accounting Officer)