Form 10-Q
period 2013-03-31
Pernix Group, Inc.
filed 2013-05-15
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

On May 14, 2013, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2013 (unaudited) and December 31, 2012

Assets	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$18,150,818	$21,406,898
Accounts receivable	7,478,043	7,889,147
Retainage receivables	200,000	200,000
Accounts receivable - related party	23,537	23,041
Other receivables	288,870	433,231
Inventories	1,690,835	1,822,945
Cost in excess of billings	93,654	—
Deferred tax asset	776,454	1,033,098
Prepaid expenses and other current assets	506,772	725,873
Prepaid expenses related party	46,832	—
Total current assets	29,255,815	33,534,233
Plant and equipment, (net of accumulated depreciation of $17,600 and $3,816 as of March 31, 2013 and December 31, 2012, respectively)	1,193,144	24,339
Deferred tax asset, (net of valuation allowance of $23,470,077 and $23,277,969 as of March 31, 2013 and December 31, 2012, respectively)	4,030,598	3,850,837
Other assets	90,526	90,960
Intangible assets, net:
Construction and Power contracts	205,335	221,136
Total assets	$34,775,418	$37,721,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,035,891	$841,066
Accounts payable – related party	10,012	11,667
Other payables	273,513	203,884
Accrued expenses	2,993,129	8,701,619
Short term debt	16,907	18,905
Short term debt - related party	1,561,274	1,060,284
Interest payable - related party	467,593	447,491
Billings in excess of costs and estimated earnings	9,633,764	8,917,382
Dividend payable	144,510	130,887
Total current liabilities	20,136,593	20,333,185
Long-term debt - related party	1,296,280	1,349,906
Total liabilities	21,432,873	21,683,091

Commitments and contingencies
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Convertible senior preferred stock, $0.01 par value. Authorized 500,000 shares $170,000 and $170,000 involuntary liquidation preference, 170,000 and 170,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at March 31, 2013 and December 31, 2012	94,037	94,037
Additional paid-in capital	9,180,557	9,148,757
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Retained earnings - since September 30, 2012	422,246	938,810
Accumulated other comprehensive (loss) / income - since September 30, 2012	(14,164)	12,183
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	9,684,376	10,195,487
Non-controlling interest	3,658,169	5,842,927
Total Stockholders' equity	13,342,545	16,038,414
Total liabilities and Stockholders' equity	$34,775,418	$37,721,505

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2013 and 2012

	Quasi Reorganization
	March 31, 2013	March 31, 2012
Revenues:
Construction revenues	$16,090,401	$35,497,931
Service fees – power generation plant	1,112,328	1,087,764
Rent Income	8,376	—
Other revenue	—	9,620
Gross revenues	17,211,105	36,595,315
Costs and expenses:
Construction costs	14,512,177	33,768,692
Operation and maintenance costs - power generation plant	513,348	1,142,255
Cost of revenues	15,025,525	34,910,947
Gross profit	2,185,580	1,684,368
Operating expenses:
Salaries and employee benefits	1,103,795	795,025
Occupancy - related party	30,955	26,407
General and administrative	751,409	613,255
Total operating expenses	1,886,159	1,434,687
Operating income	299,421	249,681

Other income (expense):
Interest (expense), net	(252)	(10,582)
Interest (expense) - related party	(29,631)	(41,240)
Foreign currency exchange gain (loss)	1,136	(94,034)
Other income, net	18,844	760,013
Total other income / (expense)	(9,903)	614,157
Consolidated income from continuing operations before income taxes	289,518	863,838

Income tax (provision) benefit	(79,253)	955,844
Consolidated net income from continuing operations	210,265	1,819,682

Loss from discontinued operations, net of income taxes TransRadio Transmitter	—	(1,903,790)
Loss from discontinued operations, net of income taxes TCNMI Power Generation	—	(246,733)
Loss from discontinued operations	—	(2,150,523)

Consolidated net income / loss	210,265	(330,841)

Less: income attributable to non controlling interest	713,206	685,896

Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(502,941)	(1,016,737)

Less: Preferred stock dividends	13,623	31,456

Net loss attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$(516,564)	$(1,048,193)

Earnings Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net loss/ income per share from continuing operations	$(0.05)	$0.12
Diluted net (loss) / income per share from continuing operations	$(0.05)	$0.12
Basic net (loss) per share	$(0.05)	$(0.11)
Diluted net (loss) per share	$(0.05)	$(0.11)
Basic and diluted net (loss) per share from discontinued operations	$—	$(0.23)
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	9,415,030	9,429,647

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/ (loss) (unaudited)
Three Months Ended March 31, 2013 and 2012

	Quasi Reorganization
	2013	2012

Consolidated net income (loss)	$210,265	$(330,841)
Other comprehensive income:
Foreign currency translation adjustment	(26,347)	496,627
Total comprehensive income	183,918	165,786
Net income attributable to non-controlling interests	713,206	685,896
Foreign currency translation attributable to non-controlling interests	—	62,729
Total comprehensive income attributable to non-controlling interest	713,206	748,625
Total comprehensive loss attributable to the stockholders of Pernix Group, Inc., and Subsidiaries.	$(529,288)	$(582,839)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Three Months Ended March 31, 2013 and 2012

	Total	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2012 - quasi-reorganization	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income / (loss)	210,265	(502,941)	—	—	—	—	713,206
Foreign currency translation adjustment	(26,347)	—	(26,347)	—	—	—	—
Preferred Stock dividends	(13,623)	(13,623)	—	—	—	—	—
Additional paid in capital from:
Incentive Stock Option Plan	27,401	—	—	—	—	27,401	—
Long Term Incentive Plan	4,399	—	—	—	—	4,399	—
Distribution to Non-controlling Interest Holders	(2,897,964)	—	—	—	—	—	(2,897,964)
Balance at March 31, 2013 - quasi-reorganization	$13,342,545	$422,246	$(14,164)	$94,037	$1,700	$9,180,557	$3,658,169

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Net income / (loss)	(330,841)	(1,016,737)	—	—	—	—	685,896
Foreign currency translation adjustment	496,628	—	433,899	—	—	—	62,729
Preferred Stock dividends	(31,456)	(31,456)	—	—	—	—	—
Additional paid in capital from:
Incentive Stock Option Plan	22,212	—	—	—	—	22,212	—
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Balance at March 31, 2012	$11,673,128	$(69,157,922)	$(104,552)	$94,037	$3,893	$77,938,807	$2,898,867

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2013 and 2012

	Quasi Reorganization
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Consolidated net income	$210,265	$(330,841)
Adjustments to reconcile net income (loss) to net cash provided / (used) in operating activities:
Depreciation	57,638	101,151
Quasi Reorganization adjustments	(49,394)	—
Impact from discontinued operations	—	1,081,568
Incentive Stock Option Plan amortization expense	31,800	22,212
Deferred income tax assets	76,882	(212,363)
Changes in assets and liabilities:
Accounts and other receivable	502,557	(1,126,472)
Accounts receivable-related party	(496)	(683,558)
Inventories	119,270	150,532
Prepaid expenses and other current assets	214,830	2,694,322
Prepaid expenses-related party	(46,832)	—
Cost in excess of billings	(93,654)	—
Accounts payable	4,195,836	(5,133,445)
Other payables	(442,459)	(6,152)
Billings in excess of cost and estimated earnings	716,381	706,261
Accrued expenses	(175,826)	95,844
Accrued purchase orders	(4,972,110)	4,337,363
Provision for corporate tax	(14,356)	(133,177)
Net cash provided by / (used in) operating activities	330,332	1,563,245
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,200,000
Disposals of assets	—	80
Capital expenditures	(677,608)	(148,787)
Net cash provided by / (used in) investing activities	(677,608)	1,051,293
Cash flows from financing activities:
Proceeds from borrowings - related party	—	1,600,000
Payments on borrowings – related party	—	—
Proceeds from borrowings - bank vehicle loan	—	52,885
Repayments of borrowings – bank vehicle loan	(4,139)	—
Earnings distribution to and payments made on behalf of non-controlling interest	(2,897,963)	—
Net cash (used in) / provided by financing activities	(2,902,102)	1,652,885

Effect of exchange rate changes on cash and cash equivalents	(6,702)	407,370
Net (decrease) increase in cash and cash equivalents	(3,256,080)	4,674,793
Cash and cash equivalents at beginning of year	21,406,898	2,933,894
Cash and cash equivalents at end of year	$18,150,818	$7,608,687
Cash paid during the period for interest	$1,130	$10,701
Cash paid during the period for interest - related party	$64,676	$11,750
Cash paid during the period for income taxes	$20,425	$242,296
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends payable	$13,623	$31,456

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed by related party seller	$505,001	$—

See accompanying notes to the condensed consolidated financial statements.

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of March 31, 2013, the Company employs 110 people and is 96.8% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its ten subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates, Iraq and in the U.S. We provide our services in construction, construction management, power and facility operations and maintenance services. The Corporate operations are a separately reported segment. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility operations and maintenance solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over fifteen years of experience providing all of our services in international territories. We believe that these attributes are the foundation of Pernix’s success.

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue the two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands Company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of all liabilities. For the period from January 1, 2012 through March 31, 2012, the loss from the TCNMI discontinued operations was $0.3 million.

Until March, 2012, we also operated a RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. However, due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, orders for transmitters and antennae deteriorated.  On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for $1.2 million settled in cash on the effective closing date, March 28, 2012. For the period from January 1, 2012 through March 28, 2012, the effective date of the sale, the loss on the discontinued operations and sale of TransRadio was $1.9 million.

The purpose of these dispositions was to curtail future losses and to allow the Pernix management team to focus on the strategic initiatives pertaining to the Construction, Power and Corporate segments.

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

Many of our construction projects are for governmental owners, such as the U.S. Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction.

The OBO awarded contracts in 2011 totaling $121.5 million. In 2012 and early 2013, the OBO awarded a sole source award (Sather) and related change orders that the Company anticipates will provide the Company with revenue of approximately $117 million via Pernix-Serka Joint Venture (PS JV). PS JV is a joint venture with Serka Insaat ve Ticaret, A.S. (Serka). PS JV is 52% owned by Pernix and 48% by Serka. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq and elsewhere.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The aforementioned awards were granted within the scope of the IDIQ contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.

The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order. The overall IDIQ program is budgeted to provide awards totaling $12 billion over five years beginning in 2011 and ending in 2016. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts as described above.

In addition to the aforementioned IDIQ program awards, in the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011, we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011, OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project to $24.5 million. Pernix established a limited liability company in Niger in connection with this contract. In early July, 2012, Pernix Group, Inc. received the Notice to Proceed (NTP) and Company representatives joined OBO representatives in Niger for a kick-off meeting that introduced the beginning of substantial construction on the project. Progress on this project began during the third quarter of 2012 and is expected to continue into the third quarter of 2014.

In completing the OBO contracts awarded to date, we have strengthened our technical and management expertise, and developed relationships. We believe these attributes enable us to provide existing and future clients with a broad spectrum of services that leverage the expertise and the construction resumes of the partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may or may not be able to access on a stand-alone basis.

During the third quarter of 2012, the Company established an office in Dubai United Arab Emirates to secure new and existing customers in light of significant anticipated demand for construction services in the region that is forecasted for the next decade. In connection with this effort the Company set up Pernix Technical Works (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary of this variable interest entity as Pernix Group, Inc. possesses full voting control of the entity and a majority of the financial risks and rewards. In connection with this initiative the Company entered into a lease agreement for office space. See Note 13 in the notes to our condensed consolidated financial statements.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). Through its Telesource SHBC Ltd. (TSF) subsidiary, the Company designed and built a new embassy compound for the United States Department of State in Suva, Fiji from 2007 to 2010. This project generated revenues totaling $54.9 million. We intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or U.S. Government projects. The Department of State intends to build or rehabilitate up to 32 new embassies in the 2013 to 2017 timeframe and Pernix Group, together with our partners, will continue to bid for this work.

Power Generation Services

Although virtually everyone in the world relies on power, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and operations and maintenance (“O&M”) for small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developer and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

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

Our power business segment includes construction and facilities O&M services. Specifically, Pernix Group provides plant engineering, design, procurement, construction, and O&M services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining diesel, hydro, and solar power facilities. Pernix is unique within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix is also experienced in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers.

Power Plant Construction

Pernix Group’s general construction segment is complementary with our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint-venture partners in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers. Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that product is delivered on time and within budget. The Company has a joint venture with UEI Holdings, LLC (UEI Holdings).

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

Pernix’s O&M services include maintenance and operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment. In all cases Pernix tries to make every effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work and serve.

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

Current Power Operations

We invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates in three countries and contributed $1.1million, or 6.4% of our first quarter 2013 revenue compared to $1.1 million or 3.0% for the comparable prior year period. We currently operate power plants in the Republic of the Fiji Islands (Fiji) and we are currently managing the power structure on an island in Vanuatu. In addition, in early 2013, the Power segment was awarded a $1.6 million contract to install underground cable between Lungga Power Station and Ranadi Sub-Station in the Solomon Islands for the Solomon Islands Electricity Authority (SIEA).

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

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel based power plant in Fiji. In 1999, FEA awarded TFL the contract to expand the power plant to 12MW. During the coup in 2000 disturbances at the hydro power generation facility led to rolling power cuts on the main island of Viti Levu. At that time, FEA modified the contract to move the 12MW machines to Vuda Power Plant, which is the second largest diesel-based power plant in Fiji, and added 20MW for the Kinoya Power Plant. As a testament to FEA’s satisfaction with TFL, TFL was awarded a 20 year O&M contract for both the Kinoya and Vuda Power Plants in 2003.

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

The FEA has rated the Vuda and Kinoya power stations, first and second out of five power stations in Fiji. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and TFL takes pride in the positive recognition from FEA.

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

Corporate Segment

During the first quarter of 2013, the Company established Pernix RE, LLC, a limited liability company for the purpose of purchasing the land and building in which its corporate headquarters are maintained. The land and building were purchased for $1.1 million from Baron Real Estate Holdings, (Baron) a related party. The Company paid cash of $550,000 and obtained seller financing from Baron for $550,000 with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013. The assets were recorded at the carrying value utilized by Baron (a related party under common control as it is owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates).

Discontinued Operations

Telesource CNMI, Inc.

On October 12, 2012,  the Company sold its 100% interest in Telesource CNMI, Inc. (TCNMI) to an unrelated party. TCNMI had a history of significant construction and power projects. Through TCNMI, we built, operated and maintained a 20MW diesel fuel power plant on the Island of Tinian in CNMI. TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth. Since its incorporation in 1997, TCNMI executed over $80 million of construction work in CNMI. TCNMI financed, designed and built the 20MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.

The Company’s decision to sell its interest in TCNMI was approved by its Board of Directors and was intended to allow the Company to focus its efforts on operations that are expected to provide a higher return on investment and higher potential growth. The loss on the operations of the discontinued TCNMI entity was $0.6 million for the three months ended March 31, 2012 and is presented as loss from discontinued operations. (See Note 7 in the notes to our condensed consolidated financial statements).

RF Transmitter Design, Installation and Service

In March 2012, the Pernix Group management team requested to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012.The loss on the operations and sale of the discontinued TransRadio entity was $1.9 million for the period from January 1, 2012 through March 28, 2012 (the date of the sale). (See Note 7 in the notes to our condensed consolidated financial statements).

2. Quasi Reorganization

The Company assessed that it had reached a turning point in its operations before electing to effect a quasi-reorganization as of September 30, 2012. The Company’s management team has transformed the Company through the 2012 disposition of unprofitable business entities and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005 management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations and built its contract backlog.

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

• The Company’s accumulated deficit and accumulated other comprehensive income accounts of $68.6 million and ($0.1) million, respectively, as of September 30, 2012 were eliminated, with a commensurate reduction in additional paid-in capital.

•The Company’s earnings and accumulated other comprehensive income subsequent to September 30, 2012 are separately presented as “Retained Earnings Since September 30, 2012”  and “Accumulated Other Comprehensive Income Since September 30, 2012” on the face of the balance sheet and this presentation will be carried forward for ten years until at least September 30, 2022.

•The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of Quasi-Reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the Quasi-Reorganization date). The primary areas of those preliminary estimates that were not yet finalized relate to inventory and identifiable intangible assets and during the fourth quarter of 2012 a downward revision of $0.3 million was recorded to the value allocable to inventory and an upward revision of $0.3 million was recorded to the value of contracts along with other minor revisions. The contracts recorded in connection with the quasi-reorganization of less than $0.3 million are considered to be Level 3 estimates.

Below is a summary of assets and liabilities as of September 30, 2012 and the adjusted fair value for each type of asset and liability after reallocation:

		Quasi-Reorganization Adjustments
	As of September 30, 2012 Carrying Value Prior to Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	Adjusted Carrying Value after Quasi-Reorganization
Other current assets	$28,224,080	$28,224,080	N/A	N/A	—	$28,224,080
Inventories	1,488,543	1,701,133	N/A	N/A	—	1,701,133
Total current assets	29,712,623	29,925,213	N/A	N/A	—	29,925,213
Short term debt – related party	1,018,089	1,078,000	N/A	N/A	—	1,078,000
Other current liabilities	19,319,030	19,319,030	N/A	N/A	—	19,319,030
Total current liabilities	20,337,119	20,397,030	N/A	N/A	—	20,397,030
Net current assets	9,375,504	9,528,184	N/A	N/A	—	9,528,184
Non-current deferred taxes, net	3,855,193	3,855,193	N/A	N/A	—	3,855,193
Non-current assets (deposits)	57,863	57,863	N/A	N/A	—	57,863
Other non-current assets
Plant and Equipment	415,174	427,163	0.06	409,480	0.06	17,683
Construction and power contracts	—	6,540,000	0.94	6,269,258	0.94	270,742
Total other non-current assets (excludes deferred taxes)	415,174	6,967,163	1.00	6,678,738	1.00	288,425
Non-current liabilities
Long term debt – related party	1,316,341	1,342,273	N/A	N/A	N/A	1,342,273
Total Net Non-current assets (excluding deferred taxes)	(901,168)	5,624,890	1.00	6,678,738	1.00	(1,503,848)
Total Net Assets	$12,387,392	$19,066,130	1.00	6,678,738	1.00	$12,387,392

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

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012 are not comparable. The statements of operations and cash flows for the three months ended March 31, 2013 reflect less than $0.1 million of additive income items from the Quasi-Reorganization and the statements of operations and cash flows for the three months ended March 31, 2012 are prepared on the Company’s historical basis of accounting. As such, the 2013 condensed consolidated financial statements are labeled “Quasi-Reorganization,” except the balance sheets which are both on the Quasi-Reorganization basis of accounting; however, the 2012 condensed consolidated financial statements are not labeled “Quasi-Reorganization.”

3. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2013.

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material variable interest entities in which the Company is the primary beneficiary. All intercompany accounts have been eliminated in consolidation.  The condensed consolidated financial statements of the Company for the quarter ended March 31, 2013 as well as the condensed consolidated balance sheet as of December 31, 2012, reflect quasi-reorganization accounting. See Note 2 to our condensed consolidated financial statements.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2013 presentation, including the retroactive reclassification of 2012 results of TCNMI’s operations ($0.6 million loss) to discontinued operations presentation in the condensed consolidated statement of operations as described above.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the condensed consolidated financial statements relate to revenues under long-term contracts, the reduction of the valuation allowance against deferred tax assets and the estimates and assumptions used in the valuations obtained in connection with the quasi-reorganization that are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition— We offer our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue related to the 2012 operations of TransRadio and TCNMI is included in the loss from discontinued operations. Revenue recognition for each of non-corporate segments is described by segment below.

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

Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. As of March 31, 2013 and 2012, the Company had no significant receivables related to contract claims.

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

Deferred Taxes - Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. We review the need for a valuation allowance and the adequacy thereof at least quarterly. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements tax benefits realized in periods after the quasi-reorganization that were not recognized at the date of the quasi-reorganization will be recorded directly to equity.

4. Recently Adopted Accounting Pronouncements

In March 2013, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.3 million related to TransRadio during the first quarter of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2012.

In February 2013, the FASB issued an ASU that requires an entity to report items reclassified out of accumulated other comprehensive income to enable users to understand the impact of such reclassifications on income or to a balance sheet account. The Company has complied with this reporting requirement. In connection with the quasi-reorganization implemented as of September 30, 2012, the Company has reclassified $0.1 million from accumulated other comprehensive income to additional paid in capital in accordance with accounting guidance for “fresh start” accounting. In addition, the Company disclosed the $0.3 million release of foreign currency translation into income in connection with the sale of TransRadio as mentioned above. This guidance does not have a material impact on our financial statements or disclosures.

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. generally accepted accounting principles (GAAP)  previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company has complied with the requirements of this update during 2013 and 2012.  The update however,  is not effective until fiscal years, and interim periods within those years, beginning after December 15, 2013 The update is not expected to have a material impact on our financial statements or disclosures.

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

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this guidance as of January 1, 2012. The Company currently has no goodwill recorded on its balance sheet. Therefore, this update does not impact our financial statements or disclosures.

5. Recently Issued Accounting Pronouncements

In April 2013, the FASB issued an ASU that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU should be adopted prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This ASU is not currently applicable to Pernix Group, Inc., therefore, we do not expect adoption to have a material impact on our financial statements or disclosures.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at March 31, 2013 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the periods ended March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
Beginning balance	$67,901,575	$70,996,164
New construction contracts / amendments to contracts	15,446,506	59,464,978
Less: construction contracts revenue earned	16,090,401	35,497,931
Ending balance	$67,257,680	$94,963,211

Management anticipates that approximately $58.6 million of the $67.3 million backlog as of March 31, 2013, will be recognized as revenue during 2013 and the remaining $8.7 million after 2013. The table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The Company received a notice of scope reduction on the Shield task order (n.k.a. Baghdad Police Academy Annex) during 2012 and approximately $1.2 million remains in the backlog as of both March 31, 2013 and December 31, 2012, respectively. The remaining balance as of March 31, 2013 is related to estimated close out and project management work through August 2013 when the warranty period expires. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the scope reduction notice on the Shield project.

7. Discontinued Operations

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company and an unrelated third party. The sale price was consistent with the fair market value at $1,000 settled in cash on the closing date coupled with buyer assumption of all liabilities. For the three month periods from January 1 through March 31, 2013 and 2012, the loss from the TCNMI discontinued operations was $0 and $0.2 million, respectively.  Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power operations/power construction that are expected to provide a higher return on investment and higher growth potential.

In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 at an amount determined to be the fair value of TransRadio and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp., a related party for which the Company is unable to determine the extent of common control.

Following is a summary of loss from the operations and sale of TransRadio and TCNMI for the three-month period ended March 31, 2012 (in millions).There were no such losses in the comparable 2013 period.

	March 31, 2012
Loss from operations and sale of TransRadio and TCNMI for the three months ended March 31, 2012 (in millions)	TransRadio	TCNMI
Revenues	$1.0	$0.4
Cost of Goods Sold	0.6	0.3
Operating expense and other	1.1	0.3
Operating loss before income tax expense (benefit) of ($0.8) for TransRadio and $0.1 for TCNMI, respectively	(0.7)	(0.2)
Income tax (expense) benefit on discontinued operations and sale	—	(0.1)
Gain (loss) on sale of TransRadio discontinued operations	(1.2)	N/A
Loss on discontinued operations recorded in income, net	$(1.9)	$(0.3)

8. Short-term and long-term borrowings

As of March 31, 2013 and December 31, 2012, the Company has $2.3 million and $2.3 million of outstanding debt under agreements with Bent Marketing, a related party. In addition, the Company has $0.5 million outstanding debt under an agreement with Baron Real Estate Holdings, Ltd., a related party. The interest rate on the borrowings is 5% and 4% per annum for Bent Marketing and Baron Real Estate Holdings, Ltd., respectively. As a result of the quasi-reorganization, the carrying values of related party debt with Bent Marketing were increased by $0.1 million for short term related party debt and by $0.1 million for the long-term related party debt. The interest expense during the three months ended March 31, 2013 and 2012 amounted to approximately $27,740 and $26,687 respectively, after the impact of the quasi-reorganization amortization adjustment that affects the 2013 amounts. See Note 2 to the condensed consolidated financial statements.

Pernix Group, Inc. debt agreements

Included in the debt outstanding with Bent Marketing as of March 31, 2013 and December 31, 2012 is a $1.0 million short-term debt agreement that was entered into during May 2011.  The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2013. Also included in short term debt as of March 31, 2013 is $0.5 million outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013. Included in the outstanding long-term debt as of March 31, 2013 and December 31,2012 is a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014.

On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May 2012 along with accrued interest.

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

TransRadio debt agreements

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans at their original interest rate of 5% per annum. As of December 31, 2011, the outstanding amounts under these arrangements were $389,000 and $559,000 payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc. The loans remained outstanding as of the date when the Company sold TransRadio and these amounts were no longer reported in the Company’s condensed consolidated financial statements.

TFL debt agreements

In December 2011, TFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) for $1 million FJD ($0.6 million USD as of March 31, 2013 and December 31, 2012), and secured by all real and personal property of TFL. A $5,000 FJD ($3,000 USD as of December 31, 2011) fee was paid to establish the facility and a commitment fee of 1% per annum is charged where the loan facility is not fully drawn within 3 months of acceptance of the loan offer. The fee is calculated on the undrawn loan balance and is charged and debited 3 months from the date of acceptance and monthly thereafter until the loan is fully drawn. The interest rate applicable to the facility is the Bank’s published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum). As of March 31, 2013 and December 31, 2012, no amounts have been drawn on the line of credit. The line was established for working capital purposes in connection with the effort to clear inter-company account balances.

9. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of March 31, 2013 and December 31, 2012 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	March 31, 2013	March 31, 2012
Cost incurred on uncompleted contracts	$162,378,984	$86,914,160
Estimated earnings	15,918,962	6,224,555
Total cost and estimated earnings on uncompleted contracts	178,297,946	93,138,715
Less: Billings to date	187,838,056	98,199,467
Net	$(9,540,110)	$(5,060,752)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$(93,654)	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	9,633,764	5,060,752
	$9,540,110	$5,060,752

10. Equity

Preferred Stock—

The Company has 500,000 shares of authorized Preferred Stock. 100,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of March 31, 2013 and December 31, 2012, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the first quarter of 2013 and for the year ended December 31, 2012, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A., BVI., and Halbarad Group, Ltd., BVI. As of March 31, 2013 and December 31, 2012, 170,000 shares of the Series B Preferred Stock were issued and outstanding and would have converted into 11,334 shares of common stock, respectively, if converted. As of March 31, 2013 and December 31, 2012, preferred share dividends of $144,510 and $130,887, respectively, were accrued. The dividends for the quarters ended March 31, 2013 and 2012 were $13,623 and $31,456, respectively. No dividends were paid during the quarters ended March 31, 2013 and 2012.

Common Stock—As of March 31, 2013 and December 31, 2012, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first three months of 2013 and 2012, Pernix Group issued no common shares.

11. Computation of Net Loss Per Share

Basic and diluted net earnings / (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of 11,334 and 25,950 common shares from the conversion of preferred stock is excluded from the diluted earnings per share calculation for the quarters ended March 31, 2013 and 2012, respectively, because to assume conversion would be antidilutive. There were 152,500 stock options awarded during the first quarter of 2012 and 426,000 stock options awarded during the first quarter of 2013. Of these options, only 30,500 are vested as of March 31, 2013 and no such options were yet vested as of March 31, 2012. None of these options are included in the calculation of basic earnings per share for the quarters ended March 31, 2013 or 2012 either because they were not yet vested or because to do so would be antidilutive using the treasury stock method. These options are not participating. See Note 12 in the notes to our condensed consolidated financial statements.

In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the Condensed Consolidated Statement of Operations the basic loss per share from discontinued operations for the quarter ended March 31, 2012. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations as the inclusion would be anti-dilutive. There were no such losses during 2013.

12. Stock-based compensation plans

2013 Long Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. The purpose of the LTIP is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of Awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. This plan will expire in December 2022. 785,000 shares have been allocated in total to cover any and all award types under the LTIP. There were no awards outstanding under this plan as of December 31, 2012. On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors. These options remain outstanding and are not vested as of March 31, 2013.

Employee Incentive Stock Option Plan (ISOP) - The Company has an Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares have been reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date. 175,000 options to buy shares yet to be registered were awarded on January 26, 2012 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 5 years. 347,500 options to buy shares yet to be registered were awarded on February 8, 2013 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 3 years. This plan will expire in December 2021.

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the quarters ended March 31, 2013 or 2012.

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. The options vest ratably and annually on the anniversary of the grant date over the vesting period which ranges from 3 to 5 years. The option valuation was using Black Scholes option pricing model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted.

The following summarizes stock option activity for the quarters ended March 31:

	2013		2012
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	152,500	$2.09	—	$—
Granted	347,500	2.09	175,000	2.09
Exercise	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at March 31	500,000	—	175,000	2.09
Options exercisable, at March 31	30,500	$—	—	$2.09

	2013		2012
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$—	N/A	$	N/A
Granted	78,500	2.09	N/A		N/A
Exercise	—	N/A	N/A		N/A
Forfeited / expired	—	N/A	N/A		N/A
Options outstanding, at March 31	78,500	—	N/A		N/A
Options exercisable, at March 31	—	$—	N/A	$	N/A

The following table summarizes information about stock options outstanding at March 31, 2013:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
ISOP	500,000	8.7	$2.09	$—

LTIP	78,500	9.7	$2.09	$—

No such options were exercisable as of December 31, 2012.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2013 was $1.00 per option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2013	March 31, 2012

Risk-free interest rate	1.1%	1.2%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Expected life in years	6.0	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plans are relatively new and no significant history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of March 31, 2013. As history is developed, the forfeiture rate will be adjusted to reflect it.

Total share-based compensation expense for the quarters ended March 31, 2013 and 2012 was not material. As of March 31, 2013 and December 31, 2012, there was $0.5 million and $0.2 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 3.5 years, equivalent to the vesting period.

The Company received no cash during the quarters ended March 31, 2013 and 2012, respectively, related to stock awards exercised as no options were exercised during the periods. No options were forfeited or cancelled during the quarters ended March 31, 2013 and 2012. On May 4, 2012, 22,500 options were forfeited and will reduce the remaining unamortized compensation expense by $23,400 over the 2012 through 2016 timeframe.

13. Commitments and Contingencies

In 1999, Telesource CNMI was awarded a contract to build 45 housing units for the Northern Marina Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation filed a lawsuit against Telesource CNMI and two other parties that involved allegations of various construction, design and other defects. Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also filed counter- and cross-claims. During the first quarter of 2012, the Company recorded an increase of $0.2 million of expense accruals for additional legal fees related to the Koblerville case and reflected in the loss from discontinued operations. This additional accrual increased the total accrual to $1.1 million including $0.8 million offered to settle the litigation. On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of all liabilities, to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI. Management believes the sale has curtailed the potential Koblerville case liability exposure to Pernix Group, Inc.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approximately $706,875 USD as of March 31, 2013) if found to be negligent or 750,000 FJD (or approximately $424,125 USD as of March 31, 2013) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $110,000 USD) as of March 31, 2013.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by TFL. TFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. TFL has not been found to be negligent in connection with this incident. Therefore, under the policy, TFL had a deductible in the amount of 750,000 Fijian Dollars (FJD) related to the property damage and a deductible related to the business interruption coverage of 250,000 FJD, for a total of approximately $550,000 USD, all of which was accrued in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $300,237 FJD ($168,463 USD) were accrued as of December 31, 2011. In May 2012, TFL paid a total deductible of FJD 950,000, approx. $537,700 USD, related to the August 2011 engine failure and related business interruption in accordance with its agreement with the Fiji Electric Authority. The final deductible settlement and ancillary costs totaled approximately $0.1 million less than what had been accrued in 2011 and that $0.1 million adjustment to the estimate was recorded as a reduction in operating expenses in the second quarter of 2012.

The total business interruption claim was $0.6 million and $0.4 has been collected and an additional $0.2 million accepted in writing by the insurer and were recorded as income. The receipt of the remaining proceeds is expected during the second quarter of 2013. TFL performed certain restoration work in relation to the G8 engine that generated revenue of $342,304 FJD (approximately $191,690 USD during 2012). The costs of the services TFL incurred in relation to the restoration work were not significant. The G8 engine was re-commissioned on March 19, 2012 and is fully operational.

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

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at March 31, 2013, are:

Year	Total Lease Payments
2013	$202,010
2014	165,105
2015	142,977
2016	5,787
2017	—
Thereafter	—
Total	$515,879

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.1 million for each of the three month periods ended March 31, 2013 and 2012.

Minimum lease commitments as presented in the table above have not been reduced for approximately $0.2 million future minimum third party tenant rentals related to in our recently acquired Lombard office building.

Lease commitments have been reduced from $1.1 million since January 1, 2012 to $0.5 million as of March 31, 2013 reflecting the purchase of its corporate headquarters building that was previously leased as well as the sale of TransRadio. On March 4, 2013, the Company purchased the corporate headquarters located at 151 E. 22nd Street in Lombard, Illinois, thereby reducing Pernix Group, Inc. minimum lease commitments. The lease expense related to the corporate headquarters building was $0.1 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. On March 28, 2012, the Company sold its interest in TransRadio, thereby reducing minimum lease commitments by $0.6 million compared to $1.7 million as of December 31, 2011. TransRadio’s expense for the three months ended March 31, 2013 and 2012 was $0 and $149,208, respectively, and was included in the loss from discontinued operations in the condensed consolidated statements of operations.

During the fourth quarter of 2011, the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year. The total rent expense accrued during the three months periods ended March 31, 2013 and 2012 under this lease was $33,737 and $32,243, respectively.

14. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

We enter into various arrangements not recognized in our condensed consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are noncancelable operating leases. See Note 13 in the notes to our condensed consolidated financial statements.

15. Fair Value Disclosures

As of March 31, 2013 and December 31, 2012, the Company has $2.8 million and $2.3 million of outstanding debt under agreements with related parties. $2.3 million of the debt was entered into prior to the quasi reorganization and as such the carrying values of related party debt were increased to reflect fair value and these increases were from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. Also included in short term debt as of March 31, 2013 is $0.5 of new debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.  As of March 31, 2013 and December 31, 2012, the fair value of all of these financial instruments approximates the carrying value because the remaining term of the new agreement is only twelve months and the amount outstanding is only $0.5 million as of March 31, 2013. See Note 8 in the notes to our condensed consolidated financial statements.

From time to time, the Company holds financial instruments, receivables related to sales-type leases, and foreign currency contracts. As of March 31, 2013 and December 31, 2012, the Company did not hold such financial instruments.

16. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as intangible and other long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of these assets, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During the first quarter of 2012, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $0.5. The company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis as of March 31, 2013 or December 31, 2012.

17. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at March 31, 2013 and December 31, 2012. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with 1,750 employees and over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital. The Company accrued $20,102 and $19,879 of interest payable to SHBC for unreturned capital during the three month periods ending March 31, 2013 and 2012, respectively.

Until March 2013, the Company rented its corporate headquarters office space located at 151 E. 22nd Street, in Lombard, Illinois, from Baron Real Estate Holdings, a related party under common control, under a five year operating lease that commenced May 1, 2011 and was due to expire on April 30, 2016. The lease called for a base rental payment of $7,015 per month in the first year with a free month of rent and a 3.0% escalation in the monthly rate in each of the four subsequent years resulting in average monthly rent expense of approximately $7,330 per month.

In December, 2012 the Company amended this lease agreement for the corporate headquarters to accommodate its growing business. The lease amendment increased the leased space from 6,475 square feet to 11,177 square feet. The amended monthly rent was $12,735, increased from $7,330 per month on average. The amendment went into effect on January 1, 2013. In the first quarter of 2013, the Company purchased the building in which the Corporate headquarters are located and in connection with this purchase the lease commitment of $12,735 per month was terminated and no longer represents a commitment as of March 31, 2013.

The Company now leases office space to Computhink (a related party) under a 5 year operating lease for $5,215 average rent per month. Rental income from Computhink amounted to $5,054 and $0 for the quarters ended March 31, 2013 and 2012, respectively and is based on market rental rates for similar office space in the vicinity.

Computhink charged the Company $6,568 and $30,953 during the quarters ended March 31, 2013 and 2012, respectively, for computer hardware and software services.

Total related party accounts receivable and payables, net are summarized as follows:

	March 31, 2013	December 31, 2012
Accounts receivable from Computhink	$23,537	$12,218
Accounts receivable from Baron R.E.	—	10,823
Accounts payable to SHBC	(10,012)	—
Accounts payable to Baron R.E.	—	(11,667)
Total	$13,525	$11,374

18. Bank Deposits in Excess of FDIC Limits

The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. During 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, accounts that are non-interest bearing were insured up to the full amount on deposit until January 1, 2013, when the unlimited insurance provision expired and the amount of insurance is once again reduced to $250,000 per institution. As of March 31, 2013 and December 31, 2012, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $16.4 million and $0.4 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance, and as of March 31, 2013 and December 31, 2012, the amount of bank deposits in these financial institutions was $0.9 million and $0.7 million, respectively.

19. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. The Company sold its interest in TransRadio which constituted the RF Transmitter Design, Installation and Service segment on March 28, 2012 and the financial results associated with that discontinued segment are presented in the condensed consolidated statements of operations as discontinued operations. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$16,090,401	$1,112,328	$8,376	$17,211,105
Interest expense	—	(2,016)	—	(2,016)
Interest expense - related party	(20,102)	—	(9,529)	(29,631)
Interest income	—	99	1,666	1,765
Depreciation and amortization	8,994	2,663	2,452	14,109
Income tax benefit / (expense), continuing operations	(64,196)	12,293	(27,350)	(79,253)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	23,816	332,771	(873,151)	(516,564)
Total capital expenditures	43,895	3,469	1,135,245	1,182,609
Total assets from continuing operations	26,668,383	3,853,192	4,253,843	34,775,418

Three Months Ended March 31, 2012

	General Construction	Power Generation Services	Corporate	Total
Revenue	$35,507,552	$1,087,763	$—	$36,595,315
Interest expense	—	(11,583)	—	(11,583)
Interest expense- related party	(19,879)	—	(21,361)	(41,240)
Interest income	—	38	964	1,002
Depreciation and amortization	963	93,010	6,019	99,992
Income tax benefit / (expense) continuing operations	201,887	(32,307)	786,265	955,845
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	858,631	300,758	(57,060)	1,102,329
Total capital expenditures	—	96,242	52,545	148,787
Total assets from continuing operations	31,207,226	4,032,953	2,481,326	37,721,505

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Mar 31, 2013	Mar 31, 2012	Mar 31, 2013	Dec 31, 2012
United States	$16,098,777	$35,507,551	$1,130,481	$5,436
Fiji	750,145	692,309	5,635	2,389
Vanuatu	362,183	395,455	14,055	16,513
Other	—	—	42,973	—
Total Revenue and net fixed assets from continuing operations	$17,211,105	$36,595,315	$1,193,144	$24,338

Major Customer

A major customer of the General Construction segment is OBO which awarded to PS JV two task orders under the IDIQ contract for design and construction services to build Containerized Housing Units (CHU) in Baghdad, Iraq and awarded to Pernix Group, Inc. the Niamey, Niger embassy rehabilitation contract. The two task orders and related change orders under this IDIQ and the embassy project provided combined revenue of $16.1 million and $35.5 million during the quarters ended March 31, 2013 and 2012, respectively. This revenue accounted for 93.5% and 97% of total revenue from continuing operations for the periods. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on Shield (the first task order under the IDIQ). The second task order (Sather) is 60.8% complete as of March 31, 2013. In January 2013, the OBO exercised Option Year 2 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2014.

20. Income taxes

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of March 31, 2013 and December 31, 2012, the Company maintained a valuation allowance amounting to $23.5 million and $23.3 million, respectively, excluding the valuation allowances as of the implementation date of the quasi-reorganization. The valuation allowance is primarily related to the loss on the sale of TCNMI that we believe, on a more-likely-than-not basis, will not be realizable based on current forecasted results. However, it is reasonably possible within the next twelve months that the Company may release a portion of its existing valuation allowance based on the results of business strategies that would indicate deferred tax assets more likely than not will be realized.

The $0.1 million income tax expense for the first quarter of 2013 reflects a current benefit of $0.1 million arising from the first quarter taxable loss that was more than offset by the deferred tax expense of $0.2 million that reflects a slight decrease in the effective tax rate. The $1.0 million tax benefit for the first quarter 2012 includes $0.8 million of federal deferred tax benefit recorded primarily in connection with the reduction in the valuation allowance. There were no interest expenses or penalties for the quarter. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. tax returns are the 2009 through 2012 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

22. Subsequent Events

During the month of April 2013, the Company received change orders and modifications totaling approximately $1.0 million on the Sather and Niger projects.

During early May of 2013 93,000 unvested and unexercised options that were originally granted in early 2012 and early 2013 were forfeited upon resignation of an employee. The related reduction on future compensation expense is expected to be approximately $0.1 million over the next 4 years encompassing the original vesting periods.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2012 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

The financial information discussed in the MD&A includes amounts that may be derived from utilizing certain accounting estimates and assumptions. The following highlights accounting estimates and assumptions which the Company considers to be critical to the preparation of our financial statements because they inherently involve significant judgments and uncertainties. The Company cautions that these estimates are developed based upon available information at the time that the estimate was developed. However, future events rarely develop exactly forecast, and the best estimates routinely require adjustment as more current information becomes known.

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project. Our current projects are design/build contracts with a fixed contract price. These contracts are with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulation. Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended March 31, 2013 and 2012 as the “first quarter of 2013” and the “first quarter of 2012”, respectively.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

Total revenues decreased $19.4 million to $17.2 million for the quarter ended March 31, 2013 compared to $36.6 million for the prior year’s quarter. This decrease is primarily attributable to the $30.4 million decrease in construction revenue reflecting the reduction related to the 2012 substantial completion of the Baghdad Police Academy Annex (“Shield”) project that more than offset a $9.4 million increase in revenue on the contract awarded in January 2012 (“Sather) and a $1.8 million increase on the Niger rehabilitation contract. Sather revenue increased as completion advanced even in light of a temporary first quarter 2013 delay in progress due to customer driven site logistics. The Company does anticipate the Sather project progress to resume at a normal pace during the second quarter of 2013. Power revenues were relatively stable for the quarter ended March 31, 2013 compared to the prior year period.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2013 relate to a contract with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as a Department of State project in Niger. The decrease as compared to 2012 is primarily attributed to the substantial completion of the Shield Project, which was one of the two Iraq task orders to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV). This decrease was partially offset by higher revenue on the task order awarded to PS JV in January 2012 (“Sather”), even though it construction activity at Sather was delayed in the first quarter of 2013 due to an on-site logistics matter that was beyond the control and scope of responsibility of PS JV. Revenue for the Sather contract was $13.4 million for the quarter ended March 31, 2013. The Sather contract was awarded during the first quarter of 2012 and was 8% complete as of March 31, 2012 and is 60.8% complete as of March 31, 2013.  In addition, 24% and 4% of the Niamey, Niger embassy rehabilitation project was completed as of the end of the first quarter of 2013 and 2012, respectively. $2.3 million and $0.6 million of construction revenues were recorded on this contract in the first quarters of 2013 and 2012, respectively. The Niger contract is expected to be completed in late 2014 with steady progression throughout 2013 and 2014. Construction revenue also reflects the $0.3 million decline in revenue on the U.S. Embassy project in Fiji that was complete by the end of the first quarter of 2012.

Service Fees — Power Generation Plant. Service fees — power generation plant were relatively stable at $1.1 million for the three months ended March 31, 2013 and March 31, 2012.

Costs and Expenses

General Construction Costs — ( including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $19.3 million to $14.5 million for the first quarter of 2013 compared to the comparable quarter of 2012, primarily reflecting the costs in light of the aforementioned activity changes on the Iraq CHU IDIQ Task Order Program awards and related modifications. This decrease is slightly offset by an increase in costs associated with the embassy rehabilitation project in Niger.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased $0.6 million to $0.5 million for the first quarter of 2012 from $1.1 million for the comparable prior year quarter, primarily reflecting the increase in planned maintenance expense resulting from the first quarter 2012 completion of the 60,000 hour planned maintenance carried out on the G8 engine at Kinoya, Fiji. The G8 engine was re-commissioned on March 19, 2012 has been fully operational since that date. Maintenance cost was less than $0.1 million for the comparable current year quarter.

Gross Profit

Gross profit increased by $0.5 million to $2.2 million for the three months ended March 31, 2013 as compared to $1.7 million in the comparable 2012 quarter, due primarily to improved results in the power generation segment. The increase in the power generation segment reflects relatively stable revenues coupled with lower maintenance costs. Several unusual events contributed to the higher 2013 power gross profit as the 2012 time and costs associated with repairing and bringing the G8 engine in Fiji back on line were not present in 2013. The negative impact of the G8 engine outage on gross profit in the first quarter of 2012 was more than offset by the recording of business interruption insurance proceeds and engine rebuild revenues totaling $0.7 million and presented in 2012 Other Income as discussed below. The Construction segment gross profit decreased $0.2 million as lower revenues were primarily offset by lower costs.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.3 million quarter over quarter reflecting the higher expenses associated with hiring a VP of Power as well as Construction estimators and support staff to facilitate the Company’s new business generation initiatives. This rate of increase is not expected to continue as the Power segment is staffed as planned at this time and some Construction segment attrition has occurred early in the second quarter of 2013.

General and Administrative Expenses. General and administrative expenses increased $0.1 million in the first quarter of 2013 to approximately $0.8 million for the first quarter of 2012 primarily due to the increase in recruiting fees related to the aforementioned new employees.

Other Income (Expense)

Other income (expense) decreased by $0.7 million during the first three months of 2013 compared to the comparable period ended March 31, 2012, reflecting business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was no such income during the first quarter of 2013.

Pretax Income

Consolidated pretax income decreased $0.6 million for the quarter ended March 31, 2013 compared to a pretax income of approximately $0.9 million for the prior year period, due to lower income from construction activities under the IDIQ containerized housing program coupled with higher operating costs. The power segment income was relatively stable.

Loss from Discontinued Operations

RF Transmitter Design, Installation and Service — During the first quarter of 2012, revenues related to TransRadio contracts totaled $1.0 million and are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations as the business was sold on March 28, 2012. These revenues relate to the TransRadio subsidiary which was purchased in December 2009 and are generally recognized when customer approval and release are received by TransRadio. Revenues varied depending upon the size and number of contracts completed and accepted during a period. No individually significant large contracts were completed in the first quarter of 2012.   The related costs associated with TransRadio were $0.6 million for the first quarter of 2012. These costs are included in the “loss from discontinued operations, net” in our condensed consolidated statement of operations for the quarter ended March 31, 2012. There are no operations for TransRadio in the 2013 condensed consolidated statement of operations.

Telesource CNMI (TCNMI)- During the first quarter of 2012, revenues and costs of power generation related to TCNMI were $0.4 million and $0.3 million respectively. Operating expenses were $0.3 million resulting in a loss of $0.2 million for such quarter. These results are presented within “loss from discontinued operations, net” in our condensed consolidated statement of operations. There are no operations for TCNMI in the 2013 condensed consolidated statement of operations.

Consolidated Net Income / (Loss)

Consolidated net income (loss) was $0.2 million and ($0.3) million for the three months ended March 31, 2013 and 2012, respectively. The loss per share from discontinued operations was ($0.12) per share for the quarter ended March 31, 2012; there was no activity from discontinued operations in the current year quarter. The consolidated net income (loss) after non-controlling interest was ($0.5) million and ($1.0) million for the quarters ended March 31, 2013 and 2012, respectively, reflecting relatively stable net income from the PS JV that resulted in higher income attributable to non-controlling interests in the first quarter of 2013 compared to the comparable prior year quarter.

Liquidity and Capital Resources

	March 31, 2013	March 31, 2012
Cash and cash equivalents	$18,150,818	$7,608,687

	Quarter Ending March 31, 2013	Quarter Ending March 31, 2012
Cash provided by operating activities	$330,332	$1,563,245
Cash (used in) provided by investing activities	(677,608)	1,051,293
Cash provided by (used in) financing activities	(2,902,102)	1,652,885
Effect of exchange rates on cash	(6,702)	407,370
Increase (decrease) in cash and cash equivalents	$(3,256,080)	$4,674,793

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment and TCNMI in 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow.

During the first quarter of 2013, the $3.3 million decrease in our cash position largely reflects first quarter 2013 distribution of 2012 profits attributable to Serka, our PS JV partner, amounting to $2.9 million. In addition, the company paid $0.6 million for half of the cost of the corporate office building in Lombard coupled with closing costs during the first quarter of 2013. These decreases were partially offset by cash from operations and financing totaling $0.2 million.

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

As of March 31, 2013, the Company’s total assets exceeded total liabilities by $13.3 million. This was a $2.7 million decrease from December 31, 2012, due primarily to the aforementioned distribution of 2012 earnings to PS JV partner Serka. As of March 31, 2013, the Company had total stockholders’ equity of $13.3 million, a $2.7 million reduction from December 31, 2012, primarily reflecting the distribution to the PS JV minority partner of a portion of  PS JV prior earnings coupled with the first quarter 2013 net loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: May 15, 2013	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Greg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Nidal Z. Zayed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pernix Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the first (1st) fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 15, 2013	/s/ Nidal Zayed
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg Pollack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pernix Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the first (1st) fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 15, 2013	/s/ Gregg Pollack
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2004

I, Nidal Z. Zayed, President and Chief Executive Officer, in connection with the Report on 10-Q of Pernix Group, Inc. for the quarter ended March 31, 2013, (the “Report”) hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004, that to my knowledge:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Pernix Group, Inc.

/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer
Dated: May 15, 2013

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2004

I, Gregg Pollack, Chief Financial Officer, in connection with the Report on 10-Q of Pernix Group, Inc. for the quarter ended March 31, 2013, (the “Report”) hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2004, that to my knowledge:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Pernix Group, Inc.

/s/ Gregg Pollack
Gregg Pollack
Chief Financial Officer
Dated: May 15, 2013