Form 10-Q
period 2013-06-30
Pernix Group, Inc.
filed 2013-08-14
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated file," and "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 14, 2013, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2013 (unaudited) and December 31, 2012

Assets	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$19,771,608	$21,406,898
Accounts receivable	12,349,367	7,889,147
Retainage receivables	200,000	200,000
Accounts receivable - related party	35,317	23,041
Other receivables	256,675	433,231
Inventories	1,731,645	1,822,945
Cost and estimated earnings in excess of billings	57,334	—
Deferred tax asset	1,242,589	1,033,098
Prepaid expenses and other current assets	608,759	725,873
Total current assets	36,253,294	33,534,233
Plant and equipment, (net of accumulated depreciation of $27,221 and $3,816 as of June 30, 2013 and December 31, 2012, respectively)	1,210,914	24,339
Deferred tax asset, (net of valuation allowance of $23,364,668 and $23,277,969 as of June 30, 2013 and December 31, 2012, respectively)	3,603,903	3,850,837
Other assets	91,816	90,960
Intangible assets, net:
Construction and Power contracts	189,535	221,136
Total assets	$41,349,462	$37,721,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,123,396	$841,066
Accounts payable – related party	10,294	11,667
Other payables	250,986	203,884
Accrued expenses	7,931,533	8,701,619
Short term debt	17,432	18,905
Short term debt - related party	1,421,501	1,060,284
Interest payable - related party	487,918	447,491
Billings in excess of costs and estimated earnings	9,514,768	8,917,382
Deferred revenue	135,975	-
Dividend payable	158,286	130,887
Total current liabilities	25,052,089	20,333,185
Long-term debt - related party	1,288,791	1,328,049
Long-term debt	13,155	21,857
Total liabilities	26,354,035	21,683,091
Commitments and contingencies	—	—
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries stockholders' equity
Convertible senior preferred stock, $0.01 par value. Authorized 500,000 shares $170,000 involuntary liquidation preference, 170,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at June 30, 2013 and December 31, 2012	94,037	94,037
Additional paid-in capital	9,205,730	9,148,757
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Retained earnings - since September 30, 2012	1,098,656	938,810
Accumulated other comprehensive (loss) / income - since September 30, 2012	(181,454)	12,183
Total Pernix Group, Inc. and Subsidiaries stockholders' equity	10,218,669	10,195,487
Non-controlling interest	4,776,758	5,842,927
Total stockholders' equity	14,995,427	16,038,414
Total liabilities and stockholders' equity	$41,349,462	$37,721,505

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Six Months Ended June 30, 2013 and 2012
	Quasi Reorganization
	June 30, 2013	June 30, 2012
Revenues:
Construction revenues	$32,178,712	$58,237,652
Service fees – power generation plant	2,689,235	2,268,333
Rent Income	37,422	—
Other revenue	15,384	9,620
Gross revenues	34,920,753	60,515,605
Costs and expenses:
Construction costs	28,181,619	54,000,353
Operation and maintenance costs - power generation plant	897,316	1,548,414
Cost of revenues	29,078,935	55,548,767
Gross profit	5,841,818	4,966,838
Operating expenses:
Salaries and employee benefits	2,102,032	1,549,058
Profesional fees	411,551	420,688
Travel and entertainment	296,427	327,106
Recruiting fees	187,401	28,657
Occupancy - related party	34,568	52,445
General and administrative	600,877	395,150
Total operating expenses	3,632,856	2,773,104
Operating income	2,208,962	2,193,734

Other income (expense):
Interest (expense), net	(428)	(11,756)
Interest (expense) - related party	(62,559)	(89,293)
Foreign currency exchange gain (loss)	3,222	(18,403)
Other income, net	27,549	761,682
Total other income / (expense)	(32,216)	642,230
Consolidated income from continuing operations before income taxes	2,176,746	2,835,964
Income tax (expense) benefit	(157,706)	1,021,534
Consolidated net income from continuing operations	2,019,040	3,857,498

(Loss) from discontinued operations, net of income taxes TransRadio Transmitter	-	(1,903,790)
(Loss) from discontinued operations, net of income taxes TCNMI Power Generation	-	(1,778,526)
Loss from discontinued operations	—	(3,682,316)
Consolidated net income	2,019,040	175,182

Less: Net income attributable to non-controlling interest	1,831,795	1,860,180
Consolidated net income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	187,245	(1,684,998)
Less: Preferred stock dividends	27,398	45,583
Consolidated net income / (loss) attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$159,847	$(1,730,581)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$0.02	$0.21
Diluted net income per share from continuing operations	$0.02	$0.21
Basic net income / (loss) per share	$0.02	$(0.18)
Diluted net income / (loss) per share	$0.02	$(0.18)
Basic and diluted net (loss) per share from discontinued operations	$—	$(0.39)
Weighted average shares outstanding - basic	9,403,697	9,403,697
Weighted average shares outstanding - diluted	9,403.697	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended June 30, 2013 and 2012

	Quasi Reorganization
	June 30, 2013	June 30, 2012
Revenues:
Construction revenues	$16,088,311	$22,739,721
Service fees – power generation plant	1,576,906	1,180,570
Rent Income	29,047	—
Other revenue	15,384	—
Gross revenues	17,709,648	23,920,291
Costs and expenses:
Construction costs	13,669,442	20,231,661
Operation and maintenance costs - power generation plant	383,968	406,160
Cost of revenues	14,053,410	20,637,821
Gross profit	3,656,238	3,282,470
Operating expenses:
Salaries and employee benefits	998,238	754,033
Profesional fees	204,710	189,490
Travel and entertainment	165,047	214,249
Recruiting fees	54,083	17,194
Occupancy - related party	3,614	26,038
General and administrative	321,007	137,411
Total operating expenses	1,746,699	1,338,415
Operating income	1,909,539	1,944,055

Other income (expense):
Interest (expense), net	(176)	(1,174)
Interest (expense) - related party	(32,928)	(48,053)
Foreign currency exchange gain (loss)	2,085	75,631
Other income, net	8,705	1,669
Total other income / (expense)	(22,314)	28,073
Consolidated income from continuing operations before income taxes	1,887,225	1,972,128
Income tax (expense) benefit	(78,453)	65,690
Consolidated net income from continuing operations	1,808,772	2,037,818

(Loss) from discontinued operations, net of income taxes TCNMI Power Generation	-	(1,531,794)
Loss from discontinued operations	—	(1,531,794)
Consolidated net income	1,808,772	506,024

Less: Net income attributable to non-controlling interest	1,118,589	1,174,284
Consolidated net income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	690,183	(668,260)

Less: Preferred stock dividends	13,775	14,127
Consolidated net income / (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$676,408	$(682,387)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$0.07	$0.09
Diluted net income per share from continuing operations	$0.07	$0.09
Basic net income / (loss) per share	$0.07	$(0.07)
Diluted net income / (loss) per share	$0.07	$(0.07)
Basic and diluted net (loss) per share from discontinued operations	$—	$(0.16)
Weighted average shares outstanding - basic	9,403,697	9,403,697
Weighted average shares outstanding - diluted	9,403,697	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited)
Six Months Ended June 30, 2013 and 2012
	Quasi Reorganization
	2013	2012

Consolidated net income	$2,019,040	$175,182
Other comprehensive (loss) / income:
Foreign currency translation adjustment	(193,637)	370,311

Total comprehensive income	1,825,403	545,493
Income attributable to non-controlling interests	1,831,795	1,860,180
Foreign currency translation attributable to non-controlling interests	—	63,422
Comprehensive income attributable to non-controlling interest	1,831,795	1,923,602
Total Comprehensive (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(6,392)	$(1,378,109)

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(loss) (unaudited)
Three Months Ended June 30, 2013 and 2012
	Quasi Reorganization
	2013	2012

Consolidated net income	$1,808,772	$506,024
Other comprehensive (loss):
Foreign currency translation adjustment	(167,290)	(126,316)

Total comprehensive income	1,641,482	379,708
Net income attributable to noncontrolling interests	1,118,589	1,174,284
Foreign currency translation attributable to non-controlling interests	—	693
Total comprehensive income attributable to non-controlling interest	1,118,589	1,174,977
Total Comprehensive income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$522,893	$(795,269)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Six Months Ended June 30, 2013 and 2012

	Total	Retained Earnings	Accumulated Other Comprehensive Income / (loss)	Common Stock	Preferred Stock	Additional Paid-in Capital	Non-controlling Interest
Balance at December 31, 2012 after quasi-reorganization	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income / (loss)	$2,019,040	$187,245	$—	$—	$—	$—	$1,831,795
Foreign currency translation adjustment	(193,637)	—	(193,637)	—	—	—	—
Preferred Stock dividends	(27,399)	(27,399)	—	—	—	—	—
Additional paid in capital from:							—
Incentive Stock Option Plan	45,801	—	—	—	—	45,801	—
Long Term Incentive Plan	11,172	—	—	—	—	11,172	—
Distribution to Non-controlling Interest Holders	(2,897,964)	—	—	—	—	—	(2,897,964)
Balance at June 30, 2013 after quasi-reorganization	$14,995,427	$1,098,656	$(181,454)	$94,037	$1,700	$9,205,730	$4,776,758

	Total	Accumulated deficit	Accumulated Other Comprehensive Income / (loss)	Common Stock	Preferred Stock	Additional Paid-in Capital	Non-controlling Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Net income / (loss)	175,181	(1,684,998)	—	—	—	—	1,860,180
Foreign currency translation adjustment	370,311	—	306,889	—	—	—	63,422
Preferred Stock dividends	(45,583)	(45,583)	—	—	—	—	—
Preferred Stock repurchased	(1,096,250)	—	—	—	(2,193)	(1,094,057)	—
Additional paid in capital from:
Incentive Stock Option Plan	22,212	—	—	—	—	22,212	—
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Distribution to Non-controlling Interest Holders	(1,404,474)	—	—	—	—	—	(1,404,474)
Balance at June 30, 2012	$9,537,984	$(69,840,310)	$(231,562)	$94,037	$1,700	$76,844,750	$2,669,370

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2013 and 2012
	Quasi Reorganization
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Consolidated net income	$2,019,040	$175,182
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	125,925	95,304
Quasi Reorganization adjustments	(113,332)	—
Impact from discontinued operations	—	1,081,568
Incentive Stock Option Plan expense	56,973	22,212
Deferred income taxes	37,443	1,001,363
Changes in assets and liabilities:
Accounts and other receivable	(4,320,764)	10,090,864
Accounts receivable-related party	(12,277)	(9,803)
Inventories and work in progress	(7,304)	89,121
Prepaid expenses	47,181	2,763,773
Cost and estimated earnings in excess of billings	(57,334)	—
Accounts payable	4,290,502	(18,973,259)
Other payables	(353,081)	(493,600)
Billings in excess of cost and estimated earnings	597,385	1,709,999
Accrued others	(249,855)	240,491
Accrued purchase orders	(47,711)	8,423,818
Corporate tax	16,905	(74,903)
Deferred revenue	135,974
Net cash provided by operating activities	2,165,670	6,142,130
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,200,000
Capital expenditures	(787,346)	(187,370)
Net cash provided by (used in) investing activities	(787,346)	1,012,630
Cash flows from financing activities:
Proceeds from borrowings - related party	—	1,600,000
Payments on borrowings - related party	(45,451)	(700,000)
Proceeds from borrowings - bank vehicle loan	—	47,762
Repayment of borrowings - bank vehicle loan	(8,199)	—
Repurchase of Preferred Stock	—	(1,203,545)
Earnings distribution to and payments made on behalf of non-controlling interest	(2,897,963)	(1,404,474)
Net cash used in financing activities	(2,951,613)	(1,660,257)

Effect of exchange rate changes on cash and cash equivalents	(62,001)	336,742
Net increase (decrease) in cash and cash equivalents	(1,635,290)	5,831,245
Cash and cash equivalents at beginning of period	$21,406,898	$2,933,893
Cash and cash equivalents at end of period	$19,771,608	$8,765,138
Cash paid during the period for interest	$2,139	$12,185
Cash paid during the period for interest - related party	$69,273	$12,897
Cash paid during the period for income taxes	$71,800	$242,296
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$27,398	$45,583
Capital expenditures financed by related party seller	$505,000	$—

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of June 30, 2013, the Company employs 110 people and is 96.7% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its nine subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji, and Vanuatu, as well as in Niger, the United Arab Emirates, Iraq and in the U.S. We provide our services in construction, construction management, power and facility operations and maintenance services. The Corporate operations are a separately reported segment. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility operations and maintenance solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over fifteen years of experience providing all of our services in international territories. We believe that these attributes are the foundation of Pernix’s success.

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue the two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands Company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of all liabilities. For the period from January 1, 2012 through June 30, 2012, the loss from the TCNMI discontinued operations was $1.8 million including a $1.4 million tax expense associated with the increase of the valuation allowance on the deferred tax asset.

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

We have developed an international network of suppliers and subcontractors that are capable of delivering products and services on a global basis. Together with these strategic partners, we utilize niche capabilities and experience that cater to customer design, budget and schedule requirements. All of our construction management team members have worked on complex international projects. We have the expertise required to successfully conduct full-scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and environmentally challenging projects within time and budget parameters while meeting the exact quality and safety requirements of the project; exceeding our clients expectations at every opportunity. Pernix Group has the ability to self-perform mechanical and electrical trades when doing so brings efficiencies and value to a project and our customers.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By collaborating with subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. For example, we brought forward a team of companies that included 140 offices worldwide, over 60,000 employees, working on five continents. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the U.S. Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances, the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed to grow our business and achieve customer satisfaction.

The OBO awarded contracts in 2011 totaling $121.5 million to the Company. In 2012 and during the first six months of 2013, the OBO awarded a sole source award (Sather) and related change orders that the Company anticipates will provide the Company with revenue of approximately $118.6 million via Pernix-Serka Joint Venture (PS JV). On May 30, 2013, the OBO awarded a $6.6 million sole source award (Baku, Azerbaijan) to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku. The Azerbaijan project began during mid 2013 and completion is anticipated to occur in early to mid 2014. PS JV is a joint venture with Serka Insaat ve Ticaret, A.S. (Serka). PS JV is 52% owned by Pernix and 48% by Serka. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq, Azerbaijan and elsewhere.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The aforementioned awards in Iraq were granted within the scope of the IDIQ contract with OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.

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

In addition to the aforementioned IDIQ program / OBO awards to PS JV, in the second quarter of 2011, Pernix Group, Inc. received an award notification from the OBO for an $18.1 million project to construct a rehabilitation facility in Niger, Africa. On August 3, 2011, we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011, OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, as well as change orders bringing the total contract value for the Niger rehabilitation project to $24.7 million as of June 30, 2013. Pernix established a limited liability company in Niger in connection with this contract. In early July 2012, Pernix Group, Inc. received the Notice to Proceed (NTP) and Company representatives joined OBO representatives in Niger for a kick-off meeting that introduced the beginning of substantial construction on the project. Progress on this project began during the third quarter of 2012 and is expected to continue into the latter half of 2014.

In completing the OBO contracts awarded to date, we have strengthened our technical and management expertise, and developed relationships. We believe these attributes enable us to provide existing and future clients with a broad spectrum of services that leverage the expertise and the construction resumes of the partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects, which Pernix may or may not be able to access on a stand-alone basis.

During the third quarter of 2012, the Company established an office in Dubai, United Arab Emirates, to secure new and existing customers in light of significant anticipated demand for construction services in the region that is forecasted for the next decade. In connection with this effort, the Company set up Pernix Technical Works (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary. In connection with this initiative, the Company entered into a lease agreement for office space in Dubai. See Note 13 in the notes to our condensed consolidated financial statements.

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). The Company designed and built a new embassy compound for the United States Department of State in Suva, Fiji from 2007 to 2010 through this joint venture. This project generated revenues totaling $54.9 million. We intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or U.S. Government projects. The Department of State intends to build or rehabilitate up to 24 embassies, 13 consulates and more than 10 other capital security projects in the 2013 to 2018 timeframe and Pernix Group, together with our partners, will continue to bid for this work.

Power Generation Services

In early 2013, the Company hired a new V.P of Power to manage Pernix's power business, including operations and maintenance (“O&M”) contract execution and construction of new power generating facilities and related infrastructure in the U.S. and overseas.  The V.P. of Power has over 30 years of experience in energy and independent power, structuring complex power projects including oversight of EPC contract negotiations, fuels supply, asset management, project and plant acquisitions, operations management and owner's construction oversight, program management, power project development and project finance. Under his leadership, the Company is actively seeking to grow the Power segment.

Although virtually everyone in the world relies on power, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and O&M for small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities we serve. Pernix Group power segment employees are not absentee operators but ones who live and work and depend upon the same power being provided to our customers.

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

Power Plant Construction

Pernix Group’s general construction segment is complementary with our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and restraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well as the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint-venture partners in order to expand our offerings, bring efficiencies to our project and reduce costs to our customers. Pernix has strong relationships with many of the world’s leading engine and turbine manufacturers and relies on these relationships to ensure that projects are delivered on time and within budget.

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

Pernix’s O&M services include maintenance and operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operations as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment. In all cases, Pernix makes significant effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work.

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

Current Power Operations

We seek to invest in energy projects as an independent power producer (IPP) or using the BOOT model. Our energy projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates in three countries and contributed $2.7 million, or 7.7% of our year to date 2013 revenue compared to $2.3 million or 3.8% for the comparable prior year period. We currently operate power plants in the Republic of the Fiji Islands (Fiji) and we are currently managing the power structure on an island in Vanuatu. In addition, in early 2013, the Power segment was awarded a $1.6 million contract to install underground cable between Lungga Power Station and Ranadi Sub-Station in the Solomon Islands for the Solomon Islands Electricity Authority (SIEA).

Pernix (Fiji) Limited (f.k.a. Telesource (Fiji), Limited)

Telesource Fiji Limited (TFL) is a wholly-owned subsidiary of Pernix that conducts our power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, TFL changed its name to Pernix (Fiji) Limited (PFL) during the second quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023 and includes management of a total of 74MW of diesel power generation capacity in Fiji.

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel based power plant in Fiji. In 1999, FEA awarded PFL the contract to expand the power plant to 12MW. During the coup in 2000, disturbances at the hydro power generation facility led to rolling power cuts on the main island of Viti Levu. At that time, FEA modified the contract to move the 12MW machines to the Vuda Power Plant, which is the second largest diesel-based power plant in Fiji, and added 20MW for the Kinoya Power Plant. As a testament to FEA’s satisfaction with PFL, PFL was awarded a 20 year O&M contract for both the Kinoya and Vuda Power Plants in 2003.

As a further testament to FEA’s satisfaction with PFL, in late 2005, FEA awarded PFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions. In addition, FEA recently invited PFL to participate in bidding on a project to expand the capacity at the Kinoya plant.

The FEA has rated the Vuda and Kinoya power stations, first and second out of five power stations in Fiji. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and PFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly-owned subsidiary in 2010 named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu. On January 1, 2011, VUI assumed responsibility for operating and maintaining a diesel power plant, hydro dam, and the entire T&D system for the city of Luganville and a 15 kilometer land locked radius from the boundaries of the city of Luganville on the island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service. In short, this is a turn-key utility operation. VUI operates under a short-term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was scheduled to terminate on August 31, 2011. The MOU was extended by the Government of Vanuatu indefinitely on August 31, 2011 until a long-term concessionaire is selected. VUI has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. Under the MOU, the Company receives various expense reimbursements and fees during this period for assuming the operations from the prior service provider. Such reimbursements and fees are, to a certain extent, dependent upon the Company's assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Statement of Income. As of the date of this report, VUI continues to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed.

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

Corporate Segment

During the first quarter of 2013, the Company established Pernix RE, LLC, a limited liability company for the purpose of purchasing the land and building in which its corporate headquarters are maintained. The land and building were purchased for $1.1 million from Baron Real Estate Holdings (Baron), a related party. The Company paid cash of $550,000 and obtained seller financing from Baron for $550,000 with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013. The assets were recorded at the carrying value utilized by Baron (a related party under common control as it is owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates).

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

The Company's decision to sell its interest in TCNMI was approved by its Board of Directors and was intended to allow the Company to focus its efforts on operations that are expected to provide a higher return on investment and higher growth potential. The loss on the operations of the discontinued TCNMI entity was $1.8 million and $1.5  million for the six and three month periods ended June 30, 2012, respectively and is presented as loss from discontinued operations. The loss for the second quarter of 2012 reflects a $1.4 million tax expense associated with the increase in the valuation allowance on the deferred tax asset, as management no longer considered it more likely than not that the company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit. (See Notes 7, 13 and 20 in the notes to our condensed consolidated financial statements).

RF Transmitter Design, Installation and Service

In March 2012, the Pernix Group management team requested approval from the Board of Directors to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 and closed the transaction on March 28, 2012. The loss on the operations and sale of the discontinued TransRadio entity was $1.9 million for the period from January 1, 2012 through March 28, 2012 (the date of the sale). (See Note 7 in the notes to our condensed consolidated financial statements).

2. Quasi Reorganization

The Company’s management team has transformed the Company through the 2012 disposition of unprofitable business entities and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005, management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations and built its contract backlog. Before electing to effect a quasi-reorganization as of September 30, 2012, the Company assessed that it had reached a turning point in its operations.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805 Business Combinations to restate assets and liabilities at fair value. The Company performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 under ASC 805 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its shareholders and its Board of Directors to implement a quasi-reorganization and followed these principles:

•

The fair value of assets and liabilities was determined in conformity with the procedures specified by ASC 805, Business Combinations.

•

The carrying values of the current assets and current and non-current liabilities generally approximated fair value prior to the quasi-reorganization except for PFL inventory and related party debt. PFL inventory was adjusted to reflect replacement cost and related party debt was adjusted to reflect the present value of the contractual debt payments discounted at a current market rate in light of the Company’s risk profile (approximately 3.75% while stated interest rate is 5.0%).

•

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

•

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

•

The Company’s earnings and accumulated other comprehensive income subsequent to September 30, 2012 are separately presented as “Retained Earnings Since September 30, 2012”  and “Accumulated Other Comprehensive Income Since September 30, 2012” on the face of the balance sheet and this presentation will be carried forward for ten years until at least September 30, 2022.

•

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of Quasi-Reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the Quasi-Reorganization date). The primary areas of those preliminary estimates that were not yet finalized relate to inventory and identifiable intangible assets and during the fourth quarter of 2012, a downward revision of $0.3 million was recorded to the value allocable to inventory and an upward revision of $0.3 million was recorded to the value of contracts along with other minor revisions. The contracts recorded in connection with the quasi-reorganization of less than $0.3 million are considered to be Level 3 estimates.

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

In addition to the adjustments above, the net effect of applying quasi-reorganization accounting to the Company’s consolidated balance sheet at September 30, 2012 was to adjust the accumulated deficit and cumulative other comprehensive income to zero balances with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account. The professional costs incurred in connection with the quasi-reorganization approximated $0.1 million and were charged directly to accumulated deficit in connection with the reclassification of the accumulated deficit to additional paid-in capital in connection with the quasi-reorganization.

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the six month and three month periods ended June 30, 2013 and 2012 are not comparable. The statements of operations and cash flows for the periods ended June 30, 2013 reflect approximately $0.1 million of additive income items from the Quasi-Reorganization and the statements of operations and cash flows for the periods ended June 30, 2012 are prepared on the Company’s historical basis of accounting. As such, the 2013 condensed consolidated financial statements are labeled “Quasi-Reorganization,” except the balance sheets which are both on the Quasi-Reorganization basis of accounting; however, the 2012 condensed consolidated financial statements are not labeled “Quasi-Reorganization.”

3. Significant Accounting Policies

Basis of Presentation— The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2013.

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material variable interest entities in which the Company is the primary beneficiary. All intercompany accounts have been eliminated in consolidation.  The condensed consolidated financial statements of the Company for the six and three month periods ended June 30, 2013 as well as the condensed consolidated balance sheet as of December 31, 2012, reflect quasi-reorganization accounting. See Note 2 to our condensed consolidated financial statements.

Reclassification— Certain reclassifications were made to prior years’ amounts, including the retroactive reclassification of 2012 results of TCNMI’s operations ($1.8 million and $1.5 million loss) to discontinued operations presentation in the condensed consolidated statement of operations as described above.

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

Revenue Recognition— We offer our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue related to the 2012 operations of TransRadio and TCNMI is included in the loss from discontinued operations. Revenue recognition policies are described by segment below.

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

Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. As of June 30, 2013 and 2012, the Company had no significant receivables related to contract claims.

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

4. Recently Adopted Accounting Pronouncements

In March 2013, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.3 million related to TransRadio during the first quarter of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the condensed consolidated statement of changes in stockholders’ equity for the three months ended June 30, 2012.

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

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. GAAP previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company has complied with the requirements of this update during 2013 and 2012. The update, however, is not effective until fiscal years, and interim periods within those years, beginning after December 15, 2013. The update is not expected to have a material impact on our financial statements or disclosures.

In December 2011, the FASB issued an ASU that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and an entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this guidance as of January 1, 2012 and it did not have a material impact on our financial statements or disclosures as the Company does not have significant offsetting arrangements.

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20- 35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this guidance as of January 1, 2012. The Company currently has no goodwill recorded on its balance sheet. Therefore, this update does not impact our financial statements or disclosures.

5. Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and shall be made presuming disallowance of the tax position at the reporting date. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU should be adopted prospectively from the date of adoption and may be applied retrospectively. Early adoption is permitted. Pernix Group, Inc. does have certain state net operating loss carryforwards that are not available to the Company to use during 2013. However, the current law allows these net operating loss carryforwards to be available to use after 2013. This ASU is not expected to be applicable to Pernix Group, Inc. at the date of adoption. Therefore, we do not expect adoption to have a material impact on our financial statements or disclosures.

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

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at June 30, 2013 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the six month periods ended June 30, 2013 and 2012.

Contract Backlog		June 30, 2013		June 30, 2012
Column1	Column2	Column3	Column4	Column5
Beginning balance		$67,901,575		$70,996,164
New Construction Contracts / Amendments to contracts		23,919,681		59,675,806
Less: Construction contract revenue earned		32,178,712		58,237,652
Endging balance		$59,642,544		$72,434,318

Management anticipates that approximately $51.3 million of the $59.6 million backlog as of June 30, 2013 will be recognized as revenue during 2013 and the remaining $8.3 million after 2013. The table does not include revenue associated with our long-term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The backlog table above also does not include the $1.8 million of revenue associated with modifications received after June 30, 2013 as disclosed in our subsequent events in Note 21 to our condensed consolidated financial statements.

7. Discontinued Operations

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company and an unrelated third party. The sale price was consistent with the fair market value at $1,000 settled in cash on the closing date coupled with buyer assumption of all liabilities. For the six month periods ended June 30, 2013 and 2012, the loss from the TCNMI discontinued operations was $0 and $1.5 million, respectively.  Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power operations/power construction that are expected to provide a higher return on investment and higher growth potential.

In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Directors to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 at an amount determined to be the fair value of TransRadio and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp., a related party for which the Company is unable to determine the extent of common control.

Following is a summary of loss from the operations and sale of TransRadio and TCNMI for the six and three-month periods ended June 30, 2012 (in millions). There were no such losses in the comparable 2013 period.

	June 30, 2012
Loss from operations and sale of TransRadio and TCNMI for the six months ended June 30, 2012 (in millions)	TransRadio	TCNMI
Revenues	$1.0	$0.8
Cost of Goods Sold	0.6	0.6
Operating expense and other	1.1	0.6
Operating loss before income tax (expense) benefit of $0.8 for TransRadio and ($1.4) for TCNMI, respectively	(0.7)	(0.4)
Income tax (expense) benefit on discontinued operations and sale	—	(1.4)
Gain (loss) on sale of TransRadio discontinued operations	(1.2)	N/A
Loss on discontinued operations recorded in income, net	$(1.9)	$(1.8)

	June 30, 2012
Loss from operations and sale of TransRadio and TCNMI for the three months ended June 30, 2012 (in millions)	TransRadio	TCNMI
Revenues	$--	$0.4
Cost of Goods Sold	--	0.3
Operating expense and other	--	0.3
Operating loss before income tax (expense) ($1.4) for TCNMI	--	(0.2)
Income tax (expense) benefit on discontinued operations and sale	--	(1.4)
Gain (loss) on sale of TransRadio discontinued operations	--	N/A
Loss on discontinued operations recorded in income, net	$--	$(1.5)

8. Short-term and long-term borrowings

As of June 30, 2013 and December 31, 2012, the Company has $2.3 million of outstanding debt under agreements with Bent Marketing, a related party. In addition, the Company has $0.4 million outstanding debt under an agreement with Baron Real Estate Holdings, Ltd., a related party. The interest rate on the borrowings is 5% and 4% per annum for Bent Marketing and Baron Real Estate Holdings, Ltd., respectively. As a result of the quasi-reorganization, the carrying values of related party debt with Bent Marketing were increased by $0.1 million for short term related party debt and by $0.1 million for the long-term related party debt. The interest expense during the six month periods ended June 30, 2013 and 2012 amounted to approximately $47,000 and $61,000  respectively, after the impact of the quasi-reorganization amortization adjustment that affects the 2013 amounts. See Note 2 to the condensed consolidated financial statements.

Pernix Group, Inc. debt agreements

Included in the debt outstanding with Bent Marketing as of June 30, 2013 and December 31, 2012 is a $1.0 million short-term debt agreement that was entered into during May 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, is to be repaid no later than August 31, 2013. Also included in short term debt as of June 30, 2013 is $0.4 million outstanding debt under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013. Included in the outstanding long-term debt as of June 30, 2013 and December 31, 2012 is a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before June 9, 2014.

On November 28, 2011, the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May 2012, along with accrued interest.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio. The interest rate on both loans was 5% and the loans were due on June 30, 2012 and March 14, 2013, respectively. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp. (a related party), assumed the loans. During May 2012, the loans of $350,000 and $325,000, respectively, for a total of $675,000 plus accrued interest of $13,052 were repaid.

PFL / PGI debt agreements

In December 2011, PFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) for FJD 1 million ($0.54 million USD as of June 30, 2013 and $0.6 million USD as of December 31, 2012), and secured by all real and personal property of PFL. A FJD 5,000 ($3,000 USD as of December 31, 2011) fee was paid to establish the facility and a commitment fee of 1% per annum is charged where the loan facility is not fully drawn within 3 months of acceptance of the loan offer. The fee is calculated on the undrawn loan balance and is charged and debited 3 months from the date of acceptance and monthly thereafter until the loan is fully drawn. The interest rate applicable to the facility is the Bank's published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum). As of June 30, 2013 and December 31, 2012, $0.3 million USD (FJD 0.6 million) of the line of credit established was reallocated to facilitate the issuance of the performance security and advance payment guarantee to Solomon Island Electricity Authority on behalf of PFL and Pernix Group, Inc. An establishment fee of 1.75% of the guarantee amount was charged followed by a semi-annual fee of 1.75%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The line was established for working capital purposes in connection with the effort to clear inter-company account balances. See Note 21 to our condensed consolidated financial statements regarding additional credit agreements entered into after June 30, 2013.

TransRadio debt agreements

On June 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans at their original interest rate of 5% per annum. As of December 31, 2011, the outstanding amounts under these arrangements were $389,000 and $559,000 payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc. The loans remained outstanding as of the date when the Company sold TransRadio and these amounts are no longer reported in the Company’s condensed consolidated financial statements.

9. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of June 30, 2013 and December 31, 2012 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	June 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$176,038,968	$147,874,837
Estimated earnings	18,318,950	14,332,709
Total cost incurred and estimated earnings	194,357,918	162,207,546
Less: Billings to date	203,815,352	171,124,928
Total	$(9,457,434)	$(8,917,382)

These amounts are included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	(57,334)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	9,514,768	8,917,382
Total billings in excess of costs and estimated earnings on uncompleted contracts	$9,457,434	$8,917,382

10. Equity

Preferred Stock

The Company has 500,000 shares of authorized Preferred Stock. 100,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of June 30, 2013 and December 31, 2012, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the first six months of 2013 and for the year ended December 31, 2012, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012 the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority shareholders, Ernil Continental, S.A., BVI, and Halbarad Group, Ltd., BVI. As of June 30, 2013 and December 31, 2012, 170,000 shares of the Series B Preferred Stock were issued and outstanding and would have converted into 11,334 shares of common stock, respectively, if converted. As of June 30, 2013 and December 31, 2012, preferred share dividends of $158,286 and $130,887, respectively, were accrued. The dividends for the six months ended June 30, 2013 and 2012 were $27,398 and $45,583, respectively. No dividends were paid during the six or three month periods ended June 30, 2013 and 2012.

Common Stock

As of June 30, 2013 and December 31, 2012, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the first six months of 2013 and 2012, Pernix Group issued no common shares.

11. Computation of Net Income / (Loss) Per Share

Basic and diluted net income / (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of 11,334 and 25,950 common shares from the conversion of preferred stock is excluded from the diluted earnings per share calculation for the six month and three month periods ended June 30, 2013 and 2012, respectively, because to assume conversion would be anti-dilutive. There were 175,000 stock options awarded during the first six months of 2012 and 426,000 stock options awarded during the first six months of 2013. Of these options, only 30,500 are vested as of June 30, 2013 and no such options were yet vested as of June 30, 2012. None of these options are included in the calculation of diluted earnings per share for the six or three month periods ended June 30, 2013 or 2012 because to do so would be antidilutive using the treasury stock method. These options are not participating. See Note 12 in the notes to our condensed consolidated financial statements.

In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the Condensed Consolidated Statement of Operations the basic loss per share from discontinued operations for the six and three month periods ended June 30, 2012. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations as the inclusion would be anti-dilutive. There were no losses from discontinued operations during 2013.

12. Stock-based compensation plans

2013 Long Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. The purpose of the LTIP is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the common stock through the granting of awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. This plan will expire in December 2022. 785,000 shares have been allocated in total to cover any and all award types under the LTIP. There were no awards outstanding under this plan as of December 31, 2012. On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors. These options remain outstanding and are not vested as of June 30, 2013.

Employee Incentive Stock Option Plan (ISOP) – The Company has an Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares have been reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date. 175,000 options to buy shares yet to be registered were awarded on January 26, 2012 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 5 years. 347,500 options to buy shares yet to be registered were awarded on February 8, 2013 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 3 years. This plan will expire in December 2021.

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the six months ended June 30, 2013 or 2012.

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. The options vest ratably and annually on the anniversary of the grant date over the vesting period which ranges from 3 to 5 years. The options were valued using the Black Scholes option pricing model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted.

The following summarizes stock option activity for the six months ended June 30:

	2013		2012
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	152,500	$2.09	—	$—
Granted	347,500	2.09	175,000	2.09
Exercised	—	N/A	—	N/A
Forfeited / expired	98,250	N/A	22,500	N/A
Options outstanding, at June 30	401,750	2.09	152,500	2.09
Options exercisable, at June 30	30,500	$2.09	—	$2.09

	2013		2012
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$—	N/A	$	N/A
Granted	78,500	2.09	N/A		N/A
Exercised	—	N/A	N/A		N/A
Forfeited / expired	—	N/A	N/A		N/A
Options outstanding, at June 30	78,500	2.09	N/A		N/A
Options exercisable, at June 30	—	$—	N/A	$	N/A

The following table summarizes information about stock options outstanding at June 30, 2013:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
ISOP	401,750	8.7	$2.09	$—

LTIP	78,500	9.7	$2.09	$—

No such options were exercisable as of December 31, 2012.

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 was $1.00 per option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2013	June 30, 2012

Risk-free interest rate	1.1%	1.2%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Expected life in years	6.0	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized is currently zero as the plans are relatively new and no significant history regarding share option exercise and employee termination patterns to estimate forfeiture rates exists as of June 30, 2013. As history is developed, the forfeiture rate will be adjusted to reflect it which the Company anticipates will be reflected beginning with valuations for awards made during 2014.

Total share-based compensation expense for the six months and three months ended June 30, 2013 was $57,000 and $25,000, respectively. Total share-based compensation expense for the six months and three months ended June 30, 2012 was less than $0.1 million. As of June 30, 2013 and December 31, 2012, there was $0.5 and $0.2 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 3.5 years, equivalent to the weighted average vesting period of all option awards.

The Company received no cash during the quarters ended June 30, 2013 and 2012, respectively, related to stock awards exercised as no options were exercised during the periods. 98,250 and 22,500 options were forfeited or cancelled during the six months ended June 30, 2013 and 2012. In addition, 7,000 options that were previously vested were forfeited on August 3, 2013.Such forfeitures and cancellations are expected to reduce the remaining unamortized compensation expense by approximately $0.1 million over the 2012 through 2016 timeframe.

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

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of June 30, 2013 there are no potential VUI losses that are probable and no accrual is deemed necessary.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the power plants the Company manages it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approximately $0.7 million USD as of June 30, 2013) if found to be negligent or 750,000 FJD (or approximately $0.4 million USD as of June 30, 2013) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approximately $0.1 million USD) as of June 30, 2013.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by PFL. PFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. PFL has not been found to be negligent in connection with this incident. Therefore, under the policy, PFL had a deductible in the amount of 750,000 Fijian Dollars (FJD) related to the property damage and a deductible related to the business interruption coverage of 250,000 FJD, for a total of approximately $550,000 USD, all of which was accrued in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $300,237 FJD ($168,463 USD) were accrued as of December 31, 2011. In May 2012, PFL paid a total deductible of FJD 950,000, approximately $537,700 USD, related to the August 2011 engine failure and related business interruption in accordance with its agreement with the Fiji Electric Authority. The final deductible settlement and ancillary costs totaled approximately $0.1 million less than what had been accrued in 2011 and that $0.1 million adjustment to the estimate was recorded as a reduction in operating expenses in the second quarter of 2012.

The total business interruption claim was $0.6 million that has been collected from the insurer and was recorded as income. PFL performed certain restoration work in relation to the G8 engine that generated revenue of $342,304 FJD (approximately $191,690 USD during 2012). The costs of the services PFL incurred in relation to the restoration work were not significant. The G8 engine was re-commissioned on March 19, 2012 and is fully operational.

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

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at June 30, 2013, are:

Year	Total Lease Payments
2013	$141,802
2014	167,503
2015	142,941
2016	5,787
2017	—
Thereafter	—
Total	$458,033

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.1 million and $0.2 million for the six month periods ended June 30, 2013 and 2012.

Lease commitments have been reduced from $1.1 million since January 1, 2012 to $0.5 million as of June 30, 2013 principally reflecting the purchase of our corporate headquarters building that was previously leased, as well as the sale of TransRadio, which had lease commitments at the time of the sale.

During the fourth quarter of 2011, the Company’s joint venture, Pernix-Serka Joint Venture, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year. The total rent expense during the six month periods ended June 30, 2013 and 2012 under this lease was $67,612 and $64,486, respectively.

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

15. Fair Value Disclosures

As of June 30, 2013 and December 31, 2012, the Company has $2.7 million and $2.3 million of outstanding debt under agreements with related parties. $2.3 million of the debt was entered into prior to the quasi reorganization and as such the carrying values of related party debt were increased to reflect fair value and these increases were from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. Also included in short term debt as of June 30, 2013 is $0.4 of new debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.  As of June 30, 2013 and December 31, 2012, the fair value of these financial instruments approximates the carrying value because the remaining term of the new agreement is only nine months and the amount outstanding is only $0.4 million as of June 30, 2013. See Note 8 in the notes to our condensed consolidated financial statements.

From time to time, the Company holds financial instruments, receivables related to sales-type leases, and foreign currency contracts. As of June 30, 2013 and December 31, 2012, the Company did not hold any such financial instruments.

16. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as intangible and other long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of these assets, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During the first quarter of 2012, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $0.5. The Company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis as of June 30, 2013 or December 31, 2012 except for the contract assets recorded in connection with the quasi-reorganization. These assets are not impaired as of June 30, 2013 or December 31, 2012.

17. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at June 30, 2013 and December 31, 2012. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital. The Company accrued $40,427 and $39,791 of interest payable to SHBC for unreturned capital during the six month periods ending June 30, 2013 and 2012, respectively.

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

In December 2012, the Company amended this lease agreement for the corporate headquarters to accommodate its growing business. The lease amendment increased the leased space from 6,475 square feet to 11,177 square feet. The amended monthly rent was $12,867, increased from $7,330 per month on average. The amendment went into effect on January 1, 2013. In the first quarter of 2013, the Company purchased the building in which the Corporate headquarters are located and in connection with this purchase the lease commitment of $12,867 per month was terminated and no longer represents a commitment as of June 30, 2013.

The Company now leases office space to Computhink (a related party) under a 5 year operating lease for $5,347 average rent per month. Rental income from Computhink amounted to $26,924 and $0 for the six months ended June 30, 2013 and 2012, respectively and is based on market rental rates for similar office space in the vicinity.

The Company charged Computhink $26,782 and $51,390 for IT support services during the six months ended June 30, 2013 and 2012, respectively. Computhink charged the Company $6,641 and $36,739 during the six months ended June 30, 2013 and 2012, respectively for computer software services and occupancy related expenses.

Total related party accounts receivable and payables, net are summarized as follows:

	June 30, 2013	December 31, 2012
Accounts receivable from Computhink	$34,332	$12,218
Accounts receivable from Baron R.E.	985	10,823
Accounts payable to SHBC	(10,294)	—
Accounts payable to Baron R.E.	—	(11,667)
Total	$25,023	$11,374

18. Bank Deposits in Excess of FDIC Limits

The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. During 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, accounts that are non-interest bearing were insured up to the full amount on deposit until January 1, 2013, when the unlimited insurance provision expired and the amount of insurance is once again reduced to $250,000 per institution. As of June 30, 2013 and December 31, 2012, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $18.0 million and $0.4 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance, and as of June 30, 2013 and December 31, 2012, the amount of bank deposits in these financial institutions was $1.2 million and $0.7 million, respectively.

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

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$32,178,712	$2,689,235	$52,806	$34,920,753
Interest income (expense)	—	(3,911)	1,783	(2,128)
Interest (expense) - related party	(40,427)		(22,132)	(62,559)
Interest income	—	220	1,481	1,701
Depreciation and amortization	19,866	5,398	8,525	33,789
Income tax benefit / (expense), continuing operations	(124,004)	(146,658)	112,956	(157,706)
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	569,376	1,045,034	(1,454,563)	159,847
Total capital expenditures	53,215	9,325	1,158,021	1,220,561
Total assets from continuing operations	32,225,032	4,189,891	4,934,539	41,349,462

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2013
	General Construction	Power Generation Services	Corporate	Total

Revenue	$16,088,311	$1,576,906	$44,431	$17,709,648
Interest income (expense)	-	(1,895)	1,783	(112)
Interest (expense) - related party	(20,325)	-	(12,603)	(32,928)
Interest income (expense)	-	121	(185)	(64)
Depreciation and amortization	10,872	2,735	6,073	19,680
Income tax benefit / (expense), continuing operations	(59,808)	(158,951)	140,306	(78,453)
Net income/(loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	545,560	712,263	(581,413)	676,408
Total capital expenditures	9,320	5,856	22,776	37,952
Total assets from continuing operations	32,225,032	4,189,891	4,934,539	41,349,462

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2012

	General Construction	Power Generation Services	Corporate	Total
Revenue	$58,247,272	$2,268,333	$-	$60,515,605
Interest (expense)	(41)	(13,737)	-	(13,778)

Interest (expense) - related party	(39,791)	-	(49,502)	(89,293)
Interest income	7	99	1,917	2,023
Depreciation and amortization	1,833	77,290	13,405	92,528
Income tax benefit from continuing operations	525,200	2,137	494,197	1,021,534
Net income/(loss) from continuing operations attributable to the
common stockholders of Pernix Group Inc. and Subsidiaries	1,968,842	1,045,972	(1,063,079)	1,951,735
Total capital expenditures	34,470	101,543	49,304	185,317
Total assets from continuing operations	27,787,393	3,237,232	2,568,253	33,592,878

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2012

	General Construction	Power Generation Services	Corporate	Total
Revenue	$22,739,721	$1,180,569	$-	$23,920,290
Interest (expense)	(25)	(2,170)	-	(2,195)
Interest (expense) - related party	(19,912)	-	(28,141)	(48,053)
Interest income	1	67	954	1,022
Depreciation and amortization	870	(15,720)	7,386	(7,464)
Income tax benefit / (expense), from continuing operations	211,012	(56,544)	(88,778)	65,690
Net income/(loss) from continuing operations attributable to the
common stockholders of Pernix Group Inc. and Subsidiaries	1,417,864	669,447	(1,237,904)	849,407
Total capital expenditures	34,470	77,690	(3,241)	108,919
Total assets from continuing operations	27,787,393	3,237,232	2,568,253	33,592,878

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.) Revenue provided in the geographic table is for the six month periods ended June 30, 2013 and 2012.

		Total Revenue				Fixed Assets - Net
Location - Revenue and net fixed assets from continuing operations		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		June 30, 2013		December 31, 2012

Revenue and net fixed assets from continuing operations
United States		$32,231,518		$58,247,272		$1,137,180		$5,437
Fiji		1,938,415		1,536,328		20,636		2,389
Vanuatu		750,820		732,005		11,677		16,513
Other		—		—		41,421		—
Total		$34,920,753		$60,515,605		$1,210,914		$24,339

		Total Revenue				Fixed Assets - Net
Location - Revenue and net fixed assets from continuing operations		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		June 30, 2013		December 31, 2012
Column1	Column2	Column3	Column4	Column5	Column6	Column7	Column8	Column9

Revenue and net fixed assets from continuing operations
United States		$16,132,741		$22,739,721		$1,137,180		$5,437
Fiji		1,188,270		844,019		20,636		2,389
Vanuatu		388,637		336,550		11,677		16,513
Other		—		—		41,421		—
Total		$17,709,648		$23,920,290		$1,210,914		$24,339

Major Customer

A major customer of the General Construction segment is OBO which awarded to PS JV two task orders under the IDIQ contract for design and construction services to build Containerized Housing Units (CHU) in Baghdad, Iraq and a sole source award for security upgrades at the U.S. embassy in Baku, Azerbaijan, as well as an award to Pernix Group, Inc. for the Niamey, Niger embassy rehabilitation contract. The two task orders and related change orders under this IDIQ and the two embassy projects provided combined revenue of $32.1 million and $56.9 million during the six months ended June 30, 2013 and 2012, respectively. This revenue accounted for 91.9% and 94.0% of total revenue from continuing operations for the periods. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on Shield (the first task order under the IDIQ). The second task order (Sather) is 71.1% complete as of June 30, 2013. The Baku and Niger projects are 0% and 30.0% complete as of June 30, 2013. In January 2013, the OBO exercised Option Year 2 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2014.

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of June 30, 2013 and December 31, 2012, the Company maintained a valuation allowance amounting to $23.4 million and $23.3 million, respectively, excluding the valuation allowances as of the implementation date of the quasi-reorganization. The valuation allowance is primarily related to the loss on the sale of TCNMI that we believe, on a more-likely-than-not basis, will not be realizable based on current forecasted results. However, it is reasonably possible within the next twelve months that the Company may release a portion of its existing valuation allowance based on the results of business strategies that would indicate deferred tax assets more likely than not will be realized.

The $0.2 million income tax expense for the first six months of 2013 primarily reflects current tax expense for our Fijian Subsidiary, coupled with a net domestic tax expense of approximately $37,000, consisting of a current tax benefit that was more than offset by a deferred tax expense. The domestic tax expense for the first six months 2012 includes $0.2 million of federal and state deferred tax expense recorded primarily in connection with the increase in the NOL valuation allowance. There were no interest expenses or penalties for the periods. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's U.S. tax returns are the 2009 through 2012 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

21. Subsequent Events

On July 12, 2013 PS JV paid $1.8 million to Serka as a distribution of PS JV earnings from the fourth quarter of 2012.

On July 23, 2013 PS JV received two modifications on the Sather project totaling over $0.8 million. These modifications are related to certain CHU renovations and the installation of dog kennels. On July 23, 2013 PS JV received an additional two modifications totaling $0.9 million related to relocation of certain mechanical equipment and security upgrades. These modifications bring total anticipated revenue on the contract to $120.3 million.

On July 23, 2013, PGI received a modification for the Niger Embassy project for $0.1 million related to additional storage facilities to be procured and installed at the site. This brings the total anticipated contract value to $26.5 million.

On August 3, 2013, 7000 vested options were forfeited by former employees as they were not exercised within ninety days of their last day of employment. No significant impact on income is anticipated in relation to this forfeiture.

On August 5, 2013, Pernix Fiji Limited, ("PFL") experienced a diesel engine incident. A 7.5 MW engine was damaged by what we believe to be a component failure. The investigation into the cause of the loss and the related potential damage and requirements to resume the operation of the engine is ongoing, as is the assessment of the impact on future results of operations, if any. PFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electric Authority. See Note 13. A notice of loss has been filed with the insurer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You are cautioned that this Quarterly Report on Form 10-Q and, in particular, the "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements concerning future operations and performance of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing, political instability or violence. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended June 30, 2013 and 2012 as the “second quarter of 2013” and the “second quarter of 2012”, respectively.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues and Gross Profit

Total revenues decreased $25.6 million or 42% to $34.9 million for the six months ended June 30, 2013 compared to the prior year period. The decrease principally reflects lower general construction revenue attributable to the completion of a large project in late 2012 ($35.9 million decrease), partially offset by revenue increases associated with other construction projects ($10.6 million increase) and an increase in Power Generation revenue of $0.4 million.  Gross profit increased 18% or $0.9 million, even in light of lower revenues, as the cost decreases in the construction segment nearly kept pace with the revenue decline and the power segment experienced a significant reduction in costs coupled with a significant revenue increase.

General Construction - Total General Construction revenues decreased $26.1 million to $32.2 million for the six month period ended June 30, 2013 compared to $58.2 million for the prior year period. This decrease is primarily attributable to the 2012 substantial completion of the Baghdad Police Academy Annex (“Shield”) project in Iraq which accounted for $35.9 million of the decrease. The Shield project and the Sather project are Iraq based contracts to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 and January 2012, respectively. This Shield project revenue decrease was partially offset by the $6.6 million and $4.0 million increase in revenues on the Sather and Niger Embassy projects in the first six months of 2013 compared to the prior year period. The Company is keenly focused on its current  business development and bidding efforts to rebuild its backlog and to leverage its significant experience in bidding, winning and executing government construction contracts with its strategic partners especially as it pertains to the current federal government contract bidding in the third quarter of 2013.The Company anticipates the pace of activity on current contracts in progress to accelerate in the remainder of 2013 and when coupled with the commencement of substantive work on its new $6.6 million construction contract in Azerbaijan, the Company anticipates generating increased revenue during the third quarter of 2013 compared to earlier 2013 quarters. The Sather, Niger and Baku contracts are currently 71.1%, 30.0% and 0.0% complete, respectively, as of June 30, 2013, and Sather is expected to reach completion sometime in early 2014, while Niger and Baku are expected to reach completion in late 2014.

Construction revenues are generally recorded using the Percentage of Completion method and in 2013 and 2012 related to four contracts with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Niger during both years as well as in Azerbaijan in 2013 and Fiji during 2012.

Service Fees — Power Generation Plant. Service fees — power generation plant increased $0.4 million (or 19%) to $2.7 million for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012. The increase reflects the low water levels in Fiji in the current year period that necessitated the generation of more diesel based power compared to hydro based power in the first half of 2013 compared to the prior year period. Fees from our Vanuatu power generation facility were relatively stable in the first half of 2013 compared to the prior year period, as the facility has operated at steady state during both periods.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $25.8 million to $28.2 million for the first six months of 2013 compared to the comparable period of 2012, primarily reflecting the completion of the Shield contract work in late 2012. This decrease was partially offset by the increase in costs on the Sather and Niger projects as progress advanced to 71.1% and 30.0% completion during the six month period ended June 30, 2013.

36

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased 42% or $0.7 million to $0.9 million for the first six months of 2013 compared to the prior year period, primarily reflecting the significant decrease in planned maintenance expense compared to the first half of 2012 when completion of 60,000 hour planned maintenance and partial completion of 48,000 hour planned maintenance on two Fijian engines occurred. No significant maintenance was planned for the six months ended June 30, 2013.

Gross Profit

Gross profit increased by $0.9 million or 18% to $5.8 million for the six months ended June 30, 2013 as compared to the comparable 2012 period. The increase was due primarily to the $1.1 million or 149% gross profit increase from the power segment year over year reflecting the impact of higher diesel based power production in Fiji, coupled with a relatively low level of planned maintenance activity at the Fijian plants in the first half of 2013. This increase more than offset the $0.2 million decrease in the construction segment profit. The Company has benefitted from the balanced approach of engaging in both the power and construction segments and intends to continue this balanced approach through significant business development and strategic relationship efforts in both segments now and in the foreseeable future.

Operating Expenses

Salaries and Employee Benefits — Salaries and employee benefits increased $0.6 million for the six months ended June 30, 2013 compared to the prior year period reflecting the higher expenses associated with expanding our construction and power segment business development teams and our construction estimating and bidding department as part of our strategy to focus on winning new business while providing the best value to our customers.

General and Administrative Expenses — General and administrative expenses increased $0.3 million in the first six months of 2013 from approximately $1.2 million for the first six months of 2012 primarily due to higher recruiting fees associated with hiring the business development and estimating personnel to support our corporate strategy.  Those hired have significant experience and extensive contacts in the construction and power segments.

Other Income (Expense)

Other income decreased by $0.7 million during the first six months of 2013 compared to the comparable period ended June 30, 2012, reflecting the 2012 recognition of the business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was not material insurance or rebuild related income during the first half of 2013.

Pretax Income

Consolidated pretax income from continuing operations decreased $0.6 million to $2.2 million from $2.8 million for the six months ended June 30, 2013 compared to the prior year six month period as the $1.1 million gross profit increase from power related activities was more than offset by the combination of lower other income associated with insurance proceeds recognized in 2012 coupled with the increase in salaries and related recruiting costs incurred as part of our strategy to grow our business and the $0.2 million reduction in construction margin attributed to the completion of the Shield project during late 2012.

Consolidated Net Income / (Loss)

The Company experienced a $1.9 million increase in net income during the first six months of 2013 compared to the prior year period. Net income for the current six month period was $0.2 million compared to the net loss of $1.7 million in the comparable prior year period that included $3.7 million of losses from discontinued operations of TransRadio SenderSysteme, Berlin, A.G. (TransRadio) and Telesource CNMI (TCNMI). In addition to the variances in pretax income cited above, the loss from TransRadio discontinued operations was $1.9 million during the 2012 period and the loss from discontinued operations of TCNMI was $1.8 million, including a deferred tax expense of $1.4 million reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville case. The loss per share from discontinued operations was ($0.39) per share for the six months ended June 30, 2012. There were no such losses incurred during 2013. The 2012 period also included a $0.5 million state deferred tax benefit compared to the $0.1 million state deferred tax expense in the first six months of 2013.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

Total revenues decreased $6.2 million to $17.7 million for the quarter ended June 30, 2013 compared to $23.9 million for the prior year’s quarter. This decrease is primarily attributable to the $8.0 million decrease in construction revenue related to the 2012 substantial completion of the Baghdad Police Academy Annex (“Shield”) project and a temporary delay in the Sather project, which together more than offset a $1.2 million increase in revenue on the Niger Embassy contract. Sather revenue decreased in light of a temporary delay in early 2013 due to customer driven site logistics. The progress on this project began to increase to normal levels during the second quarter of 2013 and the Company anticipates the Sather project progress to resume its normal pace during the third quarter of 2013. Power revenues increased $0.4 million for the quarter ended June 30, 2013 compared to the prior year period, reflecting higher diesel based power production in Fiji.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2013 relate to a contract with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as a Department of State project in Niger. The decrease in construction revenues of $6.6 million to $16.1 million for the quarter as compared to the prior year period is primarily attributed to the substantial completion of the Shield Project and the aforementioned customer driven slow down on the Sather project. This decrease was partially offset by higher revenue on the task order awarded to PS JV in January 2012 ("Sather"), even though it construction activity at Sather was delayed in the first quarter of 2013 due to an on-site logistics matter that was beyond the control and scope of responsibility of PS JV. Revenue for the Sather contract was $13.4 million for the quarter ended June 30, 2013. The Sather contract was awarded during the first quarter of 2012 and is 71.1% complete as of June 30, 2013.  The Niamey, Niger embassy compound project is 30.0% complete as of June 30, 2013 and is expected to be completed in late 2014 with steady progression throughout 2013 and 2014. Construction revenue also reflects the $0.3 million decline in revenue on the U.S. Embassy project in Fiji that was complete by the end of the first quarter of 2012.

Service Fees — Power Generation Plant. Service fees — power generation plant increased $0.4 million for the three months ended June 30, 2013 compared to the prior year quarter as the low water levels in Fiji in the current year quarter necessitated the generation of more diesel based power compared to hydro based power.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $6.6 million to $13.7 million for the first quarter of 2013 compared to the comparable quarter of 2012, primarily reflecting the costs in light of the aforementioned activity changes on the Iraq CHU IDIQ Task Order Program awards and related modifications. This decrease is slightly offset by an increase in costs associated with the embassy rehabilitation project in Niger.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant were relatively stable for the second quarter of 2013 at $0.4 million for both the current and prior year quarters, as no major planned maintenance occurred in either period.

Gross Profit

Gross profit increased by $0.4 million to $3.7 million for the three months ended June 30, 2013 as compared to $3.3 million in the comparable 2012 quarter, due primarily to improved results in the power generation segment driven by higher diesel power generation during the current year period in light of lower water levels in Fiji. Construction profit decreased $0.1 million year over year.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.2 million quarter over quarter reflecting the higher expenses associated with hiring senior business development professionals in both segments of our business as well as Construction estimators and support staff to facilitate the Company’s new business initiatives. This rate of increase is not expected to continue as the Power segment is staffed as planned at this time and near-term Construction segment hiring, will be primarily to replace professionals who left the Company during  the second quarter of 2013.

General and Administrative Expenses. General and administrative expenses increased $0.2 million in the second quarter of 2013 compared to the first quarter of 2012 reflecting small increases in a number of administrative expenses.

Other Income (Expense)

Other income (expense) was relatively stable during the second quarter of 2013 compared to the comparable period ended June 30, 2012.

Pretax Income

Consolidated pretax income decreased $0.1 million to $1.9 million for the quarter ended June 30, 2013 compared to a pretax income of approximately $2.0  million for the prior year period, due to lower income from construction activities under the IDIQ containerized housing program coupled with higher operating costs that more than offset the increase in power generation margin.

Loss from Discontinued Operations

During the second quarter of 2012, the Company recorded a loss from the discontinued TCNMI operations of $1.5 million, primarily reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville case. The loss per share from discontinued operations was ($0.16) per share for the three months ended June 30, 2012. There were no such losses incurred during 2013.

Consolidated Net Income / (Loss)

Consolidated net income was $0.7 million for the second quarter of 2013 compared to the prior year quarter in which the Company had a ($0.7) million loss for the three months ended June 30, 2012. The increase reflects the combination of relatively stable pretax income from continuing operations and the significant increase in profitability associated with having discontinued TCNMI operations in late 2012. The earnings per share improved to $.07 per share for the second quarter of 2013 from a ($.07) loss per share during the second quarter of 2012.

Liquidity and Capital Resources

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$19,771,608	$21,406,898

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash provided by operating activities	$2,086,219	$6,142,131
Cash (used for) provided by investing activities	(787,346)	1,012,630
Cash (used for) financing activities	(2,951,613)	(1,660,257)
Effect of exchange rates on cash	(62,001)	336,742
(Decrease / increase in cash and cash equivalents	$(1,714,741)	$5,831,246

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio, we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. This registration process as it relates to the primary fixed price offering may serve to augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only. The Company also sold the radio transmitter segment and TCNMI in 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow.

During the first six months of 2013, the $1.6 million decrease in cash primarily reflects cash flows from operations of $2.1 million that was more than offset by the distribution to our PS JV partner of $2.9 million, which represents the partner's portion of earnings of PS JV through 2012, coupled with the cash outlay in connection with the corporate office land and building purchase and improvements of $0.8 million.

It is our opinion that, in the absence of significant unanticipated cash demands, current cash on hand and forecasted cash flow from our operations, combined with equity and debt financing capacity, will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables which are primarily U.S. Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of June 30, 2013, the Company’s total assets exceeded total liabilities by $15.0 million. This was a $1.0 million decrease from December 31, 2012, due primarily to the aforementioned distribution of 2012 earnings to PS JV partner Serka, offset by the net impact of the corporate property purchase and current year earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: August 14, 2013	/s/ Nidal Z. Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Gregg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer