Form 10-Q
period 2013-09-30
Pernix Group, Inc.
filed 2013-11-19
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

On November 18, 2013, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2013 (unaudited) and December 31, 2012

Assets	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$17,845,120	$21,406,898
Accounts receivable	6,968,890	7,889,147
Retainage receivable	200,000	200,000
Accounts receivable - related party	49,527	23,041
Other receivables	116,546	433,231
Inventories	1,593,573	1,822,945
Deferred tax asset	—	1,033,098
Prepaid expenses and other current assets	1,065,524	725,873
Total current assets	27,839,180	33,534,233
Plant and equipment, (net of accumulated depreciation of $46,635 and $3,816 as of September 30, 2013 and December 31, 2012, respectively)	1,251,539	24,339
Deferred tax asset, (net of valuation allowance of $27,194,648 and $23,277,969 as of September 30, 2013 and December 31, 2012, respectively)	—	3,850,837
Other assets	86,687	90,960
Intangible assets, net:
Construction and power contracts	173,734	221,136
Total assets	$29,351,140	$37,721,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,655,433	$841,066
Accounts payable – related party	—	11,667
Other payables	289,967	203,884
Accrued expenses	1,822,911	8,701,619
Short-term debt	20,785	18,905
Short-term debt - related party	2,534,599	1,060,284
Interest payable - related party	512,744	447,491
Billings in excess of costs and estimated earnings	10,256,873	8,917,382
Deferred revenue	135,975	—
Dividend payable	172,212	130,887
Total current liabilities	21,401,499	20,333,185
Long-term debt - related party	—	1,328,049
Long-term debt	—	21,857
Total liabilities	21,401,499	21,683,091
Commitments and contingencies	—	—
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries stockholders' equity
Convertible senior preferred stock, $0.01 par value. Authorized 500,000 shares $170,000 involuntary liquidation preference, 170,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 shares issued and outstanding at September 30, 2013 and December 31, 2012	94,037	94,037
Additional paid-in capital	9,241,901	9,148,757
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Retained earnings / (deficit) - since September 30, 2012	(3,479,043)	938,810
Accumulated other comprehensive (loss) income - since September 30, 2012	(136,975)	12,183
Total Pernix Group, Inc. and Subsidiaries stockholders' equity	5,721,620	10,195,487
Non-controlling interest	2,228,021	5,842,927
Total stockholders' equity	7,949,641	16,038,414
Total liabilities and stockholders' equity	$29,351,140	$37,721,505

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Nine Months Ended September 30, 2013 and 2012
	Quasi Reorganization
	September 30, 2013	September 30, 2012
Revenues:
Construction revenues	$51,867,426	$91,503,758
Service fees – power generation plant	4,351,678	3,693,407
Service fees – related party	282	20,742
Rent Income	64,573	—
Other revenue	23,371	9,620
Gross revenues	56,307,330	95,227,527
Costs and expenses:
Construction costs	45,395,067	82,667,445
Operation and maintenance costs - power generation plant	1,751,651	2,280,152
Cost of revenues	47,146,718	84,947,597
Gross profit	9,160,612	10,279,930
Operating expenses:
Salaries and employee benefits	3,121,116	2,368,139
Professional fees	599,610	739,723
Travel and entertainment	482,828	465,834
Recruiting fees	274,791	96,115
Occupancy - related party	38,634	77,230
General and administrative	971,928	677,553
Total operating expenses	5,488,907	4,424,594
Operating income	3,671,705	5,855,336
Other income (expense):
Interest (expense), net	(538)	(12,998)
Interest (expense) - related party	(101,041)	(137,878)
Foreign currency exchange gain (loss)	2,612	(106,938)
Other income, net	53,935	773,204
Total other income / (expense)	(45,032)	515,390
Income from continuing operations before income taxes	3,626,673	6,370,726
Income tax (expense)	(5,108,444)	(80,948)
Net income / (loss) from continuing operations	(1,481,771)	6,289,778

Loss from discontinued operations, net of income taxes TransRadio Transmitter	—	(1,117,525)
Loss from discontinued operations, net of income taxes TCNMI Power Generation	—	(1,586,893)
Loss from discontinued operations	—	(2,704,418)
Consolidated net income / (loss)	(1,481,771)	3,585,360

Less: Net income attributable to non-controlling interest	2,894,758	4,042,442
Net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(4,376,529)	(457,082)
Less: Preferred stock dividends	41,324	59,472
Net loss attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$(4,417,853)	$(516,554)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$(0.47)	$0.23
Diluted net income per share from continuing operations	$(0.47)	$0.23
Basic net income (loss) per share	$(0.47)	$(0.05)
Diluted net income (loss) per share	$(0.47)	$(0.05)
Basic and diluted net income (loss) per share from discontinued operations	$—	$(0.29)
Weighted average shares outstanding - basic	9,403,697	9,403,697
Weighted average shares outstanding - diluted	9,403,697	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2013 and 2012

	Quasi Reorganization
	September 30, 2013	September 30, 2012
Revenues:
Construction revenues	$19,688,714	$33,266,106
Service fees – power generation plant	1,662,443	1,425,074
Service fees – related party	282	20,742
Rent income	27,151	—
Other revenue	7,987	—
Gross revenues	21,386,577	34,711,922
Costs and expenses:
Construction costs	17,213,448	28,667,092
Operation and maintenance costs - power generation plant	854,335	731,738
Cost of revenues	18,067,783	29,398,830
Gross profit	3,318,794	5,313,092
Operating expenses:
Salaries and employee benefits	1,019,084	819,081
Professional fees	188,058	245,457
Travel and entertainment	186,401	135,487
Recruiting fees	87,390	67,458
Occupancy - related party	4,066	24,785
General and administrative	371,050	299,222
Total operating expenses	1,856,049	1,591,490
Operating income	1,462,745	3,721,602
Other income (expense):
Interest (expense), net	(110)	(1,242)
Interest (expense) - related party	(38,483)	(48,585)
Foreign currency exchange (loss)	(610)	(88,535)
Other income, net	26,386	11,522
Total other income / (expense)	(12,817)	(126,840)
Income from continuing operations before income taxes	1,449,928	3,594,762
Income tax (expense)	(4,950,738)	(316,216)
Net income / (loss) from continuing operations	(3,500,810)	3,278,546

Income from discontinued operations, net of income taxes TCNMI Power Generation	—	131,632
Income from discontinued operations	—	131,632
Consolidated net income / (loss)	(3,500,810)	3,410,178

Less: Net income attributable to non-controlling interest	1,062,963	2,182,262
Net income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(4,563,773)	1,227,916

Less: Preferred stock dividends	13,926	13,889
Consolidated net income / (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(4,577,699)	$1,214,027

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share from continuing operations	$(0.49)	$0.12
Diluted net income per share from continuing operations	$(0.49)	$0.11
Basic net income per share	$(0.49)	$0.13
Diluted net income per share	$(0.49)	$0.13
Basic and diluted net income per share from discontinued operations	$—	$0.01
Weighted average shares outstanding - basic	9,403,697	9,403,697
Weighted average shares outstanding - diluted	9,403,697	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (loss) (unaudited)
Nine Months Ended September 30, 2013 and 2012

	Quasi Reorganization
	September 30, 2013	September 30, 2012

Consolidated net income / (loss)	$(1,481,771)	$3,585,360
Other comprehensive (loss) income:
Foreign currency translation adjustment	(149,158)	509,882

Total comprehensive income / (loss)	(1,630,929)	4,095,242
Net income attributable to non-controlling interests	2,894,758	4,042,442
Foreign currency translation attributable to non-controlling interests	—	63,783
Total comprehensive income attributable to non-controlling Interest	2,894,758	4,106,225
Comprehensive income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(4,525,687)	$(10,983)

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(loss) (unaudited)
Three Months Ended September 30, 2013 and 2012

	Quasi Reorganization
	September 30, 2013	September 30, 2012

Consolidated net income / (loss)	$(3,500,810)	$3,410,178
Other comprehensive income / (loss):
Foreign currency translation adjustment	18,132	(126,316)

Total comprehensive income / (loss)	(3,482,678)	3,283,862
Net income attributable to non-controlling interests	1,062,963	2,182,262
Foreign currency translation attributable to non-controlling interests	—	693
Comprehensive income attributable to non-controlling interest	1,062,963	2,182,955
Comprehensive income / (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(4,545,641)	$1,100,907

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 30, 2013 and 2012

	Total	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (loss)	Common Stock	Preferred Stock	Additional Paid-in Capital	Non-controlling Interest
Balance at December 31, 2012	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income / (loss)	$(1,481,771)	$(4,376,529)	$—	$—	$—	$—	$2,894,758
Foreign currency translation adjustment	(149,158)	—	(149,158)	—	—	—	—
Preferred Stock dividends	(41,324)	(41,324)	—	—	—	—	—
Additional paid in capital from:							—
Incentive Stock Option Plan	76,245	—	—	—	—	76,245	—
Long Term Incentive Plan	16,899	—	—	—	—	16,899	—
Distribution to Non-controlling Interest Holders	(6,509,664)	—	—	—	—	—	(6,509,664)
Balance at September 30, 2013	$7,949,641	$(3,479,043)	$(136,975)	$94,037	$1,700	$9,241,901	$2,228,021

	Total	Accumulated deficit	Accumulated Other Comprehensive Income / (loss)	Common Stock	Preferred Stock	Additional Paid-in Capital	Non-controlling Interest
Balance at December 31, 2011	$11,487,910	$(68,109,729)	$(538,451)	$94,037	$3,893	$77,921,831	$2,116,329

Net income / (loss)	$3,585,360	$(457,082)	$—	$—	$—	$—	$4,042,442
Foreign currency translation adjustment	509,882	—	446,099	—	—	—	63,783
Preferred Stock dividends	(59,472)	(59,472)	—	—	—	—	—
Preferred Stock repurchased	(1,096,250)	—	—	—	(2,193)	(1,094,057)	—
Additional paid in capital from:
Incentive Stock Option Plan	21,410	—	—	—	—	21,410	—
Securities registration cost	(14,065)	—	—	—	—	(14,065)	—
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Quasi-Reorganization - elimination of accumulated deficit	—	68,626,283	92,352	—	—	(68,718,635)	—
Distribution to Non-controlling Interest Holders	(2,193,058)	—	—	—	—	—	(2,193,058)
Balance at September 30, 2012 - after quasi-reorganization	$12,270,394	$—	$—	$94,037	$1,700	$8,111,248	$4,063,409

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2013 and 2012
	Quasi Reorganization
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Consolidated net income / (loss)	$(1,481,771)	$6,289,778
Consolidated net loss from discontinued operations	—	(2,704,418)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	184,634	128,791
Quasi Reorganization adjustments	(144,091)	—
Impact from discontinued operations	—	1,081,568
Incentive Stock Option Plan expense	93,144	21,410
Deferred income taxes	4,883,935	120,536
Changes in assets and liabilities:
Accounts and other receivable	1,222,312	20,745,564
Retainage receivables	—	(190,560)
Accounts receivable - other	—	(390,026)
Accounts receivable-related party	(26,486)	638,114
Inventories	135,577	89,796
Prepaid expenses	(401,429)	2,498,940
Other current assets	—	21,478
Accounts payable	4,824,122	(22,743,548)
Retentions payable	—	170,000
Other payables	(394,631)	(652,947)
Billings in excess of costs and estimated earnings	1,339,490	6,631,222
Deferred revenue	135,974	—
Accrued other	(317,488)	179,475
Accrued purchase orders	(6,026,419)	4,180,219
Provision for corporate tax	48,534	(49,999)
Decrease of assets and liabilities of disposal group classified as held for sale, net	—	1,646,873
Net cash provided by operating activities	4,075,407	17,712,266
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,200,000
Capital expenditures	(828,429)	(229,089)
Net cash provided by (used in) investing activities	(828,429)	970,911
Cash flows from financing activities:
Proceeds from borrowings - related party	—	900,000
Payments on borrowings - related party	(228,773)	(700,000)
Proceeds from borrowings - bank vehicle loan	—	43,563
Repayment of borrowings - bank vehicle loan	(12,554)	—
Repurchase of Preferred Stock	—	(1,203,545)
Earnings distribution to and payments made on behalf of noncontrolling interest	(6,509,664)	(2,193,058)
Securities registration cost registration cost	—	(14,065)
Net cash used in financing activities	(6,750,991)	(3,167,105)

Effect of exchange rate changes on cash and cash equivalents	(57,765)	425,162
Net increase (decrease) in cash and cash equivalents	(3,561,778)	15,941,234
Cash and cash equivalents at beginning of period	$21,406,898	$2,933,894
Cash and cash equivalents at end of period	$17,845,120	$18,875,128
Cash paid during the period for interest	$3,075	$78,996
Cash paid during the period for interest - related party	$123,281	$65,432
Cash paid during the period for income taxes	$124,038	$250,841
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends payable	$41,324	$59,472

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

In this report, we use the terms “Pernix Group,” “Pernix,” “PGI,” “the Company,” “the Parent,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc. In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of September 30, 2013, the Company employs approximately 111 people and is 96.7% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its nine subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a Design-Build General Contractor in the public and private markets and Power Generation Services as a builder, manager and investor in Power Projects as an Independent Power Producer and as a General Contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the Republic of the Fiji Islands (Fiji), the Republic of Vanuatu (Vanuatu), Africa, the United Arab Emirates, Iraq, and the United States of America (U.S.). We provide services in construction, construction management, power and facility operations and maintenance services. The Corporate operations are a separately reported segment. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility operations and maintenance solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over fifteen years of experience providing all of our services in international territories. We believe that these attributes are the foundation of Pernix’s success.

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue the two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in Telesource CNMI (TCNMI) in the Commonwealth of the Northern Mariana Islands to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands Company. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of liabilities. For the period from January 1, 2012 through September 30, 2012, the loss from TCNMI discontinued operations was $1.6 million including a $1.4 million tax expense associated with the increase of the valuation allowance on the deferred tax asset.

Until March 2012, we also operated an RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). TransRadio was acquired in 2009 to serve as a global platform for cross-selling construction segment services. However, due to violence and political turmoil arising from the “Arab Spring” in the Middle East, coupled with poor economic conditions in Europe, orders for transmitters and antennae deteriorated. On March 26, 2012, the Company executed an agreement to sell its 82% interest in TransRadio to Bevita Commercial Corporation, a related party for which the Company is unable to determine the extent of common control, for $1.2 million settled in cash on March 28, 2012, the effective closing date of the sale. For the period from January 1, 2012 through March 28, 2012, the loss from TransRadio discontinued operations and the sale of TransRadio was $1.1 million, net of a taxes.

The purpose of these dispositions was to curtail future losses and to allow the Pernix management team to focus on the strategic initiatives pertaining to our Construction, Power and Corporate segments.

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

We have implemented certain strategies designed to minimize overhead costs and maintain a worldwide capacity to effectively execute complex projects. Such strategies include affiliating ourselves with highly capable subcontractors, joint venture partners and business partners (collectively referred to as strategic partners or strategic partnerships), strategically located around the world. By collaborating with strategic partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. For example, we brought forward a team of companies that included 140 offices worldwide, over 60,000 employees, working on five continents. By combining strategic partners with our own internal resources, we are positioned to offer existing and potential customers solutions to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the U.S. Department of State’s Bureau of Overseas Buildings Operations (the OBO), as well as select foreign governments. In most instances, the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage, for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its strategic partners have developed to grow our business and achieve customer satisfaction.

The OBO awarded contracts in 2011 totaling $121.5 million to the Company. In 2012 and during the first nine months of 2013, the OBO awarded a sole source award (the Sather project) and related change orders that we estimate will generate additional revenue of approximately $120.3 million, to Pernix-Serka Joint Venture (PS JV), a joint venture between the Company and Serka Insaat ve Ticaret, A.S. (Serka). On May 30, 2013, the OBO awarded a $6.6 million sole source award to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). The Baku project began in mid 2013 and completion is anticipated to occur in early to mid 2014. In addition, on September 3, 2013, PS JV was awarded a $10.8 million contract by the OBO for the installation of a Rainwater Capture and Storage System at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. PS JV is a joint venture with Serka Insaat ve Ticaret, A.S. (Serka). PS JV is 52% owned by Pernix and 48% by Serka. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies to closely manage its customer relationships and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in the regions in which it carries out its business.

In early 2011, PS JV was awarded a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with the OBO. The aforementioned awards in Iraq were granted within the scope of the IDIQ contract with the OBO. This contract provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally.

The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order. The overall IDIQ program is budgeted to provide awards totaling $12 billion over five years beginning in 2011 and ending in 2016. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract, should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts as described above.

In addition to the aforementioned OBO awards to PS JV, in the second quarter of 2011, Pernix Group, Inc. received an award notification in the amount of $18.1 million from the OBO for the rehabilitation of a U.S. Embassy located in Niger, Africa (the Niger Project). On August 3, 2011, we received a limited Notice to Proceed (NTP), which provided for the procurement and shipping of project materials. On August 16, 2011, the OBO exercised a bid alternate for the Niger project valued at $6.4 million to renovate additional office space, as well as other change orders since the original award, raising the total contract value of the Niger project to $25.3 million as of September 30, 2013. Pernix established a limited liability company in Niger in connection with this contract. In early July 2012, the Company received a final NTP from the OBO, at which time Company representatives joined OBO representatives in Niger for a kick-off meeting marking the commencement of full scale construction activities in Niger. The Niger project is expected to continue into the latter half of 2014.

In completing the OBO contracts awarded to date, we have strengthened our technical and management expertise, and developed relationships. We believe these attributes enable us to provide existing and future clients with a broad spectrum of services that leverage the expertise and the construction resumes of our strategic partners and of Pernix to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects, which Pernix may or may not be able to access on a stand-alone basis.

During the third quarter of 2012, the Company established an office in Dubai, United Arab Emirates, to position ourselves to serve new and existing customers in light of significant anticipated demand for construction services in the region that is forecasted for the next decade. In connection with this effort, the Company set up Pernix Technical Works (PTW), a limited liability company which is consolidated by Pernix Group, Inc., the primary beneficiary. In connection with this initiative, the Company entered into a lease agreement for office space in Dubai (See Note 13 in the notes to our condensed consolidated financial statements).

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV, (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). The Company designed and built a new embassy compound for the United States Department of State in Suva, Fiji from 2007 to 2010 through this joint venture. This project generated revenues totaling $54.9 million. We intend to leverage our experience in Fiji to bid on and obtain additional embassy and/or U.S. Government projects. The Department of State intends to build or rehabilitate up to 24 embassies, 13 consulates and more than 10 other capital security projects in the 2013 to 2018 timeframe and Pernix Group, together with our strategic partners, will continue to bid for this work.

Power Generation Services

In early 2013, the Company hired a VP of Power into a newly created role to manage Pernix's power business, including operations and maintenance (O&M) contract execution and construction and acquisition of new power generating facilities and related infrastructure in the U.S. and overseas. The VP of Power has over 30 years of experience in energy and independent power, structuring complex power projects including oversight of engineering, procurement and construction contract negotiations, fuels supply, asset management, project and plant acquisitions, operations management and owner's construction oversight, program management, power project development and project finance. Under his leadership, the Company is actively seeking to grow the Power segment.

Although virtually everyone in the world relies on power, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used, to the plethora of regulations governing the development and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and O&M of small to mid-size power plants and has the experience to build, operate, and maintain power plants as well as transmission and distribution grids. We manage and operate some of the plants that we build. Due to our years of experience, we have developed strong relationships with engine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems and Geographic Information Systems.

Pernix focuses on operating efficiency and reliability while never compromising safety, security or environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities we serve. Pernix Group power segment employees are not absentee operators. They live and work and depend upon the same power being provided to our customers.

Our power business segment includes construction and facilities O&M services. Specifically, Pernix Group provides plant engineering, design, procurement, construction, and O&M services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining diesel, hydro, bio-mass and solar power facilities. Pernix is unique within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix is also experienced in the upgrade of existing facilities to achieve additional capacity and operational efficiencies by upgrading and replacing outdated or worn out equipment while endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers.

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

The Company has a joint venture with UEI Holdings, LLC (UEI Holdings). The joint venture is called Pernix Universal Energy JV. Pernix owns 70% and UEI Holdings owns 30% of the joint venture. This arrangement enables Pernix to expand its offerings and adds significant capabilities. UEI Holdings has experience with diverse power sources and technologies, and over the past 15 years UEI Holdings has managed, commissioned, designed, or helped build over 50,000MW of power generation facilities.

Operations and Maintenance

Pernix Group’s O&M provides an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant process, performance, reliability and customer service. Our focus is on reducing costs and ensuring a safe and efficient working environment for all involved.

Pernix’s O&M services include maintenance and operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operations as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long-term operation of equipment. In all cases, Pernix makes significant effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work.

Transmission and Distribution Systems

Pernix Group has comprehensive experience building Transmission & Distribution (T&D) systems as well as maintaining and upgrading them to ensure efficient operation throughout the Power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions. Safety is a major concern of any T&D maintenance program, and all projects start with proper training on equipment usage, communication and teamwork. Our excellent safety records are receiving recognition from governments and we continually monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with many years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the most current T&D technologies.

Build, Own, Operate, Transfer (BOOT)

Pernix Group believes in utilizing the BOOT model to help our customers finance and manage their current and potential infrastructure projects. Up-front customer cash requirements are financed by organizations such as the World Bank, US EX-IM Bank and other international finance institutions (IFIs) that have a history of lending money to aid customers in improving and privatizing their infrastructure and the customer ultimately attains ownership of the final product. This is very similar in concept to a toll road. The BOOT model permits customers  to proceed with the development of desperately needed projects despite budget constraints, which would otherwise require deferring such projects well into the future. In other words, the BOOT model is a financial tool available to cash or budget constrained customers to achieve their infrastructure improvement goals, and is one of several financing options that the Pernix Group may be able to offer our clients.

Current Power Operations

We seek to invest in energy projects as an independent power producer (IPP) or by utilizing the BOOT model. To date, our energy projects have been located in the North and South Pacific. Our Power Generation Services segment currently operates in three countries and contributed $4.4 million, or 7.8% of our year to date 2013 revenue compared to $3.7 million or 3.9% for the comparable prior year period. We currently operate power plants in Fiji and we are currently managing the power structure in Vanuatu. In addition, in early 2013, the Power segment was awarded a $1.6 million contract to install underground cable between Lungga Power Station and Ranadi Sub-Station in the Solomon Islands for the Solomon Islands Electricity Authority (SIEA).

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

Pernix Fiji Limited (PFL) is a wholly-owned subsidiary of Pernix that conducts power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, Telesource Fiji, Limited, (TFL) changed its name to Pernix Fiji Limited (PFL) during the second quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The contract for this project expires in 2023 and includes management of a total of 74MW of diesel power generation capacity in Fiji.

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

As a further testament to FEA’s satisfaction with PFL, in late 2005, FEA awarded PFL another O&M contract for a 30MW extension to the Kinoya Plant. The expansion of the Kinoya Power Plant was carried out in close coordination with FEA, Caterpillar, Inc. and the existing plant personnel, all the while ensuring the safety of employees and equipment and without interruptions to its regular operations. The Kinoya Power Plant is fully compliant with the environmental regulations of Fiji, World Bank Guidelines, and good engineering practice recommendations for ground level exhaust emissions. In addition, FEA recently invited PFL to participate in bidding on a project to expand the power generation capacity in Fiji.

The FEA has rated the Vuda and Kinoya power stations, first and second out of five power stations in Fiji. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and PFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

Pernix Group set up a wholly-owned subsidiary in 2010 named Vanuatu Utilities and Infrastructure Limited (VUI) operating under the laws of Vanuatu. On January 1, 2011, VUI assumed responsibility for operating and maintaining a diesel power plant, hydro dam, and the entire T&D system for the city of Luganville and a 15 kilometer land locked radius from the boundaries of the City of Luganville on the Island of Espiritu Santo. Our scope includes all service connections, metering, billings, collections and customer service. In short, this is a turn-key utility operation. VUI operates under a short-term Memorandum of Understanding (MOU) that became effective on January 1, 2011 and was scheduled to terminate on August 31, 2011. The MOU was extended by the government of Vanuatu indefinitely on August 31, 2011 until a long-term concessionaire is selected. VUI has performed an assessment of the operations to determine the financial and operational metrics which will be the basis for negotiating a longer term 20 year concession deed and contract with the government of Vanuatu. Under the MOU, the Company receives various expense reimbursements and fees during this period for assuming the operations from the prior service provider. Such reimbursements and fees are, to a certain extent, dependent upon the Company's assessment of collectability, power usage and operational costs. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the Condensed Consolidated Statement of Operations. As of the date of this report, VUI continues to operate and maintain the system under the MOU and awaits a decision from the government of Vanuatu on the longer term concession deed.

The Utilities Regulatory Authority monitors and reports on the performance of electric utilities in Vanuatu. These reports bring transparency to the performance of the power providers, having recently described how well VUI provided services to its customers since VUI began to manage the power structure on Espiritu Santo, Vanuatu on January 1, 2011. This report found VUI to have performed well in all areas including network performance, safety performance, customer service, reliability and quality of supply, and legislative and regulatory compliance.

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

Discontinued Operations

Telesource CNMI, Inc.

On October 12, 2012, the Company sold its 100% interest in TCNMI to an unrelated party. TCNMI had a history of significant construction and power projects. Through TCNMI, we built, operated and maintained a 20MW diesel fuel power plant on the Island of Tinian in CNMI. TCNMI is located on the Island of Saipan with operations on the Island of Tinian; both islands being part of CNMI, which is a U.S. Commonwealth. Since its incorporation in 1997, TCNMI executed over $80 million of construction work in CNMI. TCNMI financed, designed and built the 20MW diesel fuel power plant on the Island of Tinian on a 20 year BOOT basis.

The Company's decision to sell its interest in TCNMI was approved by its Board of Directors and was intended to allow the Company to focus its efforts on operations that are expected to provide a higher return on investment and higher growth potential. The loss on the operations of the discontinued TCNMI entity was $1.6 million for the nine month period and income from operations of $0.1 million for the three month period ended September 30, 2012, respectively, and is presented as loss from discontinued operations. The 2012 nine month loss included a second quarter of 2012 charge related to a $1.4 million tax expense associated with the increase in the valuation allowance on the deferred tax asset, as management no longer considered it more likely than not that the Company would utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit (See Notes 7, 13 and 20 in the notes to our condensed consolidated financial statements).

RF Transmitter Design, Installation and Service

In March 2012, the Pernix Group management team requested approval from the Board of Directors to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture is intended to curtail losses that have been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012, which was settled in cash on March 28, 2012, the effective closing date of the sale. The loss from discontinued operations and the sale of the TransRadio entity was $1.9 million for the period from January 1, 2012 through March 28, 2012 (See Note 7 in the notes to our condensed consolidated financial statements).

2. Quasi Reorganization

The Company’s management team has transformed the Company through the 2012 disposition of an unprofitable business entity, the curtailment of certain potential legal judgments and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005, management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations and built its contract backlog. Before electing to effect a quasi-reorganization as of September 30, 2012, the Company assessed that it had reached a turning point in its operations.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805 Business Combinations to restate assets and liabilities at fair value. The Company performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 under ASC 805 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its stockholders and its Board of Directors to implement a quasi-reorganization and followed these principles:

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

•

Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities to the extent they were deemed realizable. In accordance with the quasi-reorganization requirements, to the extent that tax benefits existed at the date of the quasi-reorganization implementation and were reserved for by a valuation allowance at that time, if they are subsequently realized in periods after the quasi-reorganization the credit will be recorded directly to equity, when realized.

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

•

The Company’s earnings and accumulated other comprehensive income subsequent to September 30, 2012 are separately presented as “Retained earnings - since September 30, 2012” and “Accumulated other comprehensive (loss) / income - since September 30, 2012” on the face of the balance sheet and this presentation will be carried forward for ten years until at least September 30, 2022.

•

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of Quasi-Reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the Quasi-Reorganization date). The primary areas of those preliminary estimates that were not yet finalized relate to inventory and identifiable intangible assets and during the fourth quarter of 2012, a downward revision of $0.3 million was recorded to the value allocable to inventory and an upward revision of $0.3 million was recorded to the value of contracts along with other minor revisions. The contracts recorded in connection with the quasi-reorganization of less than $0.3 million are considered to be Level 3 estimates. The measurement period on these preliminary estimates closed as of September 30, 2013.

Below is a summary of assets and liabilities as of September 30, 2012 and the adjusted fair value for each type of asset and liability after reallocation:

		Quasi-Reorganization Adjustments
	As of September 30, 2012 Carrying Value Prior to Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	Adjusted Carrying Value after Quasi-Reorganization
Other current assets	$28,224,080	$28,224,080	N/A	N/A	—	$28,224,080
Inventories	1,488,543	1,701,133	N/A	N/A	—	1,701,133
Total current assets	29,712,623	29,925,213	N/A	N/A	—	29,925,213
Short-term debt – related party	1,018,089	1,078,000	N/A	N/A	—	1,078,000
Other current liabilities	19,319,030	19,319,030	N/A	N/A	—	19,319,030
Total current liabilities	20,337,119	20,397,030	N/A	N/A	—	20,397,030
Net current assets	9,375,504	9,528,184	N/A	N/A	—	9,528,184
Non-current deferred taxes, net	3,855,193	3,855,193	N/A	N/A	—	3,855,193
Non-current assets (deposits)	57,863	57,863	N/A	N/A	—	57,863
Other non-current assets
Plant and Equipment	415,174	427,163	0.06	409,480	0.06	17,683
Construction and power contracts	—	6,540,000	0.94	6,269,258	0.94	270,742
Total other non-current assets (excludes deferred taxes)	415,174	6,967,163	1.00	6,678,738	1.00	288,425
Non-current liabilities
Long-term debt – related party	1,316,341	1,342,273	N/A	N/A	N/A	1,342,273
Total Net Non-current assets (excluding deferred taxes)	(901,168)	5,624,890	1.00	6,678,738	1.00	(1,503,848)
Total Net Assets	$12,387,392	$19,066,130	1.00	6,678,738	1.00	$12,387,392

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

As a result of the Quasi-Reorganization, the condensed consolidated statements of operations and cash flows for the nine month and three month periods ended September 30, 2013 and 2012 are not comparable. The condensed consolidated statements of operations and cash flows for the periods ended September 30, 2013 reflect approximately $0.1 million of additive income items from the Quasi-Reorganization and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 2012 are prepared on the Company’s historical basis of accounting. As such, the 2013 condensed consolidated financial statements are labeled “Quasi-Reorganization,” except the balance sheets which are both on the Quasi-Reorganization basis of accounting; however, the 2012 condensed consolidated financial statements are not labeled “Quasi-Reorganization.”

3. Significant Accounting Policies

Basis of Presentation— The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ended December 31, 2013.

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and material variable interest entities in which the Company is the primary beneficiary. All intercompany accounts have been eliminated in consolidation. The condensed consolidated financial statements of the Company for the nine and three month periods ended September 30, 2013 as well as the condensed consolidated balance sheet as of December 31, 2012, present “fresh start” accounting associated with the quasi-reorganization (See Note 2 to our condensed consolidated financial statements).

Reclassification— Certain reclassifications were made to prior years’ amounts, including the retroactive reclassification of 2012 results of TCNMI’s operations ($1.6 million loss for the nine month period and $0.1 million income for the three month period ended September 30, 2012) to discontinued operations presentation in the condensed consolidated statement of operations as described above.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the condensed consolidated financial statements relate to revenues under long-term contracts, the increase of the valuation allowance against deferred tax assets and the estimates and assumptions used in the valuations obtained in connection with the quasi-reorganization that are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

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

Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. As of September 30, 2013 and 2012, the Company had no significant receivables related to contract claims.

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

Deferred Taxes - Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. We review the need for a valuation allowance and the adequacy thereof at least quarterly. Whether a deferred tax asset may be realized requires considerable judgment by us. In considering the need for a valuation allowance, we consider a number of factors including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements, to the extent that tax benefits existed at the date of the quasi-reorganization implementation and were reserved for by a valuation allowance at that time, if they are subsequently realized in periods after the quasi-reorganization the credit will be recorded directly to equity, when realized.

4. Recently Adopted Accounting Pronouncements

In March 2013, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.3 million related to TransRadio during the first quarter of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the condensed consolidated statement of changes in stockholders’ equity for the three months ended September 30, 2012.

In February 2013, the FASB issued an ASU that requires an entity to report items reclassified out of accumulated other comprehensive income to enable users to understand the impact of such reclassifications on income or to a balance sheet account. The Company has complied with this reporting requirement. In connection with the quasi-reorganization implemented as of September 30, 2012, the Company has reclassified $0.1 million from accumulated other comprehensive income to additional paid in capital in accordance with accounting guidance for “fresh start” accounting. In addition, the Company disclosed the $0.3 million release of foreign currency translation into income in connection with the sale of TransRadio as mentioned above. This guidance does not have a material impact on our condensed consolidated financial statements or disclosures.

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. GAAP previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company has complied with the requirements of this update during 2013 and 2012. The update, however, is not effective until fiscal years, and interim periods within those years, beginning after December 15, 2013. The update is not expected to have a material impact on our condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued an ASU that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and an entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this guidance as of January 1, 2012 and it did not have a material impact on our condensed consolidated financial statements or disclosures as the Company does not have significant offsetting arrangements.

In September 2011, the FASB issued an ASU which affects the impairment testing of goodwill. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in ASC 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in ASC 350-20-35-9. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this guidance as of January 1, 2012. The Company currently has no goodwill recorded on its balance sheet. Therefore, this update does not impact our financial statements or disclosures.

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

In April 2013, the FASB issued an ASU that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU should be adopted prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This ASU is not currently applicable to Pernix Group, Inc.; therefore, we do not expect adoption to have a material impact on our financial statements or disclosures.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at September 30, 2013 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the nine month periods ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012
Beginning balance	$67,901,575	$70,996,164
New construction contracts / amendments to contracts	36,967,760	100,736,725
Less: construction contracts revenue earned	(51,867,426)	(91,503,758)
Ending balance	$53,001,909	$80,229,131

Management anticipates that approximately $20.5 million of the $53.0 million backlog as of September 30, 2013 will be recognized as revenue during 2013 and the remaining $32.5 million after 2013. The table does not include revenue associated with our long-term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The backlog table above also does not include revenue associated with modifications received after September 30, 2013.

7. Discontinued Operations

As part of a strategic plan formulated in early 2012, the Company embarked on a review of returns on its operating activities and decided to consider strategic options for two underperforming operating components. In connection with this plan, the Company ultimately decided to discontinue two operating components in 2012. Effective October 12, 2012, the Company sold 100% of its interest in TCNMI to Marianas Energy Technology, Inc., a CNMI Company and an unrelated third party. The sale price was consistent with the fair market value at $1,000 settled in cash on the closing date coupled with buyer assumption of all liabilities. For the nine month periods ended September 30, 2013 and 2012, the loss from the TCNMI discontinued operations was $0.0 and $1.6 million, respectively. Pernix Group, Inc. sold TCNMI to focus its efforts on construction services and power operations/power construction that are expected to provide a higher return on investment and higher growth potential.

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

Following is a summary of loss from the operations and sale of TransRadio and TCNMI for the nine and three-month periods ended September 30, 2012 (in millions). There were no such losses in the comparable 2013 period.

		September 30, 2012
Loss from operations and sale of TransRadio and TCNMI for the nine months ended September 30, 2012 (in millions)		TransRadio	TCNMI
Revenues		$1.0	$1.2
Cost of goods sold		0.6	0.8
Operating expenses and other		1.1	0.6
Operating loss before income tax (expense) benefit of $0.8 for TransRadio and ($1.4) for TCNMI, respectively		(0.7)	(0.2)
Income tax (expense) benefit on discontinued operations and sale		0.8	(1.4)
Gain (loss) on sale of TransRadio discontinued operations		(1.9)	N/A
Loss on discontinued operations recorded in income, net		$(1.1)	$(1.6)

		September 30, 2012
Loss from operations and sale of TransRadio and TCNMI for the three months ended September 30, 2012 (in millions)		TransRadio	TCNMI
Revenues	$	N/A	$0.4
Cost of goods sold		N/A	0.2
Operating expenses and other		N/A	0.1
Operating income before income tax (expense)		N/A	0.1
Income tax (expense) benefit on discontinued operations and sale		N/A	0.0

Gain on discontinued operations recorded in income, net	$	N/A	$0.1

8. Short-term and long-term borrowings

As of September 30, 2013 and December 31, 2012, the Company has $2.25 million of outstanding debt under agreements with Bent Marketing, a related party. In addition, the Company has $0.2 million outstanding debt under an agreement with Baron Real Estate Holdings, Ltd., a related party. The interest rate on the borrowings is 5% and 4% per annum for Bent Marketing and Baron Real Estate Holdings, Ltd., respectively. As a result of the quasi-reorganization, the carrying values of short and long-term related party debt with Bent Marketing were increased by $0.1 million in total. The interest expense during the nine month periods ended September 30, 2013 and 2012 amounted to approximately $82,175 and $88,918, respectively, after the impact of the quasi-reorganization amortization adjustment that affects the 2013 amounts (See Note 2 to the condensed consolidated financial statements).

Pernix Group, Inc. debt agreements

Included in the debt outstanding with Bent Marketing as of September 30, 2013 and December 31, 2012 is a $1.0 million short-term debt agreement that was entered into during May 2011. On August 29, 2013, the due date for the remaining $1.0 million outstanding debt under this agreement was extended to August 31, 2014. Accrued interest due as of the extension date totaled approximately $50,000 and was repaid in connection with the extension. Outstanding short-term debt also includes a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and is due on or before September 9, 2014. Finally, short-term debt as of September 30, 2013 also includes $0.2 million outstanding debt under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.

On November 28, 2011, the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May 2012, along with accrued interest.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short-term loans to TransRadio. The interest rate on both loans was 5% and the loans were due on September 30, 2012 and March 14, 2013, respectively. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp. (a related party), assumed the loans. During May 2012, the loans of $350,000 and $325,000, respectively, for a total of $675,000 plus accrued interest of $13,052 were repaid.

PFL / PGI debt agreements

In December 2011, PFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) for FJD 1 million ($0.5 million USD as of September 30, 2013 and $0.6 million USD as of December 31, 2012), and secured by all real and personal property of PFL. A FJD 5,000 ($3,000 USD as of December 31, 2011) fee was paid to establish the line of credit and a commitment fee of 1% per annum is charged in cases where the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The fee is calculated on the undrawn line of credit balance, initially assessed three months from the date of acceptance, and monthly thereafter until the line of credit is fully drawn. The interest rate applicable to the facility is the Bank's published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum). As of September 30, 2013 and December 31, 2012, $0.45 million USD (FJD 0.831 million) of the line of credit established was reallocated to facilitate the issuance of the performance security and advance payment guarantee to Solomon Islands Electricity Authority on behalf of PFL and Pernix Group, Inc. An establishment fee of 1.75% of the guarantee amount was charged followed by a semi-annual fee of 1.75%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The line of credit was established for working capital purposes.

TransRadio debt agreements

On September 20, 2011, TransRadio extended its short-term loan agreements with Bent Marketing, Ltd. and Fedor Commercial Corporate Loans at their original interest rate of 5% per annum. As of December 31, 2011, the outstanding amounts under these arrangements were $389,000 and $559,000 payable to Bent Marketing, Ltd. and Fedor Commercial Loans, respectively. Bent Marketing Ltd. is a related party in that one of its Directors is also a Director for Halbarad Group, Ltd., BVI, and Affiliates, and Ernil Continental, S.A., BVI that hold a significant ownership interest in Pernix Group, Inc. The loans remained outstanding as of the date when the Company sold TransRadio and these amounts are no longer reported in the Company’s condensed consolidated financial statements.

9. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of September 30, 2013 and December 31, 2012 were as follows:

Cost and Estimating Earnings on Uncompleted Contracts	September 30, 2013	December 31, 2012
Cost incurred on uncompleted contracts	$193,241,733	$147,874,837
Estimated earnings	20,833,238	14,332,709
Total cost and estimated earnings	214,074,971	162,207,546
Less: Billings to date	224,331,844	171,124,928
Net	$(10,256,873)	$(8,917,382)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	10,256,873	8,917,382
Total billings in excess of costs and estimated earnings on uncompleted contracts	$10,256,873	$8,917,382

10. Equity

Preferred Stock

The Company has 500,000 shares of authorized Preferred Stock. 100,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 6.5%, have no voting rights and rank senior to common stock. As of September 30, 2013 and December 31, 2012, no Series A Preferred Stock is issued or outstanding.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the first nine months of 2013 and for the year ended December 31, 2012, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. The Series B Preferred Stock conversion rate was amended to allow for conversion at a rate of 1:1 on a pre-reverse stock split basis (15:1 preferred into common shares on a post reverse stock split basis). On April 2, 2012, the Company repurchased 219,250 Series B Cumulative Convertible Preferred Shares (Series B Preferred Shares) from its majority stockholders, Ernil Continental, S.A., BVI, and Halbarad Group, Ltd., BVI. As of September 30, 2013 and December 31, 2012, 170,000 shares of the Series B Preferred Stock were issued and outstanding and would have converted into 11,334 shares of common stock, respectively, if converted. As of September 30, 2013 and December 31, 2012, preferred share dividends of $172,212 and $130,887, respectively, were accrued. The dividends for the nine months ended September 30, 2013 and 2012 were $41,324 and $59,472, respectively. No dividends were paid during the nine or three month periods ended September 30, 2013 or during the three month period ended September 30, 2012. $0.1 million of dividends were paid in connection with the April 2012 preferred stock repurchase from its majority shareholders.

Common Stock

As of September 30, 2013 and December 31, 2012, 9,403,697 shares of the Company’s common stock were issued and outstanding. During the nine month periods ended September 30, 2013 and 2012, Pernix Group issued no common shares.

11. Earnings Per Share

Basic and diluted net income (loss) per common share is presented in accordance with the Statement of Financial Accounting Standards Earnings Per Share disclosure requirements, for all periods presented. In accordance with the pronouncement, basic and diluted net income (loss) from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of 11,334 and 25,950 common shares from the conversion of preferred stock is excluded from the diluted earnings (loss) per share calculation for the nine month and three month periods ended September 30, 2013 and 2012, respectively, because to assume conversion would be anti-dilutive. There were 175,000 stock options awarded during the first nine months of 2012 and 426,000 stock options awarded during the first nine months of 2013. Of these options, only 23,500 are vested as of September 30, 2013 and no such options were yet vested as of September 30, 2012. None of these options are included in the calculation of diluted earnings (loss) per share for the nine or three month periods ended September 30, 2013 or 2012 because to do so would be antidilutive using the treasury stock method. These options are not participating (See Note 12 in the notes to our condensed consolidated financial statements).

In accordance with the earnings per share presentation and disclosure requirements pertaining to discontinued operations, the Company also presented on the face of the condensed consolidated statements of operations the basic loss per share from discontinued operations for the nine and three month periods ended September 30, 2012. The dilutive impact of the options and preferred stock were not included in the loss per share from discontinued operations as the inclusion would be anti-dilutive. There were no losses from discontinued operations during 2013.

12. Stock-based compensation plans

2013 Long-Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. The purpose of the LTIP is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the common stock through the granting of awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. This plan will expire in December 2022. 785,000 shares have been allocated in total to cover any and all award types under the LTIP. There were no awards outstanding under this plan as of December 31, 2012. On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors. These options remain outstanding and are not vested as of September 30, 2013.

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

The plan provides for the granting of stock-based compensation to certain employees. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the nine months ended September 30, 2013 or 2012.

The related option awards are classified as equity and as such are valued at the grant date and are not subject to remeasurement. The options vest ratably and annually on the anniversary of the grant date over the vesting period which ranges from 3 to 5 years. The options were valued using the Black-Scholes option pricing model. The fair value is net of any amount that an employee pays (or becomes obligated to pay) for that instrument when it is granted.

The following summarizes stock option activity for the nine months ended September 30:

	2013		2012
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	152,500	$2.09	—	$—
Granted	347,500	2.09	175,000	2.09
Exercised	—	N/A	—	N/A
Forfeited / expired	115,750	N/A	22,500	N/A
Options outstanding, at September 30	384,250	2.09	152,500	2.09
Options exercisable, at September 30	23,500	$2.09	—	$2.09

	2013		2012
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$—	N/A	$	N/A
Granted	78,500	2.09	N/A		N/A
Exercised	—	N/A	N/A		N/A
Forfeited / expired	—	N/A	N/A		N/A
Options outstanding, at September 30	78,500	2.09	N/A		N/A
Options exercisable, at September 30	—	$—	N/A	$	N/A

The following table summarizes information about stock options outstanding at September 30, 2013:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
ISOP	384,250	8.3	$2.09	$—

LTIP	78,500	9.3	$2.09	$—

No stock options were exercisable as of December 31, 2012.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $1.00 per option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30, 2013	September 30, 2012

Risk-free interest rate	1.1%	1.2%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Expected life in years	6.0	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. The forfeiture rate utilized approximates 25% based on current employee termination patterns estimated as of September 30, 2013. If actual experience deviates in the future, the forfeiture rate will be adjusted to reflect it for future awards which the Company anticipates will be made during 2014 and beyond.

Total share-based compensation expense for the nine months and three months ended September 30, 2013 was $93,100 and $32,500, respectively. Total share-based compensation expense for the nine months and three months ended September 30, 2012 was $21,400 and $6,500, respectively. As of September 30, 2013 and December 31, 2012, there was $0.4 and $0.1 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 3.5 years, equivalent to the weighted average vesting period of all option awards.

The Company received no cash during the quarters ended September 30, 2013 and 2012, respectively, related to stock awards exercised as no options were exercised during the periods. 115,750 and 22,500 options were forfeited or cancelled during the nine months ended September 30, 2013 and 2012. In addition, 7,000 options that were previously vested were forfeited on August 3, 2013. Such forfeitures and cancellations are expected to reduce the remaining unamortized compensation expense by approximately $0.1 million over the 2012 through 2016 timeframe.

13. Commitments and Contingencies

In 1999, TCNMI was awarded a contract to build 45 housing units for the Northern Mariana Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation filed a lawsuit against TCNMI and two other parties that involved allegations of various construction, design and other defects. Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also filed counter- and cross-claims. During the first quarter of 2012, the Company recorded an increase of $0.2 million of expense accruals for additional legal fees related to the Koblerville case and reflected in the loss from discontinued operations. This additional accrual increased the total accrual to $1.1 million including $0.8 million offered to settle the litigation. On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of liabilities, to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI. Management believes the sale has curtailed the potential Koblerville case liability exposure to Pernix Group, Inc.

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of September 30, 2013 there are no potential VUI losses that are probable and no accrual is deemed necessary.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the power plants the Company manages it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approximately $0.7 million USD as of September 30, 2013) if found to be negligent or 750,000 FJD (or approximately $0.4 million USD as of September 30, 2013) if not found to be negligent in accordance with its agreement with the Fiji Electric Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approximately $0.1 million USD) as of September 30, 2013.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by PFL. PFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. PFL has not been found to be negligent in connection with this incident. Therefore, under the policy, PFL had a deductible in the amount of 750,000 FJD related to the property damage and a deductible related to the business interruption coverage of 250,000 FJD, for a total of approximately $550,000 USD, all of which was accrued in the third quarter of 2011. In addition, ancillary costs including service engineer, overtime and other expenses totaling $300,237 FJD ($168,463 USD) were accrued as of December 31, 2011. In May 2012, PFL paid a total deductible of FJD 950,000, approximately $537,700 USD, related to the August 2011 engine failure and related business interruption in accordance with its agreement with the Fiji Electric Authority. The final deductible settlement and ancillary costs totaled approximately $0.1 million less than what had been accrued in 2011 and that $0.1 million adjustment to the estimate was recorded as a reduction in operating expenses in the second quarter of 2012.

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

On August 5, 2013, PFL experienced a diesel engine incident. A 7.5 MW engine was damaged by what we believe to be a component failure. PFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electric Authority. A notice of loss has been filed with the insurer. During the third quarter of 2013, PFL accrued 251,000 FJD ($135,000 USD as of September 30, 2013) for the portion of repair cost that PFL anticipates incurring in connection with this failure. No additional material impact is anticipated on future results of operations as the component failure was minor and there is enough additional capacity to provide for anticipated diesel power demand.

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

Minimum rental commitments under all non-cancelable operating leases having an initial or remaining lease term in excess of 1 year are primarily related to property, vehicles, and construction equipment. There was no significant rental income from subleases during these periods. Commitments under such leases, in effect at September 30, 2013, are:

Year	Total Lease Payments
2013	$59,856
2014	167,125
2015	142,876
2016	5,787
2017	—
Thereafter	—
Total	$375,644

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings and equipment which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the

Company’s current lease agreements have been determined to be capital leasing agreements. Lease expense was approximately $0.2 million for the nine month periods ended September 30, 2013 and 2012.

Lease commitments have been reduced from $1.1 million since January 1, 2012 to $0.4 million as of September 30, 2013 principally reflecting the purchase of our corporate headquarters building that was previously leased, as well as the sale of TransRadio, which had lease commitments at the time of the sale.

During the fourth quarter of 2011, the Company’s joint venture, PS JV, entered into a lease agreement with ICS Serka LLC, for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years, resulting in an average monthly rent expense of $10,968. The base monthly amount excludes operating charges. PS JV will be responsible for prorated operating charges during each calendar year. The total rent expense during the nine months and three months ended September 30, 2013 and 2012 under this lease was $101,487 and $96,728, respectively, and $33,875 and $32,242, respectively.

14. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

We enter into various arrangements not recognized in our condensed consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are noncancelable operating leases (See Note 13 in the notes to our condensed consolidated financial statements).

15. Fair Value Disclosures

As of September 30, 2013 and December 31, 2012, the Company has $2.5 million and $2.3 million of outstanding debt under agreements with related parties. $2.3 million of the debt was entered into prior to the quasi reorganization and as such the carrying values of related party debt were increased to reflect fair value. These increases were from $1.0 million to $1.1 million for short-term related party debt and from $1.2 million to $1.3 million, for the long-term related party debt. Also included in short-term debt as of September 30, 2013 is $0.2 of debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note is payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013. As of September 30, 2013 and December 31, 2012, the fair value of these financial instruments approximates the carrying value because the remaining term of the new agreement is only six months and the amount outstanding is only $0.2 million as of September 30, 2013 (See Note 8 in the notes to our condensed consolidated financial statements).

From time to time, the Company holds financial instruments, receivables related to sales-type leases, and foreign currency contracts. As of September 30, 2013 and December 31, 2012, the Company did not hold any such financial instruments.

16. Fair Value Measurements

Effective October 1, 2009, the Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as intangible and other long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of these assets, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During the first quarter of 2012, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $0.5 million. These assets were removed in connection with the sale of TransRadio in March 2012. The Company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis as of September 30, 2013 or December 31, 2012 except for the inventory and contract assets valued and recorded in connection with the quasi-reorganization. Based on review of recoverability by management, it was determined that these assets are not impaired as of September 30, 2013 or December 31, 2012.

17. Related Party Transactions — Not Described Elsewhere

The Company’s stockholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2013 and December 31, 2012. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 50 years’ experience.

Furthermore, as noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture successfully completed a contract to construct a new U.S. Embassy in Fiji. The joint venture limited partnership agreement between SHBC and Pernix Group also requires a payment to SHBC of 6.5% per annum of the unreturned capital. The Company accrued $61,144 and $60,031 of interest payable to SHBC for unreturned capital during the nine month periods ended September 30, 2013 and 2012, respectively.

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

In December 2012, the Company amended this lease agreement for the corporate headquarters to accommodate its growing workforce. The lease amendment increased the leased space from 6,475 square feet to 11,177 square feet. The amended monthly rent was $12,867, increased from $7,330 per month on average. The amendment went into effect on January 1, 2013. In the first quarter of 2013, the Company purchased the building in which the Corporate headquarters are located and in connection with this purchase the lease commitment of $12,867 per month was terminated and no longer represents a commitment as of September 30, 2013.

The Company now leases office space to Computhink (a related party) under a 5 year operating lease for $5,347 average rent per month. Rental income from Computhink amounted to $37,426 and $0 for the nine months ended September 30, 2013 and 2012, respectively, and is based on market rental rates for similar office space in the vicinity.

The Company charged Computhink $30,748 and $71,854 for IT support services during the nine months ended September 30, 2013 and 2012, respectively. Computhink charged the Company $6,641 and $42,668 during the nine months ended September 30, 2013 and 2012, respectively, for computer software services and occupancy related expenses.

Total related party accounts receivable and payables, net are summarized as follows:

	September 30, 2013	December 31, 2012
Accounts receivable from Computhink	$41,356	$12,218
Accounts receivable from Baron R.E.	985	10,823
Accounts receivable from SHBC	7,186	—
Accounts payable to Baron R.E.	—	(11,667)
Total	$49,527	$11,374

18. Bank Deposits in Excess of FDIC Limits

The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. During 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, accounts that are non-interest bearing were insured up to the full amount on deposit until January 1, 2013, when the unlimited insurance provision expired and the amount of insurance is once again reduced to $250,000 per institution. As of September 30, 2013 and December 31, 2012, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $15.5 and $0.4 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of September 30, 2013 and December 31, 2012, the amount of bank deposits in these financial institutions was $1.7 and $0.7 million, respectively.

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

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$51,867,426	$4,351,678	$88,226	$56,307,330
Interest (expense)	—	(3,026)	—	(3,026)
Interest (expense) - related party	(61,144)		(39,897)	(101,041)
Interest income	—	368	2,120	2,488
Depreciation and amortization	29,216	7,724	14,675	51,615
Income tax benefit / (expense), continuing operations	(3,415,973)	(1,355,321)	(337,150)	(5,108,444)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(1,923,801)	355,539	(2,849,591)	(4,417,853)
Total capital expenditures	377,394	42,623	1,174,328	1,594,345
Total assets from continuing operations	16,575,183	4,394,820	8,381,136	29,351,140

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2012

	General Construction	Power Generation Services	Corporate	Total
Revenue	$91,534,120	$3,693,407	$—	$95,227,527
Interest (expense)	(42)	(16,011)	—	(16,053)
Interest (expense) - related party	(60,005)	—	(77,873)	(137,878)
Interest income	7	135	2,913	3,055
Depreciation and amortization	3,325	102,215	23,250	128,790
Income tax benefit / (expense)	1,479,888	(234,084)	(1,326,752)	(80,948)
Net income/(loss) attributable to the stockholders of
Pernix Group Inc. and Subsidiaries	4,646,281	1,104,783	(3,563,199)	2,187,864
Total capital expenditures	77,502	102,282	49,305	229,089
Total assets from continuing operations	26,265,487	4,233,215	3,122,540	33,621,242

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2013
	General Construction	Power Generation Services	Corporate	Total

Revenue	$19,688,714	$1,662,443	$35,420	$21,386,577
Interest (expense)	—	886	(1,783)	(897)
Interest (expense) - related party	(20,718)	—	(17,765)	(38,483)
Interest income	—	148	639	787
Depreciation and amortization	9,350	2,326	6,150	17,826
Income tax benefit / (expense), continuing operations	(3,291,969)	(1,208,663)	(450,106)	(4,950,738)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(2,493,177)	(689,495)	(1,395,027)	(4,577,699)
Total capital expenditures	324,179	33,298	16,307	373,784
Total assets from continuing operations	16,575,183	4,394,820	8,381,136	29,351,140

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2012

	General Construction	Power Generation Services	Corporate	Total

Revenue	$33,286,848	$1,425,074	$—	$34,711,922
Interest (expense)	—	(2,274)	—	(2,274)
Interest (expense) - related party	(20,214)	—	(28,371)	(48,585)
Interest income	—	36	996	1,032
Depreciation and amortization	1,492	24,925	9,845	36,262
Income tax benefit / (expense)	954,688	(321,182)	(949,722)	(316,216)
Net income/(loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	2,677,439	58,811	(1,653,855)	1,082,395
Total capital expenditures	43,032	739	-	43,771
Total assets from continuing operations	26,265,487	4,233,215	3,122,540	33,621,242

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.) Revenue provided in the geographic table is for the nine months and three months ended September 30, 2013 and 2012.

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	September 30, 2013	December 31, 2012

Revenue and net fixed assets from continuing operations
United States	$51,955,652	$91,534,120	$1,146,520	$5,437
Fiji	3,174,856	2,625,093	50,497	2,389
Vanuatu	1,176,822	1,068,314	9,351	16,513
Other	—	—	45,171	—
Total	$56,307,330	$95,227,527	$1,251,539	$24,339

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	September 30, 2013	December 31, 2012

Revenue and net fixed assets from continuing operations
United States	$19,724,134	$33,286,848	$1,146,520	$5,437
Fiji	1,236,441	1,088,765	50,497	2,389
Vanuatu	426,002	336,309	9,351	16,513
Other	—	—	45,171	—
Total	$21,386,577	$34,711,922	$1,251,539	$24,339

Major Customer

A major customer of the General Construction segment is OBO which awarded to PS JV two task orders under the IDIQ contract for design and construction services to build Containerized Housing Units CHUs in Baghdad, Iraq, a sole source award for security upgrades at the U.S. embassy in Baku, Azerbaijan, an award to upgrade an embassy in Freetown, Sierre Leone Africa, as well as, an award to PGI for the Niamey, Niger embassy rehabilitation contract. The two task orders and related change orders under this IDIQ and the three embassy projects provided combined revenue of $51.6 million and $91.1 million during the nine months ended September 30, 2013 and 2012, respectively. This revenue accounted for 91.7% and 95.70% of total revenue from continuing operations for the periods. On May 3, 2012 a “Certificate of Substantial Completion” was received related to the list of construction activities under the partial Termination for Convenience on Shield (the first task order under the IDIQ). The second task order (Sather) is 82.3% complete as of September 30, 2013. The Niger, Baku, and Freetown projects are 47.2%, 5.8%, and 0.1% complete, respectively, as of September 30, 2013. In January 2013, the OBO exercised Option Year 2 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2014.

20. Income taxes

The Company computes an estimated annual effective tax rate considering ordinary income and related income tax expense, on a quarterly basis. Ordinary income refers to income (loss) before income tax expense, excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of September 30, 2013, the Company maintained a full valuation allowance against all deferred tax assets totaling $27.2 million.  As of December 31, 2012, the Company maintained a $23.3 million valuation allowance against deferred tax assets. These valuation allowances as of September 30, 2013 and December 31, 2012, were recorded subsequent to the implementation date of the quasi-reorganization (See Note 2 in the notes to our condensed consolidated financial statements). The valuation allowance is primarily related to the loss on the sale of TCNMI.

The income tax expense is $5.1 million for the nine months ended September 30, 2013, principally reflecting management's decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company's liquidity, cash flows, or its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of September 30, 2013. Therefore, as of September 30, 2013, future ordinary pretax earnings of up to $69.0 million attributable to Pernix Group, Inc. are expected to have a dollar for dollar additive impact to stockholders' equity due to the utilization of the net operating loss carryforwards which renders unnecessary the payment of cash for U.S. Federal, Illinois and Virginia state income taxes. The need for a valuation allowance increase and / or reduction is assessed each quarter and as such the valuation allowance may be reduced if and when additional new business, tax planning strategies and other factors collectively support such a reduction from the September 30, 2013 fully reserved status.

Central to management's decision to increase the valuation allowance during the 2013 third quarter was the level of new business and change orders won during the first nine months of 2013 ($39.7 million compared to $100.7 million for the comparable prior year period). The reduction of new business won year over year, when considered along with other positive and negative factors, contributed to management's decision to increase the valuation allowance as of September 30, 2013. The need for a valuation allowance increase and / or reduction is assessed each quarter and as such the valuation allowance may be reduced if and when additional new business, tax planning strategies and other factors collectively support such a reduction from the September 30, 2013 fully reserved status.

In addition to the deferred tax expense, the Company incurred a $0.2 million Fijian current tax expense related to PFL taxable income. The Company maintains a permanent reinvestment strategy pertaining to the reinvestment of income earned by PFL in Fiji.

During the second quarter of 2012 the Company increased its valuation allowance and income tax expense related to TCNMI by $1.4 million, as management no longer considered it more likely than not that the Company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit. The $1.4 million income tax expense is reflected as loss from discontinued operations in the statement of operations for the nine months ended September 30, 2012. The CNMI deferred tax assets that existed as of September 30, 2012 were fully reserved for as of September 30, 2012.

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

21. Subsequent Events

During October 2013, PFL increased its line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) to FJD 2 million ($1.06 million USD as of September 30, 2013 and $0.6 million USD as of December 31, 2012). The liability is secured by all real and personal property of PFL and a corporate guarantee of FJD 1 million ($0.53 million USD), issued by Pernix Group to ANZ. A FJD 2,500 ($1,380 USD as of September 30, 2013), fee was paid to establish the increase in the line of credit and a commitment fee of 1% per annum is charged in cases where the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The fee is calculated on the undrawn the line of credit balance, initially assessed three months from the date of acceptance, and then monthly thereafter until the line of credit is fully drawn. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate applicable of 6.25% per annum). As of October 2013, $0.32 million USD (FJD 0.6 million) of the line of credit established, was reallocated to facilitate the issuance of the performance security and advance payment guarantee to Solomon Islands Electricity Authority, while $0.74 million USD (FJD 1.38 million), was reallocated to support projects on behalf of Pernix Group, Inc. An establishment fee of 1.75% of the guarantee amount was charged followed by a semi-annual fee of 1.75%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually.

On October 3, 2013, the Company received a limited notice to proceed on the Freetown U.S. Embassy rainwater recapture and storage system project. The progress on this project will commence in earnest during the fourth quarter of 2013.

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended September 30, 2013 and 2012 as the “third quarter of 2013” and the “third quarter of 2012”, respectively.

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues and Gross Profit

The Company earned total revenues of $51.9 million and gross profit of $9.2 million for the nine months ended September 30, 2013. The Company earned total revenues of $91.5 million for the prior year period. The decrease in revenue ($38.9 million or 40.9%) principally reflects lower general construction revenue attributable to the completion of a large project in late 2012 ($49.6 million decrease), partially offset by revenue increases associated with other construction projects ($10.1 million increase) and an increase in Power Generation revenue of $0.7 million. Although revenue decreased 40.9%, gross profit decreased 10.9% or $1.1 million, as the decreases in the construction segment margin were partially offset by the power segment that experienced a significant revenue increase coupled with a significant reduction in costs.

General Construction - The Company earned total General Construction revenues of $51.9 million for the nine month period ended September 30, 2013, compared to $91.5 million for the prior year period. This $39.6 million decrease is primarily attributable to the 2012 substantial completion of the Baghdad Police Academy Annex ("Shield") project in Iraq which accounted for $49.6 million of the decrease. The Shield project and the Sather project are Iraq based contracts to construct containerized housing that were awarded to Pernix-Serka Joint Venture (PS JV), in April 2011 and January 2012, respectively. This Shield project revenue decrease was partially offset by the $3.5 million and $6.2 million increase in revenues on the Sather and Niger Embassy projects in the first nine months of 2013 compared to the prior year period and the revenue on the Baku Azerbaijan embassy upgrade project awarded in 2013 that generated revenue of $0.4 million during the 2013 nine month period. The Company is keenly focused on its current business development and bidding efforts to rebuild its backlog and to leverage its significant experience in bidding, winning and executing government construction contracts with its strategic partners especially as it pertains to the current federal government contract bidding in the late 2013. The Sather, Niger and Baku contracts are currently 82.3%, 47.2% and 5.8% complete, respectively, as of September 30, 2013, and Sather is expected to reach completion sometime in early 2014, while Niger and Baku are expected to reach completion in late 2014 Construction on the embassy upgrade project awarded to PS JV in 2013 at Freetown Sierre Leone Africa will commence in earnest during the fourth quarter of 2013.

Construction revenues are generally recorded using the Percentage of Completion method and in the nine month periods of 2013 and 2012 related primarily to four contracts with the U.S. Department of State. The majority of the revenue for both periods pertains to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as Department of State projects in Niger during both years as well as projects in Azerbaijan in 2013 and Fiji during 2012.

Service Fees — Power Generation Plant. Service fees — power generation plant increased $0.7 million (or 17.8%) to $4.4 million for the nine months ended September 30, 2013, from $3.7 million for the nine months ended September 30, 2012. The increase reflects the low water levels in Fiji in the current year period that necessitated the generation of more diesel based power compared to hydro based power in the first nine months of 2013 compared to the prior year period. Fees from our Vanuatu power generation facility increased approximately $0.1 million or 10.2% in the first nine months of 2013 compared to the prior year period, reflecting an increase in man hours at the facility as it continues to operate at steady state.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $37.3 million to $45.4 million for the first nine months of 2013 compared to the comparable period of 2012, primarily reflecting the completion of the Shield contract work in late 2012. This decrease was partially offset by the increase in costs on the Sather, Niger and Baku projects as progress advanced to 82.3%, 47.2% and 5.8% completion during the nine month period ended September 30, 2013.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased 23.2% or $0.5 million to $1.8 million for the first nine months of 2013 compared to the prior year period, primarily reflecting the significant decrease in planned maintenance expense compared to the first nine months of 2012 when completion of 60,000 hour planned maintenance and partial completion of 48,000 hour planned maintenance on two Fijian engines occurred. No significant maintenance was planned for the nine months ended September 30, 2013.

Gross Profit

The Company earned gross profit of $9.2 million for the nine month period ended September 30, 2013 compared to $10.3 million  for the nine months ended September 30, 2012. The $1.1 million (10.9%) decrease in gross profit was due primarily to the $2.4 million decrease attributable to the construction segment that was partially offset by higher gross profit from the power segment year over year reflecting the impact of higher diesel based power production in

Fiji, coupled with a relatively low level of planned maintenance activity at the Fijian plants in the nine months of 2013. Although gross profit of the construction segment decreased, the percent of gross profit to revenue increased reflecting the downward revision in costs to complete the Sather project as the project progressed. The Company has benefitted from the balanced approach of engaging in both the power and construction segments and intends to continue this balanced approach through significant business development and strategic relationship efforts in both segments now and in the foreseeable future.

Operating Expenses

Salaries and Employee Benefits — Salaries and employee benefits increased $0.8 million or 31.8% for the nine months ended September 30, 2013 compared to the prior year period reflecting the higher expenses associated with expanding our construction and power segment business development teams and our construction estimating and bidding department as part of our strategy to focus on winning new business while providing the best value to our customers. The Company does not anticipate that this rate of increase will continue as it has the majority of its anticipated team in place.

Professional Fees and Recruiting Fees – Professional fees decreased $0.1 million or 18.9% to $0.6 million and recruiting fees increased $0.2 million year over year, as the Company hired several key executives during the first nine months of 2013 to focus on business development and operational execution in our construction and power segments. These recruiting costs include moving and placement fees and the Company does anticipate that these costs will decrease as the Company has the majority of its anticipated team in place and those hired have significant experience and extensive contacts in the construction and power segments.

General and Administrative Expenses — General and administrative expenses increased $0.2 million in the first nine months of 2013 to approximately $0.9 million. The impact of relatively small increases in a number of expense categories approximately $0.1 million of which we believe to be non-recurring.

Other Income (Expense)

Other income decreased by $0.6 million during the first nine months of 2013 compared to the comparable period ended September 30, 2012, reflecting the 2012 recognition of the business interruption insurance proceeds received from insurers or claims accepted by insurers in connection with the G8 engine failure that occurred in August 2011, coupled with miscellaneous income from ancillary engine rebuild services provided to an engine manufacturer in Fiji. There was no material insurance or rebuild related income during the first nine months of 2013.

Pretax Income

The Company earned consolidated pretax income from continuing operations of $2.8 million for the nine months ended September 30, 2013, compared to $6.4 million for prior year nine month period. The $2.3 million reduction in construction margin is primarily attributable to the completion of the Shield project during late 2012 coupled with the increase in salaries and related recruiting costs incurred as part of our strategy to grow our business. This decrease more than offset the $1.2 million gross profit increase from power related activities. The reduction in other income associated with insurance proceeds recognized in 2012 also contributed to the decrease.

Income Tax Expense

The income tax expense is $5.0 million for the nine months ended September 30, 2013, principally reflecting management’s decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company’s liquidity, cash flows, or on its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of September 30, 2013. Therefore, as of September 30, 2013, future ordinary pretax earnings of up to $69.0 million attributable to Pernix Group, Inc. are expected to have a dollar for dollar additive impact to stockholders’ equity due to the utilization of the net operating loss carryforwards which renders unnecessary the payment of cash for U.S. Federal, Illinois and Virginia state income taxes.The need for a valuation allowance increase and / or reduction is assessed each quarter and as such the valuation allowance may be reduced when additional new business, tax planning strategies and other factors support such a reduction from the September 30, 2013 fully reserved status.

Central to management’s decision to increase the valuation allowance during the 2013 third quarter was the level of new business and change orders won during the first nine months of 2013 compared to the comparable prior year period. Management believes this decline to be temporary and a common experience in the construction industry.

Furthermore, the Company has significantly enhanced its bidding and business development infrastructure in both operating segments during 2013.

Management will continue to focus on attracting additional equity over the next several quarters. Our plan calls for additional investment which would result in more cash investment than the Company had prior to the valuation allowance increase. Because the increase in the valuation allowance had no negative impact on cash, liquidity or operations, any additional cash equity investment would result in a net improvement in cash, liquidity and will bolster our already strong ability to execute projects and conduct ongoing operations.

Loss from Discontinued Operations

During the nine months ended September 30, 2012, the Company recorded losses from the discontinued TransRadio and TCNMI operations of $2.7 million or $0.29 per share. There were no such losses from discontinued operations  during 2013.

Consolidated Net Income / (Loss)

The Company experienced a $3.9 million decrease in net income during the first nine months of 2013 compared to the prior year period. Net loss for the current nine month period was $4.4 million compared to the net loss of $0.5 million in the comparable prior year period. The 2013 loss largely reflects the aforementioned $5.1 million deferred tax expense recorded in connection with the increase in the valuation allowance against deferred tax assets. This is a non-cash expense. The 2012 results included $2.7 million of losses from discontinued operations of TransRadio SenderSysteme, Berlin, A.G. (TransRadio) and Telesource CNMI (TCNMI), inclusive of a deferred tax expense of $1.4 million reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville case. The loss per share from discontinued operations was ($0.29) per share for the nine months ended September 30, 2012. There were no such losses from discontinued operations incurred during 2013. The 2012 period also included a $0.5 million state deferred tax benefit.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues

The Company earned total revenues of $21.4 million for the quarter ended September 30, 2013 compared to $34.7 million for the prior year's quarter. This decrease is primarily attributable to the $13.6 million decrease in construction revenue related to the 2012 substantial completion of the Baghdad Police Academy Annex ("Shield") project and slower activity related to the Sather project, which together more than offset a $3.8 million combined increase in revenue on the Niger Embassy, Baku Azerbaijan and SIEA projects. The Baku project was commenced in the current year third quarter. Power revenues increased $0.2 million or 17% for the quarter ended September 30, 2013 compared to the prior year period, reflecting higher diesel based power production in Fiji.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in 2013 relate to a contract with the U.S. Department of State pertaining to the CHU IDIQ Contract for embassy building and rehabilitation Task Orders in Iraq, as well as a Department of State project in Niger. The decrease in construction revenues of $13.6 million to $19.7 million for the quarter as compared to the prior year period is primarily attributed to the substantial completion of the Shield Project. This decrease was partially offset by higher revenue on new projects awarded to PS JV during 2013. The Sather contract was awarded during the first quarter of 2012 and is 82.3% complete as of September 30, 2013. The Niamey, Niger embassy compound project is 47.2% complete as of September 30, 2013 and is expected to be completed in late 2014 with steady progression throughout 2013 and 2014.

Service Fees — Power Generation Plant. Service fees — power generation plant revenue earned was $1.7 million for the three months ended September 30, 2013, an increase of $0.2 million compared to the prior year quarter as the low water levels in Fiji in the current year quarter necessitated the generation of more diesel based power compared to hydro based power.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $11.5 million to $17.2 million for the third quarter of 2013 compared to the comparable quarter of 2012, primarily reflecting the costs in light of the aforementioned activity changes on the Iraq CHU IDIQ Task Order Program awards and related modifications. This decrease is slightly offset by an increase in costs associated with the embassy rehabilitation projects in Niger and the recently awarded project in Baku.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs associated with our power generation plants were $0.9 million or $0.1 million higher for the third quarter of 2013 compared to the prior year quarter. No major planned maintenance occurred in either period but PFL accrued $0.1 million related to the minor engine failure that occurred during the quarter.

Gross Profit

The Company earned gross profit of $3.3 million  for the three months ended September 30, 2013 as compared to $5.3 million in the comparable 2012 quarter, due primarily to lower construction margin that more than offset slightly improved results in the power generation segment due to lower water levels in Fiji. Although gross margin of the construction segment decreased, the percent of gross margin to revenue increased reflecting the downward revision in costs to complete the Sather project as the project progressed.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.2 million quarter over quarter reflecting the higher expenses associated with hiring senior business development professionals in both segments of our business as well as Construction estimators and support staff to facilitate the Company’s new business initiatives. This rate of increase is not expected to continue as the Power and Construction segments are principally staffed as planned at this time.

Professional Fees, Recruiting Fees and General and Administrative Expenses. Professional and recruiting fees and general and administrative expenses increased $0.1 million in the third quarter of 2013 compared to the third quarter of 2012 reflecting small increases in a number of administrative expenses.

Other Income (Expense)

Other (expense) decreased $0.1 million compared to $0.1 million expense during the third quarter of 2013, reflecting a reduction in 2012 foreign exchange loss attributable to Fijian operations. No significant foreign exchange losses occurred in the current year period.

Pretax Income

The Company earned consolidated pretax income from continuing operations of $1.5 million for the quarter ended September 30, 2013 compared to a pretax income of approximately $3.6 million for the prior year period. The decrease of $2.1 was primarily due to lower income from construction activities under the IDIQ containerized housing program and higher operating costs that more than offset the increase in power generation margin.

Income Tax Expense

The income tax expense amounted to $5.0 million for the three months ended September 30, 2013, principally reflecting management’s decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company’s liquidity, cash flow or its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of September 30, 2013. Therefore, as of September 30, 2013, future ordinary pretax earnings of up to $69.0 million attributable to Pernix Group, Inc. are expected to have a dollar for dollar additive impact to stockholders’ equity due to the utilization of the net operating loss carryforwards which renders unnecessary the payment of cash for U.S. Federal, Illinois and Virginia state income taxes. The need for a valuation allowance increase and / or reduction is assessed each quarter and as such the valuation allowance may be reduced if and when additional new business, tax planning strategies and other factors collectively support such a reduction from the September 30, 2013 fully reserved status.

Income from Discontinued Operations

During the third quarter of 2012, the Company recorded income from the discontinued TCNMI operations of $0.1 million or $0.01 per share for the three months ended September 30, 2012. There was no such income from discontinued operations occurred during 2013.

Consolidated Net Income / (Loss)

Consolidated net loss was $4.6 million for the third quarter of 2013 compared to the prior year quarter in which the Company had $1.2 million of net income for the third quarter ended September 30, 2012. The 2013 loss largely reflects the aforementioned $5.0 million deferred tax expense recorded in connection with the increase in the valuation allowance against deferred tax assets. This is a non-cash expense. In addition, the Company experienced  a reduction in PS JV construction income from containerized housing projects coupled with higher operating costs that together more than offset higher power segment margin.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$17,845,120	$21,406,898

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash provided by operating activities	$4,075,407	$17,712,266
Cash (used in) provided by investing activities	(828,429)	970,911
Cash (used in) financing activities	(6,750,991)	(3,167,105)
Effect of exchange rate changes on cash and cash equivalents	(57,765)	425,162
(Decrease) / increase in cash and cash equivalents	$(3,561,778)	$15,941,234

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. Government, through the operation and maintenance of power generation plants, and from financing obtained from affiliated parties and third party banks, and from sales of common and preferred stock. Until March 28, 2012, when we sold our interest in TransRadio, we also generally used cash related to the design, manufacture, installation and service associated with that business. In addition, the Company filed a registration statement with the SEC that became effective May 14, 2012 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $5.00 per share offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. This registration process as it relates to the primary fixed price offering may serve to augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd. The Company also sold the radio transmitter segment and TCNMI in 2012 to curtail losses related to the downturn in the European and Middle Eastern economies and to allow Pernix management to focus on the general construction and power segment operations that it intends to grow.

During the first nine months of 2013, the $3.6 million decrease in cash primarily reflects cash flows from operations of $4.1 million that was more than offset by distributions to our PS JV partner of earnings totaling $6.5 million.  All PS JV earnings attributable to Serka through June 30, 2013 have been distributed to Serka.  In addition, the Company incurred a cash outlay of $0.8 million in connection with the corporate office land and building purchase and improvements.

The $5.0 million expense recorded during the 2013 third quarter in connection with the increase in the valuation allowance on deferred tax assets is a non-cash expense and has no impact on the Company's liquidity, cash flow or its ability to execute projects or conduct ongoing operations.

As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of September 30, 2013. Therefore, as of September 30, 2013, future ordinary pretax earnings of up to $69.0 million attributable to Pernix Group, Inc. are expected to have a dollar for dollar additive impact to stockholders' equity due to the utilization of the net operating loss carryforwards which renders unnecessary the payment of cash for U.S. Federal, Illinois and Virginia state income taxes.

Management will continue to focus on attracting additional equity over the next several quarters. Such additional equity would restore the Company's total equity to a level approximating that which existed prior to the valuation allowance increase. Because the increase in the valuation allowance had no impact on cash, liquidity or operations, the anticipated additional cash equity investment would result in a net improvement in cash and liquidity and is anticipated to bolster our already strong ability to execute projects and conduct ongoing operations.

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

As of September 30, 2013, the Company's total assets exceeded total liabilities by $7.9 million compared to $16.0 million as of December 31, 2012, and largely reflecting the $5.1 million non-cash increase in the valuation allowance on deferred tax assets which does not impact the company's liquidity, cash flow, ability to execute projects or its ongoing operations. In addition, the remaining $3.0 million decrease from December 31, 2012, is due primarily to the aforementioned distribution of earnings to PS JV partner Serka, offset by the net impact of the corporate property purchase and current year earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: November 19, 2013	/s/ Nidal Z. Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Gregg Pollack
Vice President Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer