Form 10-K
period 2013-12-31
Pernix Group, Inc.
filed 2014-03-28
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $764,270.

Number of shares of the registrant’s common stock outstanding as of March 26, 2014: 9,403,697

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “Pernix,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the calendar year ended December 31, 2013 as “2013” and the calendar year ended December 31, 2012, as “2012.”

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2013, Pernix Group employs 115 people and is 96.6% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its eleven subsidiaries. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments and manages the Corporate headquarters building operations.

Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, Africa, Azerbaijan, Kurdistan, United Arab Emirates and in the United States. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance (O&M) services.

The construction and power segments offer diversified general contracting, design/build and construction management services to public and private agencies. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility O&M solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over fifteen years of experience providing all of our services in international territories. We believe that these attributes are the foundation of Pernix’s success.

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success.  The current management team has transformed the Company over the past several years noting the following achievements and potential:

• Earned three consecutive years of pretax income from continuing operations

• Significant reduction in leverage, being debt free at December 31, 2013

• The 2012 disposition of unprofitable business entities

• Expansion of its customer base including our first domestic project awarded in early 2014

• Growth in backlog since 2010

• The Company has reached an inflection point from which growth should be increasingly profitable

• Enhanced ability to form strategic relationships with vendors, subcontractors and project partners

• Attracted two new board members that together have many years of construction/ power industry experience, Fortune 500 financial reporting and management experience and completed over 100 acquisitions

• The Company has $71.9 million of net operating and capital loss carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments.

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company received in 2012 and 2013 totaling over $140 million.

Business Segments

General Construction Segment

Our general construction segment includes comprehensive pre-construction planning and construction management services. As a general contractor, we have responsibility from award through the successful completion of each project.

We have developed a global network of suppliers and subcontractors. Together with these strategic partners, we utilize niche capabilities and experience that address customer design, budget and schedule requirements. All of our construction management team members have worked on complex international projects. We have the expertise required to successfully conduct full-scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and environmentally challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the project, thereby exceeding our clients’ expectations at every opportunity. Pernix Group has the ability to self-perform mechanical and electrical trades when doing so brings efficiencies and value to a project and our customers.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By working with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction, which is evidenced by the stream of awarded contracts from OBO to Pernix and Pernix-Serka Joint Venture (PS JV).

Since 2011, OBO has awarded five projects to Pernix or PS JV, a highly effective venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka.  PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq, Africa and elsewhere.

 In 2012 and 2013, the OBO awarded three projects to PSJV totaling approximately $136.7 million. The projects include a sole source award (the Sather project) and related change orders that we estimate will generate revenue totaling approximately $118.3 million to PS JV. This sole source Sather award had an original estimated value of between $103 and $117 million for design and construction services work related to the former Sather Air Base in Iraq (n.k.a. the Baghdad Diplomatic Support Center). Significant design and construction work began during the first half of 2012. On March 14, 2013, the Company received an additional modification for a $10.8 million office building. As of December 31, 2013, PS JV received award notices and modifications totaling approximately $120.3 million on this project and the project is 89.1% complete.  Substantial completion was reached in early 2014. The second award during the two year period was announced on May 30, 2013, when OBO awarded a $6.6 million sole source award to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). The Baku project began in mid-2013 and completion is anticipated to occur in early to mid-2014. In addition, the third project award was announced on September 3, 2013, when PS JV was awarded a $10.8 million contract by the OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 18, 2013, the Company received the notice to proceed on the Freetown project.

PS JV participates in a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO under which the Sather award was received. The first award under the IDIQ was received in April of 2011 (the Shield project). The IDIQ provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded two contracts with revenue totaling over $220 million under this program since April 2011.

The Shield project was renamed the Baghdad Police Academy Annex. This Task Order provided PS JV with the opportunity to build Containerized Housing Units (CHU) in Iraq. Construction under this task order began in June, 2011 and since the original award, PS JV received modifications amounting to $9.8 million bringing the adjusted total contract value to $102.5 million. In March 2012, we received a partial Termination for Convenience notice from OBO. The partial termination was due to OBO’s internal program changes and not the result of any performance issues by PS JV. The Task Order was over 70% complete upon receipt of the partial Termination for Convenience notice. PS JV worked closely with the Department of State toward a fair resolution resulting in a negotiated settlement with OBO for total contract value of $102.5 million. OBO remains a major customer vis-à-vis the award of the Sather task order to PS JV under the IDIQ contract during 2012. In addition, in January 2014, the OBO exercised Option Year 3 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV into January 2015.

OBO also awarded the Company a Niger embassy rehabilitation contract during August of 2011 and the Baku and Freetown embassy upgrade projects during 2013. The breadth and depth of experience in embassy construction is significant to Pernix and is expected to be a key strategic component that the Company will utilize to bid on and win future work with the Department of State as they intend to build or rehabilitate up to 33 embassies and consulates in the 2014 through 2018 timeframe.

In the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million for an embassy rehabilitation project in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.6 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project including change orders to $25.3 million. Pernix established a limited liability company in Niger in connection with this contract. In early July, 2012, Pernix Group, Inc. received the Notice to Proceed (NTP). Construction activity on this project began during the third quarter of 2012 and is expected to continue into late 2014 or early 2015.

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

In 2006, the Company entered into a joint venture with SHBC, called Pernix/SHBC JV (formerly Telesource International, Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P.). This joint venture operates out of the Company’s Lombard, Illinois office and is a limited partnership with an equity split of 51% for the Company and 49% for SHBC. The joint venture was created for the purpose of bidding on US Government construction and infrastructure development projects. In 2012, Telesource Fiji, Limited (TSF), a wholly-owned subsidiary of Pernix/SHBC JV,  merged into Pernix Fiji, Limited (PFL), a wholly–owned subsidiary of Pernix. In late 2012, PFL was awarded a $1.6 million contract to design, procure and install underground cable in the Solomon Islands between Lungga Power Station and Ranadi Sub-station for the Solomon Islands Electricity Authority (SIEA). In early 2014, PFL was awarded a $29.1 million project to build a 36MW expansion to the Kinoya diesel plant in Fiji. The project scope includes expansion design, procurement and installation.

We believe our experience and track record in Fiji and ongoing experience in Niger demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects as the Department of State intends to build, rehab or upgrade more than 33 embassy and consulate facilities in the 2014 — 2018 timeframe.

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

Construction Segment Outlook

According to Global Construction 2025, construction today is a $8.7 trillion market and by 2025, it is estimated construction economic output will have grown by 70% to $15 trillion. Globally, construction, accounted for 12.2% of world GDP in 2012, but by 2025 we forecast this will rise to over 13.5%, as growth in construction continues to rise more strongly than GDP.  Forecasts show the most dynamic growth for construction over the next decade is expected to come from emerging markets. Population growth will help drive this growth along with cyclical factors. Conversely, construction in most developed countries will be constrained by large public deficits, austerity programs, muted population growth and limited economic expansion.

Construction is expected to outpace world economic growth in the next decade as Asia and India markets continue to develop rapidly and the US / North America will experience the highest developed region growth by registering an upturn in residential and non-residential construction. Qatar is forecasted to have average double-digit growth of 10% per year between 2012 and 2025. Qatar will benefit from the country’s hosting of the FIFA 2022 World Cup and continuing diversification within its economy. Growth in construction volumes in Qatar is set to slow significantly after 2020. Sub-Saharan Africa is also expected to be a high growth region for construction globally, driven by rising populations, rapid urbanization and much needed development of infrastructure.

As a result of the aforementioned divergence between developed and developing market economies, emerging markets are expected to make up more than half of the global construction market by the end of this decade. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments. Furthermore, Pernix has a Middle East presence through PTW in Dubai and is already present and operating in Africa in connection with its embassy upgrade project in Niger and the rainwater recapture project in Sierra Leone.

Power Generation Segment

In early 2013, the Company hired a VP of Power into a newly created role to manage Pernix's power business, including O&M contract execution and construction, acquisition of new power generating facilities and related infrastructure in the U.S. and overseas. The VP of Power has over 35 years of experience in energy and independent power, structuring complex power projects including oversight of engineering, procurement and construction contract negotiations, fuels supply, asset management, project and plant acquisitions, operations management and owner's construction oversight, program management, power project development and project finance. Under his leadership, the Company is actively seeking to grow the power generation segment.

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development, construction and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on construction and O&M for small to mid-size power plants and has the experience to engineer, build, operate, and maintain power plants as well as transmission and distribution grids and underground cable installation. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine and turbine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

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

Our power business segment includes plant construction and O&M services. Specifically, Pernix Group provides plant engineering, design, procurement, construction, and operations & maintenance services from the power source through the distribution network on a worldwide basis. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining power facilities. Pernix differentiates itself within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to add additional capacity and to achieve operational efficiency improvements by upgrading and replacing outdated equipment while endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers.

Power Plant Construction

Pernix Group’s general construction segment is complementary with our power plant construction offerings. We rely on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive design-build and global power solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

In this segment we have also developed significant working relationships and joint-venture partners in order to expand our offerings, bring efficiencies to our projects and reduce costs for our customers. The Company has also formed a strategic alliance with UEI Holdings, LLC. This arrangement enables Pernix to expand its offerings and adds significant capabilities. UEI Holdings has experience with diverse power sources and technologies and over the past 15 years has managed, commissioned, designed, or helped build over 50,000MW of power generation facilities. The relationship brings this capability to the world market, and coupled with our own internal resources, we feel confident that our customers and partners will greatly benefit from this alliance with UEI Holdings.

Operations and Maintenance

Pernix Group’s Power O&M services provide an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant processes, performance, reliability and customer service. Our focus is on ensuring a safe and efficient working environment while reducing costs as circumstances allow.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation, as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment. In all cases, Pernix makes every effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has experience building Transmission & Distribution (T&D) systems, as well as maintaining and upgrading them to ensure efficient operation throughout the power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions and our safety record is excellent. Safety is a major concern of any T&D maintenance program, and all projects start with proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from local governments and utilities, and we continually monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with many years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the most current T&D technologies.

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

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $5.8 million, or 7.9% of our 2013 revenue.  Although the revenue from our Power operations represents just 7.9% and 4.3% of consolidated revenue during 2013 and 2012, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations. Recent awards include the aforementioned $29.1 million early 2014 Kinoya expansion project award received by PFL and the cable project in the Solomon Islands for SIEA. The expansion project will serve not only to provide construction opportunities but operation and maintenance opportunities for the expansion capacity that will increase production capacity at Kinoya by 48%.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

Pernix Fiji Limited (PFL) is a wholly-owned subsidiary of Pernix that conducts power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, Telesource Fiji, Limited, (TFL) changed its name to Pernix Fiji Limited (PFL) during the second quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in 2023 and include management of a total of 74MW of diesel power generation capacity in Fiji.

The Company operates two power plants in Fiji.  The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.3 MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24 MW for a total combined installed capacity of 74.3 MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as Labor Industrial Act and Environmental Act, and complies with manufacturers guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations. PFL has a 20 year Operation & Maintenance agreement for both Kinoya and Vuda Power Plants from 2003.

In early 2014, PFL was awarded a $29.1 million contract to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.1 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro supply contract with Wartsilla Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station

Demonstrative of PFL’s outstanding O&M performance record, FEA, has rated the PFL-managed Vuda and Kinoya power stations first and second out of five power stations in Fiji, and the FEA report stated that “it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and PFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of December 31, 2013 there are no potential VUI losses that are probable and no accrual is deemed necessary.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a re-

tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI’s position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI’s counsel anticipates would not occur prior to July 2014. If the re-tender process would begin around July 2014, it would likely not be completed until at least December 2014. The Company believes VUI will continue to provide O&M services until the retender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu has issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling may result in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI has the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, it is VUI’s intention to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of December 31, 2013 and found that it was not impaired.

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

Power Segment Outlook

According to ExxonMobil’s Outlook for Energy, from 2010 to 2040 (the “Outlook period”), the world’s population is projected to grow from 7 billion to nearly 9 billion, and the global economy will more than double. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 35 percent from 2010 to 2040. In  the countries belonging to the Organization for Economic Cooperation and Development (OECD) - including countries in North America and Europe – energy saving practices and technologies are expected to keep power usage relatively flat, even as these countries achieve economic growth and even higher living standards. In contrast, non-OECD power demand is expected to grow by close to 65 percent due to growing prosperity and expanding economies. Billions of people will be working to advance their living standards, thus requiring more power. The need for energy to make electricity is expected to remain the single biggest driver of demand. By 2040, electricity generation is expected to account for almost one half of the increase in global energy demand.

Utilities and other power producers around the world can choose from a variety of fuels to make electricity. They typically seek to use energy sources and technologies that enable reliable and relatively low-cost power generation while meeting environmental standards. Over the outlook period, we anticipate that public policies will continue to evolve to place tighter standards and/or higher costs on emissions while also promoting renewables. As a result, we expect the power sector to adopt combinations of fuels and technologies that reduce emissions but also raise the cost of electricity.

At the same time, the sector will also need to manage reliability challenges associated with increasing penetration of intermittent renewables, like wind and solar. These renewables have a cost, related to reliability for times when the wind is not blowing and the sun is not shining.

Fuel input to power generation is projected to rise by more than 50 percent, faster than any other sector, over the outlook period. In 2010, coal was the world’s number one fuel for power generation, accounting for about 45 percent of fuel demand. Though coal use will likely increase by about 55 percent in developing countries by 2040, it continues to lose ground in developed countries – primarily to natural gas and renewables such as wind and solar.

By 2040, demand for natural gas in the power generation sector is expected to rise by close to 80 percent. At that time, natural gas will be approaching coal as the world’s largest energy source for power generation, and coal’s share will have dropped to about 30 percent.

Increased local natural gas production in North America and elsewhere, along with expanded international trade, is expected to supply the gas for power generation. By 2040, we expect that the use of nuclear power will approximately double and renewables will increase by about 150 percent, led by wind and hydroelectric power.

Oil is expected to remain the largest single source of energy to 2040, growing around 25 percent. But the most significant shift in the energy mix occurs as natural gas displaces coal and is expected to become the second-largest fuel by 2025. Gas is expected to grow faster than any other major fuel source, with demand up 65 percent by 2040. An economical and clean fuel source, gas grows in importance as it helps meet rising power generation demand in the future. Because they are abundant in supply and more economical to develop than other fuel sources, oil, natural gas and coal will continue to play a major role in long-term energy supply. Together, these three fuels are expected to provide approximately 80 percent of total global energy by 2040 while nuclear, wind, solar and biomass will round out the balance of the fuel supply.

In recent years, a combination of two technologies in use for decades horizontal drilling and hydraulic fracturing has enabled the energy industry to economically access and produce natural gas and oil found in shale and tight rock. Horizontal drilling allows a well to be drilled horizontally underground for thousands of feet, providing greater access to reservoirs to enhance and maximize productivity and economic resource recovery.  This drilling practice also reduces the environmental footprint by enabling the drilling of multiple wells from a single location. In hydraulic fracturing, a solution – primarily water and sand, mixed with a small amount of chemicals – is injected into the rock thousands of feet underground to open very thin cracks, allowing trapped natural gas and oil to migrate to the well. This technology has been used in more than one million wells worldwide for the past six decades. Together these two technologies have unlocked vast new supplies of natural gas and oil, which otherwise would not have been commercially viable. The results are changing the landscape of energy supply in North America, particularly in the United States. For example, six years ago, production from North Dakota’s Bakken region registered a 100-fold increase in the last six years. These technologies now present new opportunities for construction of power plants and Pernix Group’s power segment is well positioned to pursue these opportunities.

Meanwhile, there is a growing demand to replace aging, coal-fueled power generation equipment. In addition, the U.S. government is seeking to improve efficiency and reduce energy consumption through seeking private energy facility developers to provide energy commodities and by replacing government owned and operated facilities with private sector providers. In the U.S., according to the U.S. Energy Information Administration , about 51% of all generating capacity (540 gigawatts) was at least 30 years old at the end of 2012 and the industry anticipates the need for replacement and re-powering (and in some cases shutdown), principally with new natural gas fueled combined cycle power plants.

As mentioned above, Pernix is among few within the power industry that have constructed and operated power plants in some of the most remote locations in the world and we can readily scale to various size projects ranging from small to mid-sized, on a stand-alone project basis and to large projects in association with our partners. This flexibility in the scale of projects on which we serve reflects the well thought out design, agility and efficiency in our operations.

As noted above, PFL and VUI provide facility O&M services for diesel power plants under long term contracts or memoranda of understanding. The Company has the capability to provide renewable power, including development, design, construction and facility O&M services for hydroelectric, solar and other green energy sources, and it is actively pursuing those opportunities in Fiji, Vanuatu, the Solomon Islands and other locations.  Pernix is seeking stand alone and co-invest opportunities in the domestic and foreign power business with its one-stop shop approach which includes: development, design engineering, construction, commissioning and start-up, O&M and asset management.

Corporate Segment

During the first quarter of 2013, the Company established Pernix RE, LLC, a limited liability company for the purpose of purchasing the land and building in which its corporate headquarters are maintained. The land and building were purchased for $1.1 million from Baron Real Estate Holdings (Baron), a related party. The Company paid cash of $550,000 and obtained seller financing from Baron for $550,000 with interest accruing at a rate of 4.0% per annum. As of December 31, 2013, the note was fully paid. The assets were recorded at the carrying value utilized by Baron (a related party under common control as it is owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates).

Discontinued Operations

Telesource CNMI, Inc.

On October 12, 2012 the Company sold its 100% interest in Telesource CNMI, Inc. (TCNMI) to Marianas Energy Technology, Inc., a Commonwealth of the Northern Mariana Islands company. The Company’s decision to sell its interest in TCNMI was approved by its Board of Directors and was intended to allow the Company to focus its efforts on operations that are expected to provide a higher return on investment and higher potential growth. The buyer is an unrelated third party and the sale price was consistent with the fair market value at $1,000 settled in cash on the closing date of October 12, 2012 plus buyer assumption of all liabilities. For the period from January 1, 2012 through October 12, 2012, the loss from the TCNMI discontinued operations was $1.8 million. The gain on the sale of TCNMI was $1.1 million and was recorded in the fourth quarter of 2012 as Additional Paid In Capital in accordance with accounting rules for discontinued operations occurring in connection with a quasi-reorganization.

RF Transmitter Design, Installation and Service

Until March 2012, we also operated an RF Transmitter Design, Manufacture and Installation segment through TransRadio SenderSysteme, Berlin, A.G. (TransRadio). Due to the violence and political turmoil from the “Arab Spring” in the Middle East coupled with the poor economic conditions in Europe, we received approval from the Pernix Board of Director’s to divest our 82% interest in TransRadio. This divestiture was intended to curtail losses that have been generated by the radio transmitter segment and allow the Pernix management team to focus its efforts on the construction and power generation services segments. On March 28, 2012, the Company sold its 82% interest in TransRadio to Bevita Commercial Corporation, a related party, for $1.2 million in cash.  For the period from January 1, 2012 through March 28, 2012, the loss on the discontinued operations ($1.1 million) and sale ($0.8 million) of TransRadio was $1.9 million.

Our Business Strategy

Our business strategy as a diversified contractor focuses on expanding our public (government funded or sponsored) as well as private general construction, power construction and facilities O&M service segments. Key elements of our strategy include:

Capitalize on opportunities in challenging geographic locations

Pernix has built its reputation on completing difficult projects in the most remote areas of the globe. For example, the Company’s resume’ includes constructing a broadcasting station on the remote island of Tinian; managing the global logistics necessary to construct or modify the US Embassies in Suva, Fiji and Niger; managing logistics and construction of the containerized housing projects in Iraq, and finding and training a local workforce to bring electricity to regions in Vanuatu that had never had electric service before. Pernix possesses the ability to help our clients understand, define and complete extraordinary projects of varying scale. Pernix Group understands what is required to execute and complete the most challenging projects regardless of whether the challenge is geographical, political, mechanical, or any combination of the above. While many of our competitors are not equipped nor experienced to manage technically challenging projects in remote geographic locations; Pernix Group specializes in and thrives on such challenges.

We intend to leverage our leading positions in the general construction, power construction and facilities O&M capabilities to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, governmental facilities as well as diesel-fired, hydroelectric, biomass, natural gas fueled combined cycle and solar power will result in continued opportunities in our core markets. All of our business segments have unique integration opportunities particularly in the construction and O&M markets. With our ability to manage projects internationally, successful track record and our global resources, we believe we are well-positioned to compete for projects in these global markets.

Utilize our long-standing relationships with industry specialists

We have long-standing relationships with a number of industry specialists worldwide. These relationships have been established to enhance our ability to satisfy our clients and deliver comprehensive solutions for customer needs. By collaboratively consolidating knowledge bases, skill sets, resources and contacts, we believe we have the ability to efficiently export our leading edge technical skills to any region in the world in which our clients may need them. We also continually develop new relationships that provide us with the necessary agility and expertise to meet design, construction and operating needs of new and existing customers as their needs evolve.

Expand and foster positive relationships with governments, public agencies and private entities worldwide

We will continue to focus on maintaining and expanding our existing relationships with governments, public agencies and private entities worldwide and diversifying our customer base within these sectors both domestically and internationally. We intend to penetrate these markets through strategic relationships, co-invest opportunities and acquisitions. We believe that to develop new contacts and opportunities we must continue to consistently exceed existing customer expectations; something we strive to do with every opportunity to serve. We will find new opportunities through promoting our Company’s resume and our reputation in the marketplace to targeted customers. These efforts will be supplemented by market intelligence gathering and providing customized solutions based upon an understanding of the specific needs of each governmental agency and each private customer. Upon identifying these opportunities we will continue to expand our network of international contacts and communicate our capabilities which in turn, will further expand our client base, as evidenced by our award in the Solomon Islands.

Continue to pursue our acquisition strategy

We intend to consider acquisitions and co-investment opportunities to grow our general construction, power construction, and facilities O&M businesses. The Pernix Group management team has defined what it considers to be desired potential target characteristics including: companies of a scale and scope that will provide manageable growth that can be readily integrated, will be accretive to earnings, and will facilitate new client relationships. Ideal targets will also expand Pernix Group’s domestic presence and diversify and balance the Company’s profile, credit risk and provide more consistency to Pernix Group’s revenue and earnings streams. We will search for other successful companies whose growth can be enhanced through a synergistic combination of respective resources. This approach will expand, strengthen and diversify our market leadership positions geographically and technically across end markets. We believe that the trend towards consolidation in the industries in which we operate will produce candidates that align with our acquisition strategy.

Strengthen and support human capital

Our experienced employees and management are our most valuable resources. Attracting and retaining key personnel has been and will remain critical to our success. Pernix Group’s CEO and V.P. of Construction each bring over 30 years of significant industry experience to the Company. In addition, the Company’s V.P. of Power brings over 35 years of progressive industry experience in the energy and independent power businesses, having led successful development of more than 2,350 MW of power generation both in the U.S. and internationally. He has broad ranging experience structuring complex power projects, including EPC contract negotiations, fuels supply, asset management, project development, project and plant acquisitions, operations, owner's construction oversight, program management, and project finance. During his distinguished career, he has worked with power utilities, equipment manufacturers, independent power producers, construction firms and consulting firms. In his new capacity, he will be responsible for growing and managing Pernix's power business, including O&M contract execution and construction of new power generating facilities and related infrastructure in the U.S. and overseas. His role will include long-range/strategic planning, new project sourcing and evaluation, project pre-qualification and bidding, project finance and execution of awarded mandates. Additionally, he will oversee the company's existing power operations in the Pacific region.

Our customers benefit from the extensive experience of the Pernix team members; we have engineers at Pernix with project experience in dozens of different countries. The management team in the Finance and Administration areas have brought Pernix Group approximately 50 years of experience in investment banking, “Big 4” public accounting, and Fortune 250 finance departments. During 2013, the Company significantly enhanced its business development and operations managers in the construction segment. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees.

We will continue to focus on providing our personnel with training and other personal and professional growth opportunities, performance-based incentives, opportunities for stock ownership and other competitive benefits in order to strengthen and support our human capital base. The Company has three equity incentive plans and the Company has broadened participation in the equity plans based on performance.

Effective December 31, 2013, Mr. Ralph Beck retired as the Chairman of the Company's Board of Directors after having made significant contributions during his tenure as a Director since 1999. In connection with Mr. Beck's retirement, the Board appointed Mr. Don J. Gunther as the new Chairman of the Board. Mr. Gunther has served on the Company's Board of Directors and on the Compensation Committee since December 2012 and he brings a wealth of construction and energy knowledge to the Board. He is currently serving as Chairman of the Board of INgage Networks, a high-tech company that is a leading enterprise networking organization and is a director of WPX Energy, Inc., an oil and gas exploration and production company. Until his retirement from full time employment in 1999, Mr. Gunther was Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts.

The Board of Directors also filled the seat vacated as a result of Mr. Beck's retirement by appointing Mr. C. Robert Campbell as a new Director and Chairman of the Audit Committee. He also serves on the Compensation Committee.  Most recently Mr. Campbell served as Executive Vice President and Chief Financial Officer of MasTec, Inc., a $4.3 billion infrastructure construction company based in Coral Gables, Florida (NYSE: MTZ). He also currently serves as a Director and Audit Committee Chairman of Forward Air, Inc., a $652 million NASDAQ-listed transportation company. Bob previously served as its Compensation Committee Chairman.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated (1):

	Year End December 31,
	2013	2012
General Construction	$67,776,314	$114,872,655
Power Generation Services	5,810,652	5,150,811
Corporate	175,182	—
Total revenue from Continued Operations	$73,762,148	$120,023,466
Revenue from Discontinued Operations	—	2,178,038
Total Revenue	$73,762,148	$122,201,504

(1)

For additional financial information including net income by segment, see Note 22 in the notes to our consolidated financial statements.

Our Clients by Segment

The general construction segment has one major customer, the U.S. Department of State. The loss of this customer would have a material adverse impact on the Company’s consolidated financial performance. This customer represents 90% of the consolidated total revenues of $73.8 million. The loss or reduction of business from this customer could materially and negatively impact the Company’s net income, cash flows and financial condition.

As of December 31, 2013, the power generation services segment has three primary customers: the FEA, the Government of Vanuatu and Solomon Islands Electric Authority (SIEA).  In 2013, none of these customers individually account for more than 10% of the consolidated total revenues. However, FEA and the Government of Vanuatu account for $0.8 million and $1.0 million of the Company’s 2013 pre-tax income, respectively.  The loss of either of these customers could materially and negatively impact the Company’s net income, cash flows and financial condition. For additional discussion of 2014 developments pertaining to VUI operations see page 9.

The Corporate revenue consists of rental income received from third parties for space leased in the corporate office headquarters in Lombard, Illinois. The Corporate segment does not have any major customers in 2013.

Joint Ventures and Other Arrangements

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when we the parties want to strengthen either its combined market position or technical skills. One example of such an arrangement is PS JV, our joint venture with Serka. Several such joint ventures and strategic alliances have been established in the past several years and we continue to develop more strategic relationships.

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

Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2013, and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the fiscal year ended December 31, 2013:

Balance at December 31, 2012	$67,901,575

New construction contracts / amendments to contracts in 2013	37,000,391

Less: construction revenue earned as of December 31, 2013	(67,776,314)

Balance at December 31, 2013	$37,125,652

Management anticipates that the full backlog of $37.1 million as of December 31, 2013, will be recognized as revenue during 2014. Additionally, the table does not include $45.5 million of new awards and modifications received in early 2014. The new awards include the $29.1 million contract awarded to PFL in February 2014 to add 36MW of capacity to the Kinoya diesel power station or a $17.0 million contract awarded in February 2014 to Pernix / LTC JV to construct a two story laboratory on the campus of Texas A&M University. The backlog table also does not include modifications received in early 2014. Finally, the table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income. The stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Lombard, Illinois. We leased the office space until March 4, 2013, when we purchased the office building in which our corporate offices are located. In order to support our relationship with the U.S. Department of State and OBO, as well as to facilitate contract execution that exceeds our customers’ expectations, PS JV has leased space in Vienna, Virginia. The lease term is for a period of 48 months beginning in January of 2012. In Fiji, our power generation subsidiary is leasing office space for a two year term that ends on June 30, 2014. In December 2013, we entered into a one year non-cancelable lease agreement effective beginning in March 2014 in Colorado to house a regional administrative office. During late 2012, we renewed a non-cancelable lease agreement effective on November 15, 2012 to house our United Arab Emirates regional office in Dubai. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises. In addition to corporate offices, we provide housing for several employees located in remote locations for construction and power facilities O&M work. These leases are not individually significant and are generally living expenses that are considered in the cost and pricing of the related contracts and in some cases are billed to the joint venture under which the related contract work is being performed.

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

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of December 31, 2013 there are no potential VUI losses that are probable and no accrual is deemed necessary.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO's favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI's position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI's counsel anticipates would not occur prior to July 2014. If the re-tender process would begin around July 2014, it would likely not be completed until at least December 2014. The Company believes VUI will continue to provide O&M services until the retender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded in the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PRXG.” As of December 31, 2013, there were 181 shareholders of record. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCBB reporting system.

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2013:
First quarter	2.75	2.75
Second quarter	5.00	2.49
Third quarter	2.50	2.50
Fourth quarter	2.69	2.50

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2012:
First quarter	0.75	0.75
Second quarter	2.75	2.50
Third quarter	2.50	2.50
Fourth quarter	2.50	2.50

There were no stock transactions on the OTCBB during the first and fourth quarters of 2012. We have not paid a cash dividend on common stock since our inception and we currently have no plans to pay cash dividends on common stock in the foreseeable future.

The Company implemented an incentive stock option plan for employees (the “ISOP”) in December 2011, a long term incentive plan for non-employee directors and consultants in late 2012 and an equity incentive plan for employees and directors in late 2013. As of December 31, 2013 and 2012, there were 379,000 and 152,500 option awards outstanding under the ISOP, respectively. There were 78,500 and zero option awards outstanding as of December 31, 2013 and 2012, respectively, under the LTIP plan. In February 2014, the Company awarded an additional 222,000 options and 153,000 options to employees and to directors and consultants under the Equity Incentive Plan (EIP), respectively.

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, Pernix Group, Inc. (the “Company”) entered into Preferred Stock Purchase Agreements (the “SPAs”) with each of Ernil Continental S.A., BVI (“Ernil”) and Halbarad, Ltd., BVI (“Halbarad”).  Pursuant to the terms of the SPAs, Ernil and Halbarad made investments of $2,750,000 and $2,250,000, respectively, in the Company in the form of 550,000 shares and 450,000 shares, respectively, of Series A Cumulative Convertible Preferred Stock. The SPA transactions closed on December 30, 2013 at which time the preferred stock certificates were issued and cash was received by the Company. No other unregistered securities have been issued since 2010. Previously issued unregistered securities were disclosed in prior periodic filings on Forms 10-Q and 10-K for those periods.

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

The Company effected an elective accounting quasi-reorganization as of September 30, 2012. The consolidated financial statements as of December 31, 2013 and 2012 give effect to adjustments to the fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting and the subsequent amortization thereof.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Executive Summary

The Executive Summary in this section is intended to highlight significant information and to provide context within which to consider the Company’s results of operations. During 2013 and 2012, the Company earned revenues of $73.8 million and $120.0 million, representing the two highest revenue generating years in company history. Although there was a year over year reduction in revenue and pretax income, it is instructive to view the change in the context of the general direction of growth for the Company in the past five years as it grew revenues during that period from $14.8 million in 2009 to the current levels as presented below:

Total Consolidated Revenue by year for 2009 through 2013 (in millions):

2009	2010	2011	2012	2013
$14.8	$26.2	$58.0	$120.0	$73.8

Management believes the 2013 revenue decline from record high levels to be temporary in nature and common in the construction industry reflective of the ebbs and flows due to the timing of winning new contracts. In 2013, the Company experienced a lower level of new contracts than in prior years. In early 2014, the Company has won contracts totaling over $45.5 million, more in line with our experience prior to 2013.

The Company earned consolidated pretax income from continuing operations attributable to Pernix shareholders of $0.4 million and $3.3 million during 2013 and 2012, respectively. The year over year reduction reflects the reduction in Pernix share of construction margin ($4.7 million) due to the completion and wind down of two large containerized housing projects in late 2012 and 2013. The reduction was partially offset with lower operating expenses and higher pretax income related to the Power generation segment. Further discussion regarding operating results is provided in Results of Operations.

Net (loss) income attributable to Pernix common shareholders was ($4.7) million and $0.4 million in 2013 and 2012, respectively. Included in the 2013 net income results is a $4.9 million deferred income tax expense related to an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company’s liquidity, cash flows, or on its ability to execute projects or conduct ongoing operations. Management does not anticipate this to be a recurring expense in the foreseeable future as the related deferred tax assets are fully reserved at December 31, 2013. Central to management’s decision to increase the valuation allowance were its historical level of new business and change orders won during 2013 compared to the preceding two years.  In early 2014, the Company has received awards totaling over $45.5 million, more in line with our experience prior to 2013. Of these recent awards, the $29.1 million award to PFL in Fiji will not impact U.S. taxable income.

Included in the 2012 net income attributable to Pernix common shareholders is a ($3.7) million net loss from discontinued operations. There were no such losses during 2013.

Adjusting 2013 and 2012 net income to exclude the net impact of the 2013 and 2012 tax expense (benefit) that was primarily due to changes in the deferred tax valuation allowance and the 2012 losses of the discontinued operations of TransRadio and TCNMI, net income attributable to Pernix Group would have been $0.4 million ($0.04 basic and diluted earnings per share) in 2013 and  $3.3 million, ($0.35 basic and diluted per share) for 2012, as explained and reconciled in the table below.

We use pretax income from continuing operations attributable to Pernix Group, Inc to evaluate our performance, both internally and as compared with our peers, because this measures exclude certain tax items (primarily pertaining to changes in the valuation allowance) and discontinued operations that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. We believe this non-U.S. GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. This financial measure should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income from continuing operations, diluted earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed with our U.S. GAAP results and the related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of net income attributable to Common Stockholders of Pernix Group, Inc. to non-GAAP pretax income from continuing operations and non-GAAP basic earnings per share from continuing operations attributable to Common Stockholders of Pernix Group, Inc:

Non-GAAP net income and basic earnings per share attributable to Pernix Group, Inc. Common Stockholders reconciliation:

(in thousands, except per share data)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Net income attributable to Common Stockholders of Pernix Group, Inc.	$(4,680)	$422
Plus:
Losses attributable to TransRadio and TCNMI sold in 2012	—	3,663
Less:
Net impact of income tax expense (benefit)	5,041	(773)
Non-GAAP Pretax Income from continuing operations attributable to Common Stockholders of Pernix Group, Inc.	$361	$3,312

Non-GAAP Basic earnings (loss) per share attributable to Pernix Group, Inc.	$0.04	$0.35
Non-GAAP Diluted earnings (loss) per share attributable to Pernix Group, Inc.	$0.04	$0.35

Basic weighted shares outstanding	9,403,697	9,403,697
Diluted weighted shares outstanding	9,403,697	9,403,697

After adjusting for these nonrecurring items, financial performance was positive in both periods. The construction backlog has decreased year over year from $67.9 million to $37.1 million. Management is keenly focused on bidding on and winning new contracts on a stand-alone basis as well as with our strategic partners. In early 2014, the Company has entered into new contract awards totaling over $45.5 million thereby restoring and in fact exceeding the backlog that existed as of December 31, 2012. Of these new awards, $29.1 million is not U.S. taxable as it is a PFL project and as such is taxable in Fiji. Pernix will also continue to explore acquisition and co-investment opportunities in both business segments to obtain additional backlog, expand our customer base and optimize the use of our tax loss carryforwards.

Although the revenue from our Power generation segment represents just 7.9% and 4.3% of consolidated revenue, in 2013 and 2012, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations.

There are two significant recent developments in the power segment that significantly impact its future performance. First, in February 2014, PFL received an award to add 36MW (approximately 48% increase) of capacity to the Kinoya diesel power station. In addition to providing construction margins from the construction project, the Company anticipates operating and maintaining the additional capacity along with its existing capacity for this customer through 2023, to be in line with our current long  term concession deed. PFL has accounted for $0.8 million and $0.7 million of Pernix consolidated pretax income during 2013 and 2012, respectively. Second, VUI is currently awaiting a decision by the Vanuatu judiciary regarding a potential re-tender of the long term concession deed to operate and maintain the diesel and hydro power operations in Vanuatu. In addition, during March 2014, URA issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling may result in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI has the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, it is VUI’s intention to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. If a retender is completed and VUI is not awarded the concession deed or if the VUI is unable to sufficiently reduce operating costs under the new tariff ruling, it could have a material and negative impact on the Company’s income, cash flows and financial condition. VUI accounted for $1.0 million of Pernix consolidated pretax income in 2013 and 2012. VUI has received high ratings from the Utilities Regulatory Authority of Vanuatu for work performed under the MOU to date but the Company does not know the likelihood of a successful retender bid by VUI or the financial impact of the new tariff ruling.

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

Our revenue is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, align with strategic partners, secure new contracts and renew existing client agreements among other factors. Moreover, as a professional services company, maintaining the high quality of the work generated by our employees is integral to our revenue generation.

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

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which control does not rest with other entities, as well as joint ventures which are determined to be variable interest entities and in which the Company is the primary beneficiary. During 2013 and 2012, the variable interest entities and related financial results are not material. All inter-company accounts have been eliminated in consolidation. The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income (loss) against additional paid-in-capital. The consolidated financial statements as of December 31, 2013 and 2012 reflect the adjustments to fair value of assets and liabilities that were recorded in connection with the implementation of the quasi-reorganization and subsequent amortization thereof.   TransRadio and TCNMI results are presented as discontinued operations in the 2012 consolidated statement of operations. See Notes 1, 2 and 8 in our notes to our consolidated financial statements.

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

Revenues recognized under the percentage-of-completion method require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in its financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. To mitigate risks associated with cost overruns, the Company may employ fixed price contracts with subcontractors.

Unbilled accounts receivable (costs in excess of billings) are assets that represent the contract revenue recognized to date using the percentage-of-completion accounting method but not yet invoiced to the client due to contract terms or the timing of the accounting invoicing cycle. Billings in excess of costs on uncompleted contracts represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using the percentage-of-completion accounting method.

Cost of Construction Revenue. Cost of construction revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct and certain indirect overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of  the degree of project completion. Claims for additional contract revenue are recognized in the period when it is probable that the claim will result in additional revenue and the amount can be reasonably estimated.

Power Generation Service Revenue. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations for the year ended December 31, 2012. See Note 8 in the notes to our consolidated financial statements regarding this discontinued operation. Contracts for TransRadio products and services generally contained customer-specified acceptance provisions. The Company evaluated customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions were satisfied and recognized revenue on these contracts when the objective evidence and customer acceptance are demonstrated. Certain TransRadio contracts required training services separate from acceptance of provisions and are generally provided after the delivery of the product to the customer. These services were a separate element of the contract that is accounted for as revenue was earned. The amount attributable to services is based on the fair value of the services in the marketplace and is typically stipulated separately with the customer.

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

Stock Based Compensation

We recognize the expense associated with stock option awards over the period during which an employee, director or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The related option awards for employees and directors are classified as equity and as such are valued at the grant date and are not subject to remeasurement thereafter. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. The option valuations are performed using a fair value Black Scholes model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates.

See Note 19 in the notes to our consolidated financial statements for additional information pertaining to the stock based compensation plans.

Income Taxes

Valuation Allowance. Deferred income taxes are recorded using the asset and liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment of such changes to laws and rates. In accordance with the quasi-reorganization requirements tax benefits that existed at the date of the quasi-reorganization but that were not recognized at the date of the quasi-reorganization will be recorded directly to equity.

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

We review the need for a valuation allowance at least quarterly. If we determine we will not realize all or part of our deferred tax asset in the future, we will record an additional valuation allowance. Conversely, if a valuation allowance exists and we determine that all or part of the net deferred tax asset is more likely than not to be realized, then the amount of the valuation allowance will be reduced. This adjustment will increase or decrease income tax expense in the period of such determination. As noted above, in connection with this quarterly analysis as of September 30, 2013, the valuation allowance was increased to fully reserve for all deferred tax assets, resulting in a 2013 deferred tax expense of $4.9 million. Central to management's decision to increase the valuation allowance during the 2013 third quarter was the level of new business and change orders won during the first nine months of 2013 compared to the prior year period. The reduction of new business won year over year, when considered along with other positive and negative factors, contributed to management's decision to increase the valuation allowance as of September 30, 2013 and to retain a full valuation allowance as of December 31, 2013. The valuation allowance may be reduced if and when additional new business, tax planning strategies and other factors collectively support such a reduction from the fully reserved status.

The valuation allowance adjustment in 2012 resulted in an income tax expense of $0.6 million during 2012, consisting of a $0.8 million deferred benefit from continuing operations and a $1.4 million deferred expense on discontinued operations and presented as such. As of December 31, 2013 and 2012, our gross deferred tax assets total $27.3 million and $28.2 million net of a valuation allowance of $27.3 million and $23.3 million ($0.0 and $4.9 million net) on a post quasi-reorganization basis, respectively. The valuation allowance incorporates a full reserve on the deferred tax asset generated by the October 12, 2012, sale of TCNMI by the Company that resulted in a taxable loss of $51.7 million. The federal and state deferred tax assets arising from this loss on sale of TCNMI approximates $22.5 million and is fully reserved for through the valuation allowance resulting in a zero net impact on our deferred tax assets, net as of December 31, 2013.

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $0.8 million and $1.6 million in 2013 and 2012, respectively because we plan to permanently reinvest these earnings overseas. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits. U.S. Tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu and Pernix Group periodically repatriates these earnings.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Results of operations for foreign entities are translated to US dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income (loss) within stockholders’ equity.

The Company may use forward exchange contracts from time to time to mitigate foreign currency risk. The Company limits exposure to foreign currency fluctuations in most of its contracts through provisions that require client payments in currencies corresponding to the currency in which costs are incurred. The Company did not employ any such contracts, nor were any such contracts outstanding during 2013 or 2012.

Results of Operations

Results of Operations for the calendar year ended December 31, 2013 compared to the calendar year ended December 31, 2012

Revenues

As discussed in the Executive Summary, during 2013 and 2012, the Company earned the highest and second highest levels of revenue in company history. The Company earned total revenues of $73.8 million and $120.0 million during 2013 and 2012, respectively. The $46.3 million, or 38.5% decrease principally reflects lower general construction revenue attributable to two large containerized housing projects, which were completed or wound down in late 2012 and 2013. The decrease was partially offset by revenue increases associated with other construction projects, half of which were awarded during 2013 ($13.1 million increase), and an increase in Power Generation revenue of $0.7 million.

General Construction -Construction revenue was $67.8 million and $114.9 million for 2013 and 2012, respectively, or a $47.1 million (41.0%) decrease from the Company’s record high construction revenue. The decrease in construction revenue was triggered by the completion of the Shield containerized housing unit (CHU) project in late 2012 and the winding down of the Sather CHU project in late 2013 ($52.7 million and $7.5 million decreases, respectively), partially offset by revenue increases associated with other construction projects, half of which were awarded during 2013 ($13.1 million increase).  The Sather and Shield projects generated $51.1 million of revenue during 2013 compared to $111.2 million during 2012. The projects advanced from 56% and 99% complete during 2012 to 89% and 100% complete during 2013, respectively. In addition, the Niamey, Niger embassy rehabilitation project, generated $10.0 million of revenue in 2013 compared to $3.2 million of revenue in 2012, the year in which the notice to proceed on the project was received. During 2013 and 2012, the progress on the Niger project advanced from 14% to 66% and from 1% complete to 14% complete, respectively. The Sather project was substantially completed during early 2014 and the Niger contract is expected to be completed in late 2014 or early 2015. Meanwhile progress commenced on the Baku embassy upgrade and Freetown rainwater recapture upgrade projects during 2013. The projects are 26% and 4% complete, respectively at December 31, 2013.

Service fees— Total Power Generation revenue increased $0.7 million, or 12.1% to $5.8 million in 2013 compared to the prior year. The increase primarily reflects the higher use of PFL Kinoya and Vuda plant generated diesel power in Fiji due to low water levels and half-life maintenance of the Wailoa hydro station,which is an alternate power source in Fiji. VUI revenue also increased $0.1 million from $1.4 million in 2012 to $1.5 million for 2013. TCNMI was sold during 2012 and the operations of TCNMI are reflected as discontinued operations in our consolidated statement of operations.

Costs and Expenses

General Construction Costs —( including Construction Costs — Related Party). Total construction costs decreased $38.4 million from 2012 to $63.9 million for 2013, primarily reflecting the reduction in costs on the Iraq CHU projects as they were completed or wound down. These decreases were commensurate with expectations given the lower level of revenue on the projects, except for the Sather project which experienced an increase in security related costs in Iraq and higher indirect overhead charges allocable to the project, the impact of which was partially offset by lower than expected site management, insurance, communication / IT and business travel expenses.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant decreased $0.2 million (8.2%) to $2.7 million in 2013 from $2.9 million in 2012, resulting from lower planned maintenance and breakdown costs at the Kinoya plant that were partially offset by higher planned maintenance and breakdown costs at the Vuda plant.

Gross Profit

Gross profit decreased by $7.6 million (51.5%) to $7.2 million for 2013 as compared to $14.8 million for the prior year, reflecting the net impact of lower construction revenue with a less than commensurate cost of sales reduction on the Sather project, the combination of which was partially offset by the impact of higher power segment revenues and lower maintenance and breakdown expenses.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits decreased $0.5 million (17%) to $2.9 million for 2013 from $3.4 million for 2012. This decrease was due to the decrease in indirect project management office (PMO) and Lombard office project support costs ($1.6 million) that was partially offset by an increase of $1.0 million related to salaries and benefits for key hires into new positions including the V.P. of Power, construction business development and estimating, procurement and accounting personnel necessary to continue growing our power and construction businesses.

General and Administrative and Other Operating Expenses. General and administrative expenses totaled $2.3 million and were $0.4 million lower in 2013 compared to 2012, principally reflecting a higher allocation of indirect costs to PSJV projects cost of sales the impact of which was partially offset by individually insignificant increases in recruiting fees, travel fees related to the Kinoya expansion project bidding process and other expenses.

Other Income (Expense)

Other expense decreased by $0.6 million during 2013 compared to 2012, reflecting the 2012 collection and recording of insurance proceeds related to the 2011 PFL engine failure ($0.6 million). There were no such significant proceeds recorded in 2013.

Income Tax Benefit (Expense)

The income tax expense from continuing operations increased by $5.8 million during 2013 to $5.0 million from a 2012 tax benefit of ($0.7) million.  The increase primarily reflects the deferred income tax expense of $4.9 million for 2013, which consists of $4.1 of federal deferred expense and $0.8 of deferred state expense and reflects an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company's liquidity, cash flows, or its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of December 31, 2013. U.S. net operating and capital loss carryforwards totaling approximately $71.9 million are available to Pernix Group, Inc. as of December 31, 2013.

In 2012, the ($0.7) tax benefit primarily reflects a deferred state tax benefit of ($0.6) million recorded in connection with the approaching expiration of the net operating loss utilization cap in the state of Illinois. Foreign tax expense was consistent year over year at $0.2 million related to Fijian operations that are taxed at a 20% rate. The 2012 $1.4 million deferred tax expenses associated with TCNMI was recorded in discontinued operations.

Consolidated Net Income from Continuing Operations attributable to Pernix stockholders

Consolidated net income attributable to Pernix stockholders from continuing operations decreased from $4.1 million in 2012 to a ($4.7) million loss during 2013, principally reflecting the $7.6 million reduction in gross margin coupled with the increase in income tax expense of $5.8 million and the $0.6 million reduction in insurance proceeds and was partially offset by the $4.3 million reduction of income attributable to noncontrolling interests and the $1.0 million reduction in operating expenses.

Loss from Discontinued Operations, Net

The loss from discontinued operations was $3.7 million for 2012. The losses include the operations and loss on divestitures of TransRadio and TCNMI which were sold in March and October of 2012, respectively. The TransRadio loss of $1.9 million included a $0.7 million loss on sale and the TCNMI loss of $1.8 million did not include any gain or loss on the sale as the $1.1 million gain on sale was recorded into Additional Paid in Capital in accordance with quasi-reorganization accounting rules during 2012. The losses are presented net of the 2012 related tax effects of zero and $1.4 million of tax expense for TransRadio and TCNMI, respectively. The 2012 deferred tax expense reflects the increase of the DTA NOL valuation allowance in connection with the change in strategy that resulted in the sale of TCNMI. TCNMI operations were negatively impacted in 2012 by litigation expenses related to the Koblerville housing lawsuit and are presented as discontinued operations.

Revenue for TransRadio and was $1.0 million in 2012. Having discontinued these underperforming operations management has curtailed the negative financial impact of these losses on Pernix and has allowed Pernix management team to focus its efforts on the strategic plan initiatives to grow the core construction and power businesses. Pernix management believes that the Company’s continuing operations are well positioned for the future as a result of these actions.

Consolidated Net Income Attributable to Common Shareholders

Net (loss) income attributable to Pernix common shareholders was ($4.7) million and $0.4 million in 2013 and 2012, respectively. Included in the 2012 net income attributable to Pernix common shareholders is a ($3.7) million loss from discontinued operations. Included in the 2013 net income results is the $4.9 million deferred income tax expense related to management's third quarter 2013 decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company's liquidity, cash flows, or on its ability to execute projects or conduct ongoing operations.  Central to management's decision to increase the valuation allowance during the 2013 third quarter was the level of new business and change orders won during 2013 compared to the preceding two years. Management believes this decline to be temporary and in early 2014, the Company has received awards totaling over $45.5 million, more in line with experience prior to 2013. Of these new awards, $29.1 million is not U.S. taxable as it is a PFL project and as such is taxable in Fiji. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of December 31, 2013 and the Company is well positioned because approximately $71.9 million of net operating and capital loss carryforwards are available in the coming years to shelter the Company from U.S. federal and state income taxes through the utilization of these net operating and capital loss deferred tax assets.

Liquidity and Capital Resources

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$19,956,759	$21,406,898

	Fiscal Year Ending December 31, 2013	Fiscal Year Ending December 31, 2012
Cash provided by operating activities	$3,996,884	$19,567,064
Cash (used in) / provided by investing activities	(1,028,685)	954,464
Cash used in financing activities	(4,242,754)	(2,473,687)
Effect of exchange rates on cash	(175,584)	425,163
Increase / (decrease) in cash and cash equivalents	$(1,450,139)	$18,473,004

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for the U.S. Government and through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. In December 2013, the Company repaid $2.3 million of debt to a related party resulting in a debt free balance sheet as of December 31, 2013. The Company also sold Series A Preferred Stock to its majority shareholders in late December 2013, resulting in an inflow of $5.0 million of proceeds available to the Company for future acquisitions and operations as needed.  On May 14, 2012, the Company’s Registration Statement became effective with the SEC thereby registering 5,000,000 shares of previously unissued stock in a primary fixed price offering and 6,245,585 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration will augment our current sources of capital. The Company plans to update the registration statement in March 2014. Beyond the cash expected to be generated by operations, from third party banks and the issuance of additional shares, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

We also believe that collections on the outstanding receivables which are primarily U.S. Government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors. Distribution of the PS JV accumulated earnings are made on a quarterly basis and all such distributions have been made to Serka as of December 31, 2013. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capacity, will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions.

The Company has significant operating loss carryforward deferred tax assets that it may utilize in the future that if and when used would negate to a large degree current federal and state income tax cash payments other than those required under the alternative minimum tax which are generally 2% of taxable income.

As of December 31, 2013, the Company’s total assets exceeded total liabilities by $11.3 million. This was a $4.7 million decrease from December 31, 2012 due to the increase in the valuation allowance to fully reserve our deferred tax assets during 2013. As of December 31, 2013, the Company had an accumulated deficit since the quasi-reorganization of $3.7 million. The Company had an accumulated deficit of $68.6 million (prior to the quasi-reorganization) that was eliminated against additional paid in capital at September 30, 2012. The Company will continue to maintain and disclose the “retained deficit ” or “retained earnings”, as is applicable, since the implementation date. Typically, quasi-reorganizations enhance a company’s ability to raise capital and pay dividends as the operations have “turned a corner” to anticipated profitability. The adjustments from this “fresh start” accounting method have no effect on our cash flow and provide us with a further streamlined balance sheet, which will better reflect the progress in our current and future business operations.

The $1.5 million decrease in cash during 2013 is comprised of cash provided by operating activities of  $4.0 million and proceeds of $5.0 million from the issuance of new preferred stock, which more than offset $2.7 million of debt repayment, the distribution of $6.5 million of cash to non-controlling interest holders and tax authorities on the behalf of non-controlling interest holders and $1.3 million for the purchase of the corporate headquarters land and building as well as an advanced payment on concrete plant equipment. The $18.5 million increase in cash during 2012 is comprised of cash provided by operating activities of  $19.6 million, generally reflecting the cash provided by continuing operations, $1.2 million of cash provided by the sale of TransRadio and $0.9 million of new borrowings which combined more than offset the use of cash to repurchase preferred stock ($1.2 million) and reduce debt payable to Bent Marketing ($0.7 million), as well as the payment of $2.2 million of distributions to noncontrolling interest holders and tax authorities on the behalf of noncontrolling interest holders.

The Company does not currently have material commitments for capital expenditures as of December 31, 2013.

Recently Issued Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-05, ‘‘Service Concession Arrangements.’’ This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management is in the process of determining the impact on the company’s financial position, results of operations and cash flows.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Regulation S-K 303. However, we enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2013 the Company had a FJD 1.0 million ($0.5 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are drawn under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of December 31, 2013.  No such guarantees were outstanding as of December 31, 2012.  In December 2012, the Company was awarded a $1.6 million project to install cable in the Solomon Islands. The Company accepted the award and begun the execution during 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is 80.9% complete as of December 31, 2013 and the Company does not anticipate any payment risk under this guarantee as of December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’

Pernix Group, Inc.

Lombard, Illinois

We have audited the accompanying consolidated balance sheet of Pernix Group, Inc. as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pernix Group, Inc.

We have audited the accompanying consolidated balance sheet of Pernix Group, Inc. as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Pernix Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. as of December 31, 2012 and the results of its operations and its cash flows for  the year then ended, in conformity with accounting principles generally accepted in the United States of America.of America.

/s/ CohnReznick LLP

Chicago, Illinois

April 1, 2013

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
as of December 31, 2013 and 2012

Assets	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$ 19,956,759	$ 21,406,898
Accounts receivable, net	9,223,230	8,545,419
Inventories	1,626,003	1,822,945
Cost in excess billings	56,679	—
Deferred tax asset, net	—	1,033,098
Prepaid expenses and other current assets	1,066,747	725,873
Total current assets	31,929,418	33,534,233
Property and equipment, net	1,282,899	24,339
Deferred tax asset, net	—	3,850,837
Other assets	260,712	90,960
Intangible assets, net: Construction and power contracts	157,934	221,136
Total assets	$ 33,630,963	$ 37,721,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 13,225,413	$ 9,758,236
Short term debt	—	18,905
Short term debt - related party	—	1,060,284
Accrued expenses - related party	529,466	447,491
Billings in excess of costs and estimated earnings	8,407,187	8,917,382
Deferred revenue	30,827	—
Dividend payable	186,137	130,887
Total current liabilities	22,379,030	20,333,185
Long-term debt - related party	—	1,349,906
Total liabilities	22,379,030	21,683,091

Commitments and contingencies	—	—
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $1,500,000 and zero liquidation preference 1,000,000 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	10,000	—
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares $170,000 involuntary liquidation preference, 170,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding	94,037	94,037
Additional paid-in capital	14,324,683	9,148,757
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Retained (deficit) earnings - since September 30, 2012	(3,741,433)	938,810
Accumulated comprehensive (loss) income - since September 30, 2012	(222,469)	12,183
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	10,466,518	10,195,487
Non-controlling interest	785,415	5,842,927
Total Stockholders' equity	11,251,933	16,038,414
Total liabilities and Stockholders' equity	$ 33,630,963	$ 37,721,505

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
For Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Revenues:
Construction revenue	$ 67,776,314	$ 114,863,035
Service fees – power generation plant	5,810,652	5,124,196
Service fees – related party	33,344	26,615
Other revenue	141,838	9,620
Gross revenues	73,762,148	120,023,466
Costs and expenses:
Construction costs	63,904,627	102,283,559
Operation and maintenance costs - power generation plant	2,665,869	2,904,362
Cost of revenues	66,570,496	105,187,921
Gross profit	7,191,652	14,835,545
Operating expenses:
Salaries and employee benefits	2,854,889	3,425,304
Professional fees	598,545	813,856
Travel and entertainment	526,365	642,855
General and administrative	1,203,090	1,255,629
Total operating expenses	5,182,889	6,137,644
Operating income	2,008,763	8,697,901

Other (expense) income:
Interest expense, net	(69)	(13,379)
Interest expense - related party	(136,589)	(165,194)
Foreign currency exchange loss	(16,639)	(104,721)
Other income, net	70,239	793,710
Total other (expense) income	(83,058)	510,416

Consolidated income from continuing operations before income taxes	1,925,705	9,208,317

Income tax (expense) benefit	(5,041,514)	772,536

Consolidated net (loss) income from continuing operations	(3,115,809)	9,980,853

Loss from discontinued operations, net of income taxes - TransRadio Transmitter	—	(1,903,790)
Loss from discontinued operations, net of income taxes - TCNMI	—	(1,759,496)

Loss from discontinued operations	—	(3,663,286)

Consolidated net (loss) income	(3,115,809)	6,317,567

Less: Net income attributable to non-controlling interest	1,509,184	5,821,949

Consolidated net (loss) income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(4,624,993)	495,618

Less: Preferred stock dividends	55,250	73,361

Consolidated net (loss) income attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$ (4,680,243)	$ 422,257

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net (loss) income per share from continuing operations	$ (0.50)	$ 0.43
Basic and diluted net (loss) per share from discontinued operations	$ —	$ (0.39)
Basic and diluted net (loss) income per share	$ (0.50)	$ 0.04
Weighted average shares outstanding - basic	9,403,697	9,403,697
Weighted average shares outstanding - diluted	9,403,697	9,403,697

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
For Years Ended December 31, 2013 and 2012

	2013	2012

Consolidated net (loss) income	$(3,115,809)	$6,317,567
Other comprehensive (loss) income:
Foreign currency translation adjustment	(262,806)	512,463

Total comprehensive (loss) income	$(3,378,615)	$6,830,030
Net income attributable to non-controlling interests	$1,509,184	$5,821,949
Foreign currency translation attributable to non-controlling interests	(28,154)	54,181
Total comprehensive income attributable to non-controlling interest	$1,481,030	$5,876,130
Total comprehensive (loss) income attributable to the stockholders of Pernix Group, Inc., and Subsidiaries	$(4,859,645)	$953,900

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Total	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income / (loss)	Common Stock	Preferred Stock	Additional paid-in capital	Non- controlling Interest

Balance at December 31, 2011	$ 11,487,910	$ (68,109,729)	$ (538,451)	$ 94,037	$ 3,893	$ 77,921,831	$ 2,116,329
Net income / (loss)	$ 6,317,567	$ 495,618	$ —	$ —	$ —	$ —	$ 5,821,949
Foreign currency translation adjustment	512,463	—	458,282	—	—	—	54,181
Preferred Stock dividends	(73,361)	(73,361)	—	—	—	—	—
Preferred Stock Repurchased	(1,096,251)	—	—	—	(2,193)	(1,094,058)	—
Additional paid in capital from:
Incentive Stock Option Plan	29,339	—	—	—	—	29,339	—
Securities Registration Cost	(17,305)	—	—	—	—	(17,305)	—
Quasi-Reorganization Cost	(91,851)	—	—	—	—	(91,851)	—
Change as a result of TransRadio disposition	28,677	—	—	—	—	(5,236)	33,913
Change as a result of TCNMI disposition	1,124,671	—	—	—	—	1,124,671	—
Quasi-Reorganization – elimination of accumulated deficit	—	68,626,282	92,352	—	—	(68,718,634)	—
Distribution to Non-controlling Interest Holders	(2,193,058)	—	—	—	—	—	(2,193,058)
Change as a result of TFL/TSF merger	9,613	—	—	—	—	—	9,613
Balance at December 31, 2012 – after quasi-reorganization	$ 16,038,414	$ 938,810	$ 12,183	$ 94,037	$ 1,700	$ 9,148,757	$ 5,842,927

Balance at December 31, 2012 – after quasi-reorganization	$ 16,038,414	$ 938,810	$ 12,183	$ 94,037	$ 1,700	$ 9,148,757	$ 5,842,927
Net income / (loss)	$ (3,115,809)	$ (4,624,993)	$ —	$ —	$ —	$ —	1,509,184
Foreign currency translation adjustment	(262,806)	—	(234,652)	—	—	—	(28,154)
Preferred Stock dividends	(55,250)	(55,250)	-	-	-	-	-
Preferred Stock sale	5,000,000	—	—	—	10,000	4,990,000	—
Additional paid in capital from:
Incentive Stock Option Plan	103,016	—	—	—	—	103,016	—
Long Term Incentive Plan	82,910	—	—	—	—	82,910	—
Distribution to Non-controlling Interest Holders	(6,538,542)	—	—	—	—	—	(6,538,542)
Balance at December 31, 2013	$ 11,251,933	$ (3,741,433)	$ (222,469)	$ 94,037	$ 11,700	$ 14,324,683	$ 785,415

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Consolidated net (loss) income	$ (3,115,809)	$ 6,317,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	241,874	164,387
Quasi-Reorganization adjustments	(194,579)	13,956
Impact from discontinued operations	—	2,991,505
Stock compensation expense	185,926	29,339
Deferred income tax assets, net of valuation allowance	4,883,935	649,994
Changes in assets and liabilities:
Accounts receivable	(827,575)	19,224,531
Inventories	82,063	(22,343)
Cost in excess of billings	(56,679)	—
Other assets current	(299,876)	2,487,484
Accounts payable and accrued expenses	3,576,973	(16,852,248)
Billings in excess of cost and estimated earnings	(510,196)	4,562,892
Deferred revenue	30,827	—
Net cash provided by operating activities	3,996,884	19,567,064
Cash flows (used in) provided by investing activities:
Proceeds from sale of discontinued operations	—	1,201,000
Proceeds from sale of equipment	—	1,140
Disposals of assets	—	20,068
Capital expenditures	(1,028,685)	(267,744)
Net cash (used in) provided by investing activities	(1,028,685)	954,464
Cash flows used in financing activities:
Proceeds from borrowings - related party	—	1,600,000
Payments on borrowings - related party	(2,664,552)	(700,000)
Proceeds from preferred stock sale	5,000,000	—
Proceeds from borrowings - bank vehicle loan	—	40,211
Repayment of borrowings - bank vehicle loan	(39,660)	—
Preferred stock repurchase	—	(1,203,545)
Distribution to non-controlling interest holders	(6,538,542)	(2,193,048)
Securities registration cost	—	(17,305)
Net cash used in financing activities	(4,242,754)	(2,473,687)

Effect of exchange rate changes on cash and cash equivalents	(175,584)	425,163
Net (decrease) increase in cash and cash equivalents	(1,450,139)	18,473,004
Cash and cash equivalents at beginning of year	21,406,898	2,933,894
Cash and cash equivalents at end of year	$ 19,956,759	$ 21,406,898
Cash paid during the period for interest	$ 196,437	$ 80,110
Cash paid during the period for interest - related party	$ 192,946	$ 65,432
Cash paid during the period for income taxes	$ 102,144	$ 311,477
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends	$ 55,250	$ 73,361

See accompanying notes to consolidated financial statements.

Pernix Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group, Inc. (the "Company" or "Pernix") is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2013 and 2012, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its eleven subsidiaries.

Pernix Group is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a design-build general contractor in the public and private markets and Power Generation Services as a builder, manager and investor in power projects as an independent power producer and as a general contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates, in Azerbaijan, in Sierra Leone and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

The Company's subsidiaries and consolidated joint ventures, which include Pernix-Serka Joint Venture (PS JV), Pernix/SHBC Joint Venture, formerly Pernix Group Inc./Sayed Hamid Behbehani & Sons Co., Joint Venture L.P. (SHBC), Pernix Niger LLC (Niger), Pernix Kurdistan, LLC, Pernix Azerbaijan, LLC, Pernix-Serka JV Sierra Leone and Pernix Technical Works Co., LLC (PTW) located in Dubai, also bid on and /or execute construction projects with support from the Pernix corporate office. PS JV has been awarded four significant projects from its primary customer and has funded its operations since its inception and cash of PSJV is not available for other purposes unless distributions are made to the partners. As of December 31, 2013 and 2012, PSJV has $10.1 million and $18.6 million in cash, $6.5 million and $7.2 million in other assets, $8.3 million and $8.8 million billings in excess of cost and $8.8 million and $7.8 million of other liabilities, respectively.

Pernix Group has two wholly-owned power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji, (Pernix Fiji, Ltd. a.k.a. PFL), and Vanuatu (Vanuatu Utilities and Infrastructure, a.k.a. VUI), respectively. The Company also has a strategic alliance with UEI Holdings, LLC. UEI Holdings has experience with almost all power sources and technologies and over the past 15 years has managed, commissioned, designed or helped build over 50,000MW of various power generation facilities. The technical capabilities and experience provided through this venture allow Pernix to expand its power segment construction and management offerings.

The Company generates cash flows primarily from serving as the general contractor on construction projects for the United States of America (U.S.) Government and through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. The Company anticipates its open registration statements, as it relates to primary fixed price offerings, will augment our current sources of capital. Beyond the cash expected to be generated by operations, from third party banks, and the issuance of additional shares, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis only.

2. Quasi-Reorganization

In accordance with quasi-reorganization requirements, the Company elected to effect a quasi-reorganization after assessing as of September 30, 2012, that it had reached a turning point in its operations and future profitable operations were reasonably assured. The management team transformed the Company through the 2012 disposition of unprofitable business entities and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies. Since 2005 management has significantly reduced debt, significantly increased equity, improved the profitability of its continuing operations, built its contract backlog and expanded its customer base.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805, Business Combinations, to restate assets and liabilities at fair value. The Company with the assistance of a third-party valuation firm performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its shareholders and its Board of Directors to implement a quasi-reorganization and followed these principles:

•The fair value of assets and liabilities was determined in conformity with the procedures specified by ASC 805, Business Combinations.

• The carrying values of the current assets and current and non-current liabilities generally approximated fair value prior to the quasi-reorganization except for PFL inventory and related party debt. PFL inventory was adjusted to reflect replacement cost and related party debt was adjusted to reflect the present value of the contractual debt payments discounted at a current market rate in light of the Company’s risk profile (approximately 3.75% while stated interest rate was 5.0%).

•Plant and equipment assets and other long-lived assets were adjusted and all accumulated depreciation and amortization was eliminated.

• Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities to the extent they were deemed realizable. In accordance with the quasi-reorganization requirements, tax benefits that existed, and were reserved for through a valuation allowance, at the date of the quasi-reorganization which are subsequently realized in periods after the quasi-reorganization will be recorded directly to equity when realized.

• Construction and power contracts were recognized as intangible assets and the sum of the fair values of the assets and liabilities exceeded net book value at the date of the quasi-reorganization.

• In compliance with SEC guidelines, no write-up of net assets was recorded as a result of the quasi-reorganization; therefore, the excess of fair value over existing net book value was reallocated as a pro rata reduction to certain non-current assets.

• The Company’s accumulated deficit and accumulated other comprehensive income (loss) accounts of $68.6 million and ($0.1) million, respectively, as of September 30, 2012 was eliminated, with a commensurate reduction in additional paid-in capital.

• The Company’s earnings and accumulated other comprehensive income (loss) subsequent to September 30, 2012 are separately presented as “Retained (Deficit) - since September 30, 2012” on the face of the consolidated balance sheets and this presentation will be carried forward for ten years until September 30, 2022.

• The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. The preliminary estimates of the fair value of the Company’s assets and liabilities, in connection with the application of quasi-reorganization accounting completed during the three months ended September 30, 2012, were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these were subject to change as we obtained additional information for our estimates during the respective measurement periods (up to one year from the quasi-reorganization date). The primary areas of those preliminary estimates that were not finalized as of September 30, 2012 related to inventory and identifiable intangible assets and during the fourth quarter of 2012 a downward revision of $0.3 million was recorded to the value allocable to inventory and an upward revision of $0.3 million was recorded to the value of contracts along with other minor revisions.

Below is a summary of assets and liabilities as of September 30, 2012 and the adjusted fair value for each type of asset and liability after reallocation.

		Quasi-Reorganization Adjustments
	As of September 30, 2012 Carrying Value Prior to Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	Adjusted Carrying Value after Quasi-Reorganization
Other current assets	$28,224,080	$28,224,080	N/A	N/A	—	$28,224,080
Inventories	1,488,543	1,701,133	N/A	N/A	—	1,701,133
Total current assets	29,712,623	29,925,213	N/A	N/A	—	29,925,213
Short term debt – related party	1,018,089	1,078,000	N/A	N/A	—	1,078,000
Other current liabilities	19,319,030	19,319,030	N/A	N/A	—	19,319,030
Total current liabilities	20,337,119	20,397,030	N/A	N/A	—	20,397,030
Net current assets	9,375,504	9,528,184	N/A	N/A	—	9,528,184
Non-current deferred taxes, net	3,855,193	3,855,193	N/A	N/A	—	3,855,193
Non-current assets (deposits)	57,863	57,863	N/A	N/A	—	57,863
Other non-current assets
Plant and Equipment	415,174	427,163	0.06	409,480	0.06	17,684
Construction and power contracts	—	6,540,000	0.94	6,269,258	0.94	270,742
Total other non-current assets (excludes deferred taxes)	415,174	6,967,163	1.00	6,678,738	1.00	288,425
Non-current liabilities
Long term debt – related party	1,316,341	1,342,273	N/A	N/A	N/A	1,342,273
Total Net Non-current assets (excluding deferred taxes)	(901,168)	5,624,890	1.00	6,678,738	1.00	(1,053,848)
Total Net Assets	$12,387,392	$19,066,130	1.00	6,678,738	1.00	$12,387,392

In addition to the adjustments above, the net effect of applying quasi-reorganization accounting to the Company’s consolidated balance sheet at September 30, 2012 was to adjust the accumulated deficit and cumulative other comprehensive income (loss) to zero balances with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account. The professional costs incurred in connection with the quasi-reorganization approximated $0.1 million and were charged directly to accumulated deficit in connection with the reclassification of the accumulated deficit to additional paid-in capital in connection with the quasi-reorganization. During 2013, amortization of adjustments resulting from the quasi-reorganization increased pretax income approximately $0.2 million and arose primarily from lower depreciation expense ($0.2 million), lower interest expense ($0.1 million) and higher contract amortization expense ($0.1 million). These items were not material for 2012 and are not expected to be material during 2014 and beyond.

3. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries over which the Company exercises control and joint ventures when determined to be variable interest entities in which the Company is the primary beneficiary as of December 31, 2013. During 2013 and 2012, the variable interest entities and related financial results are not material. All inter-company accounts have been eliminated in consolidation. The 2013 and 2012 consolidated financial statements of the Company reflect the impact of quasi-reorganization accounting. See Notes 1 and 2 in the notes to our consolidated financial statements for more information regarding joint ventures and the quasi-reorganization.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, valuation of options in connection with various share-based compensation plans, insurance accruals, the valuation allowance against deferred tax assets and the estimates and assumptions used in the valuations obtained in connection with the 2012 quasi-reorganization. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially. During the fourth quarter of 2012, the Company had changes in estimates related to the quasi-reorganization. See Note 2 in the notes to our consolidated financial statements. The Company also had a change in the estimates of anticipated costs associated with the close out, demobilization and other changes in estimate related to various projects that resulted in a $1.1 million decrease and a $0.9 million increase to pretax income after non-controlling interest in 2013 and 2012, respectively.

Reclassification—Certain reclassifications were made to prior years’ amounts to conform to the 2013 presentation.

Revenue Recognition— Pernix offers our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Prior to March 28, 2012, the Company also operated the RF Transmitter Design, Installation and Service segment. Revenue recognition for each of the non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the U.S. Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that the Company estimate future costs to complete a project based upon the knowledge and experience of the Company’s engineers, project managers and finance professionals. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of sales and in revenue to the extent the contract is complete.

Power Generation Services Revenue. The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period. The Company also received fixed payments in connection with the long term concession deed for Operations and Maintenance (O&M) services in Fiji.

RF Transmitter Design, Installation and Service Revenue. Any revenues associated with TransRadio contracts are included in the loss from discontinued operations for the year ended December 31, 2012. See Note 8 in the notes to our consolidated financial statements. Contracts for TransRadio products and services generally contained customer-specified acceptance provisions. The Company evaluated customer acceptance by demonstrating objectively that the criteria specified in the contract acceptance provisions were satisfied and recognized revenue on these contracts when the objective evidence and customer acceptance were demonstrated. Certain contracts included prepayments, which were recorded as a liability until the customer acceptance was received, at which time the prepayments were recorded as revenue. Certain TransRadio contracts required training services separate from acceptance of provisions and were generally provided after the delivery of the product to the customer. These services were a separate element of the contract that was accounted for as revenue was earned. The amount attributable to services was based on the fair value of the services in the marketplace and was typically stipulated separately with the customer.

Cost of Construction Revenue. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue and indirect overhead dependent on the nature of charges and the related project agreements. If not chargeable to individual projects, overhead costs are expensed in the period incurred. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion.

Contract Claims—The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of December 31, 2013 and 2012, the Company had no significant receivables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.  See Note 16 to the consolidated financial statements.

Inventory — Inventories are valued at the lower of cost or market, generally using the first-in, first-out (FIFO) method with certain exceptions for items that are homogenous in nature. The inventory reflects the write up of inventory that was on hand as of September 30, 2012 to fair value in connection with the quasi-reorganization as described below.

As a result of the quasi-reorganization, the carrying value of inventory was increased from $1.5 million to $1.7 million as of September 30, 2012. The new cost basis reflected the replacement cost of the inventory as of September 30, 2012. The $0.2 million increase in the carrying value of the inventory will be expensed as the inventory is used and is inclusive of a fourth quarter 2012 refinement ($0.3 million decrease) of the fair value estimate used as of the quasi-reorganization implementation date. There was no net impact on total assets related to these valuation refinements; rather simply a reallocation of the values subject to the valuation cap in which total net assets cannot be written up in a quasi-reorganization. The carrying value of other current assets approximated the fair value and no adjustment was necessary for those other current assets in connection with the quasi-reorganization.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement. As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an insignificant amount as of September 30, 2012, the new cost basis, and the accumulated depreciation was also removed. The new cost basis will be amortized over the remaining estimated useful lives of these assets.  In March 2013, the Company purchased the building where its corporate headquarters is located from Baron Real Estate Holdings, a related party under common control for $1.1 million, which approximates the carrying value of the related party seller.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment subsequent to the quasi-reorganization through December 31, 2013.

Construction and power contracts – In connection with the refinement of quasi-reorganization asset valuations during the fourth quarter of 2012, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As of December 31, 2013 the remaining weighted average life on contract intangible assets is 5.9 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the years ended December 31, 2013 and 2012, and is expected to be less than $0.1 million for the year ending December 31, 2014 and immaterial after 2014.  In response to the re-tendering of the operation and maintenance of the Vanuatu power operations the Company has accelerated the amortization period of the related power contract.  See Note 24 to the consolidated financial statements.

Income Taxes—PGI and PFL file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. Pernix Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

A valuation reserve is recorded to offset the deferred tax benefit if management has determined it is more likely than not that the deferred tax assets will not be realized.  The need for a valuation allowance is assessed each quarter.

As previously mentioned, the Company sold its 82% interest in TransRadio in March 2012. Historically, TransRadio prepared its corporate income tax returns based on German tax code. The German tax liability is generally comprised of three components: corporate income tax of 15%, a solidarity tax and a trade tax. In connection with the 2009 acquisition of the controlling interest in TransRadio, a deferred tax liability of $0.6 million was recorded related to the intangible customer relationship and backlog assets. Those assets have been amortized or written off and the related deferred tax liability has been reduced to zero in connection with the sale of TransRadio.  German tax expense is included in discontinued operations. In accordance with accounting guidance for deferred tax assets on discontinued operations, the deferred tax benefit associated with the 2012 loss on discontinued operations is reflected as income tax benefit to the extent it is more likely than not that it will be realized in connection with future continuing operations. As of December 31, 2013, this deferred tax asset is fully reserved for by a valuation allowance.

As of June 30, 2012, the Company restored the $1.4 million valuation allowance on the TCNMI deferred tax asset in connection with the uncertainty regarding the strategy as to whether or not it would continue to operate and / or own TCNMI. On October 12, 2012, the Company sold its 100% interest in TCNMI, Inc., thereby triggering a $51.7 million U.S. federal and state tax loss for which the related deferred tax asset of $22.5 million is fully reserved with a valuation allowance as of December 31, 2013. Prior to the sale, the cumulative operating losses of the TCNMI operations were not included in U.S. taxable income because the CNMI is a separate tax jurisdiction. TCNMI historically prepared its corporate income tax returns based on the local CNMI tax code. Any income tax due on the TCNMI source income is rebated to the extent that it exceeds local business gross receipts taxes. The rebate percent ranges from 90% decreasing to 50% depending upon the amount of taxable income. The amounts paid for the gross receipts tax amounted to zero and $24,390 in 2013 and 2012, respectively, and are included in loss on discontinued operations in the consolidated statement of operations.

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

Related Party Debt — As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt as of September 30, 2012. The new cost basis reflects the fair value of the debt as of the date of the quasi-reorganization in accordance with accounting guidance. The debt is a “financial instrument” and thus is not subject to the net asset write-up limitation. The change in the carrying value of the debt was fully amortized in connection with the repayment of the debt in December 2013.

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors considered by the Company in its contract evaluations include, but are not limited to:

• Client type—domestic and foreign federal, state and local government or commercial client;

• Historical contract performance;

• Historical collection and delinquency trends;

• Client credit worthiness; and

• General economic conditions.

During 2013 and 2012, there were no bad debt write-offs of accounts receivable. As of December, 31, 2013 and 2012, there was no allowance for doubtful accounts deemed necessary.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the debt agreements approximate fair value because of the short maturities of these instruments and the related party loans were adjusted to fair value in connection with the quasi-reorganization and were repaid during December 2013.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type leases, and foreign currency contracts. As of December 31, 2013 and 2012, the Company did not hold any such financial instruments.

Intangible Assets—Certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During 2012, Pernix Group recognized asset impairment charges of $0.5 million that are reflected as a component of loss on discontinued operations in the consolidated statements of operations. The intangible construction and power contracts were measured at fair value and recorded subject to the quasi-reorganization rules as of September 30, 2012. These contract assets are not considered to be impaired as of December 31, 2013 or 2012.

Foreign Currency Translation—The functional currency of the Company’s foreign operations is the applicable local currency with the exception of a Fijian division of the Pernix/SHBC JV. Until late 2012, the financial position and results of operations of the Company’s Fijian division of the Pernix/SHBC JV are recorded using the local currency (Fijian dollars); however, the Company’s functional currency was U.S. dollars. During late 2012, this subsidiary was combined into another Fijian subsidiary and at that time the functional currency designation was aligned to be consistent for all Fijian operations and is now the Fijian dollar. The financial statements for this subsidiary are measured in U.S. dollars using the historical exchange rate for fixed assets and certain other assets and liabilities. The exchange rate at the end of the reporting period is used to convert all monetary assets and liabilities. An annual average exchange rate is used for each period for revenues and expenses. The resulting foreign exchange transaction gains or (losses) are recorded in the consolidated statement of operations. The functional currency is translated into U.S. dollars for balance sheet asset and liability accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are reflected as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income (expense), net in the consolidated statements of operations.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2013 and 2012, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Stock-Based Compensation—In December 2011, the Company’s shareholders and board of directors approved the 2012 Incentive Stock Option Plan (the “ISOP”) that provides for the issuance of qualified stock options to employees. In connection with the annual shareholder meeting held on November 12, 2012, the shareholders approved a long term incentive plan for non-employee directors (the “LTIP”) and consultants. During the annual shareholder meeting held in November 2013, the shareholders approved the Equity Incentive Plan (the “EIP”) for employees, non-employee directors and consultants.  Simultaneously with the approval of the EIP, the shareholders approved the transfer of the remaining undistributed shares from the ISOP and LTIP into the EIP.  The EIP allows various types of awards including stock options, stock awards, restricted stock units and other types of awards.

The Company recognizes the expense associated with stock option awards over the period during which an employee, director or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The related option awards for employees and directors are classified as equity and as such are valued at the grant date and are not subject to remeasurement. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. The option valuation was performed using a fair value Black Scholes model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During 2013 and 2012, the compensation expense related to the stock options was approximately $0.2 million and less than $0.1 million, respectively.

4. Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued an ASU that clarifies that a cumulative translation adjustment should be released into net income only if there is a sale or transfer of a controlling financial interest in a foreign subsidiary and only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The guidance also clarifies that existing guidance for pro rata release of a cumulative translation adjustment continues to apply for equity method investments in a foreign entity. This update is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and early adoption is permitted as of the beginning of the calendar year in which adoption occurs. The Company complies with this guidance and as such released into income the cumulative translation adjustment of $0.4 million related to TransRadio during the first half of 2012 as it completely liquidated its investment in TransRadio. This release of the cumulative translation adjustment into income is reflected in the Statement of Changes in Stockholders’ Equity.

In February 2013, the FASB issued an ASU that requires an entity to report items reclassified out of accumulated other comprehensive income (loss) to enable users to understand the impact of such reclassifications on income or to a balance sheet account. The Company has complied with this reporting requirement during 2013 and 2012. As is reported in our statement of changes in stockholders' equity, in connection with the September 30, 2012 quasi-reorganization, the Company has reclassified $0.1 million from accumulated other comprehensive income (loss) to additional paid in capital in accordance with accounting guidance for "fresh start" accounting. In addition, the Company disclosed the $0.4 million release of foreign currency translation into income in connection with the sale of TransRadio as mentioned above. This guidance does not have a material impact on our financial statements or disclosures.

In February 2013, the FASB issued an ASU that requires an entity to disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date but the apportionment of the total is not determinable. The ASU is intended to help users understand how an entity has accounted for such arrangements because U.S. GAAP previously did not include specific guidance on accounting for such obligations which has resulted in diversity in practice. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has complied with the requirements of this update during 2013 and 2012 and it is not expected to have a material impact on our financial statements or disclosures.

5. Recently Issued Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-05, ‘‘Service Concession Arrangements.’’ This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management is in the process of determining the impact on the company’s financial position, results of operations and cash flows.

Other pronouncements issued recently are not expected to have a material impact on the company’s financial position, results of operations or cash flows.

6. Fair Value of Non-Financial Assets

The tradename intangible related to TransRadio was written down by $0.4 million to $0.5 million during 2011, based on the updated relief from royalty rate method Level 3 valuation and the remainder of the tradename was written off in connection with the sale of TransRadio in March 2012. As discussed in Note 2, customer contract intangibles totaling less than $0.3 million were recorded in connection with the quasi-reorganization and are based upon Level 3 valuation inputs.   No other non-financial intangible assets remain as of December 31, 2013.

7. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2013 and 2012 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the years ended December 31, 2013 and 2012:

Contract Backlog Schedule

Balance at December 31, 2011	$70,996,164
New Construction Contracts / Amendments to contracts in 2012	111,708,446
Less: Construction contract revenue earned as of December 31, 2012	(114,803,035)
Balance at December 31, 2012	$67,901,575

Balance at December 31, 2012	$67,901,575
New Construction Contracts / Amendments to contracts in 2013	37,000,391
Less: Construction contract revenue earned as of December 31, 2013	(67,776,314)
Balance at December 31, 2013	$37,125,652

Management anticipates that the full backlog of $37.1 million as of December 31, 2013 will be recognized as revenue during 2014. Additionally, the table does not include $45.5 million of new awards and modifications received in early 2014. The new awards include the $29.1 million contract awarded to PFL in February 2014 to add 35MW of capacity to the Kinoya diesel power station and a $17.0 million contract awarded in February 2014 to Pernix / LTC JV, to construct a two story laboratory on the campus of Texas A&M University. The backlog table also does not include the $0.6 million modification received on February 24, 2014 that will generate incremental revenue related settlements for customer related time delays on the embassy rehabilitation project in Niger. Finally, the table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services.

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

In March 2012, the Pernix Group management team requested and received approval from the Pernix Board of Director’s to pursue an expedited divestiture of the 82% interest in TransRadio. This divestiture was intended to curtail losses that had been generated by the radio transmitter segment and will allow the Pernix management team to focus its efforts on the Construction and Power Generation Services operating segments which it intends to grow organically and through acquisitions. The Company executed a stock sale and transfer agreement for its equity interest in TransRadio on March 26, 2012 at an amount determined to be the fair value of TransRadio and closed the transaction on March 28, 2012 for $1.2 million plus assumption of the liabilities of TransRadio by Bevita Commercial Corp., a related party for which the Company is unable to determine the extent of common control. The 2012 losses from operations of TransRadio amounted to $1.2 million and the loss on sale amounted to $0.7 million ($0.5 million of which related to the write-down of the tradename intangible asset). These 2012 losses are presented as losses from discontinued operations in our consolidated statements of operations.

Following is a summary of loss from the operations and sale of TransRadio and TCNMI for 2012 (in millions):

	TransRadio	TCNMI
	2012	2012
Revenues	$1.0	$1.2
Cost of Goods Sold	0.6	0.8
Operating expense and other	1.1	0.7
Operating loss before income tax expense	(0.7)	(0.2)
Income tax expense on discontinued operations and sale	0.0	(1.4)
Loss on sale of TransRadio discontinued operations, net	(0.7)	N/A
Gain on sale of TCNMI recorded in Additional Paid In Capital	N/A	1.1
Loss on discontinued operations, net of income taxes	$(1.9)	$(1.8)

There were no net assets from discontinued operations for TransRadio and TCNMI included in the consolidated balance sheets as of December 31, 2013 or 2012.

9. Accounts Receivable—Net

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from construction contract related sales to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Trade construction contracts completed and in progress	$8,255,970		$7,109,308
Trade other (Power Generation receivables)	641,424		779,839
Less: allowance for doubtful accounts	—		—
Total accounts receivable trade, net	$8,897,394		$7,889,147
Retainage receivables	200,000	[1]	200,000	[1]
Accounts receivable – related party	39,447		23,041
Other receivables	86,389		433,231
Total accounts receivable, net	$9,223,230		$8,545,419

[1] Includes $200,000 retainage receivable from US Department of State’s Bureau of Overseas Buildings Operations (OBO) that the Company currently anticipates will be received in early 2014, as the final Shield project close-out is completed.

Gross Trade Receivable by Major Customers	December 31, 2013		December 31, 2012
OBO	$8,255,970		$7,109,308
Government of Vanuatu (VUI)	266,258		390,881
Fiji Electricity Authority (FEA)	374,591		388,958
All others	575		—
Total	8,897,394		7,889,147
Less: Allowance for doubtful accounts	—		—
Total accounts receivable trade, net	$8,897,394		$7,889,147
Retainage receivables	200,000	[1]	200,000	[1]
Accounts receivable - related party	39,447		23,041
Other Receivables	86,389		433,231
Total accounts receivable - net	$9,223,230		$8,545,419

[1] Includes $200,000 retainage receivable from OBO that the Company currently anticipates will be received in early 2014, as the final Shield project close-out is completed.

10. Inventories

As of December 31, 2013 and 2012 the components of inventories are as follows:

	December 31, 2013	December 31, 2012
Supplies	$1,626,003	$1,822,945
Total inventories	$1,626,003	$1,822,945

The supplies inventory represents the value of spare parts maintained by the Company for use in the diesel power generators. As a result of the quasi-reorganization, the carrying value of the PFL inventory was increased from $1.5 million to $1.7 million reflecting the replacement cost of the inventory as of September 30, 2012. The increased carrying value of the inventory is being expensed as the inventory is used.

11. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of December 31, 2013 and 2012 were as follows:

Cost and Estimating Earnings on Uncompleted Contracts	December 31, 2013	December 31, 2012
Cost incurred on uncompleted contracts	$211,750,908	$147,874,837
Estimated earnings	18,207,952	14,332,709
Total cost and estimated earnings	229,958,860	162,207,546
Less: Billings to date	238,309,368	171,124,928
Net	(8,350,508)	(8,917,382)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$56,679	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,407,187)	(8,917,382)
	$(8,350,508)	$(8,917,382)

12. Property and Equipment

The property and equipment carrying value as of December 31, 2013 reflects the revaluation performed in connection with the quasi-reorganization implemented on September 30, 2012, coupled with the addition of new property and equipment since September 30, 2012. During the first quarter of 2013, the Company purchased the building and land on which its corporate headquarters are now located for $1.1 million from Baron Real Estate Holdings, Inc. (“Baron”), a related party.  Prior to the purchase Pernix Group, Inc. leased its corporate headquarters from Baron.  In accordance with the applicable accounting rules for such a transaction between related parties with the same parent, the assets acquired were recorded at the carrying value utilized by Baron at the date of the acquisition, which approximated the amount paid by Pernix for the assets.

The property and equipment as of December 31, 2013 is as follows:

	December 31, 2013	December 31, 2012
Building/leasehold improvements	$785,240	$17,438
Land	420,000	—
Office furniture and equipment	121,693	2,438
Computer, software and communication equipment	8,920	8,279
	1,335,853	28,155
Less accumulated depreciation	(52,954)	(3,816)
Net property and equipment	$1,282,899	$24,339

As a result of the quasi-reorganization, the carrying value of property and equipment acquired prior to the quasi-reorganization was reduced by $0.4 million to an insignificant amount referred to as the “new cost basis”.  The new cost basis excludes the accumulated depreciation that had accrued on or before September 30, 2012. Total depreciation expense was $250,761 for 2013 ($49,138 after the quasi-reorganization impact) and $167,997 for 2012 ($3,816 after the quasi-reorganization impact). Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

13. Short-term and long-term borrowings

Pernix Group, Inc. debt agreements

As of December 31, 2013 and 2012, the Company has $0.0 million and $2.3 million of outstanding debt under agreements with related parties. Included in the debt outstanding as of December 31, 2012 was a $1.0 million short-term debt agreement with Bent Marketing Ltd., a related party, which was fully repaid in December 2013. Also included in the outstanding debt as of December 31, 2012 was a $1.25 million long-term debt agreement with Bent Marketing that was fully repaid in December 2013. The interest rate on the borrowings was 5% per annum. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.25 million to $1.3 million for the long term related party debt. The interest expense during 2013 and 2012 amounted to approximately $43,000 and $97,000, respectively, after the impact of the quasi-reorganization amortization adjustment that reduced the interest expense by $65,799 and $20,044, respectively. See Notes 2 and 3 in the notes to our consolidated financial statements.

In connection with the purchase of the land and building for the Company’s corporate headquarters during March 2013, Pernix borrowed $0.5 million under an agreement with Baron, a related party, with interest accruing at a rate of 4.0% per annum. The note was payable in twelve monthly installments beginning in March 2013. On December 23, 2013 the outstanding balance of the note was fully repaid with accrued interest.

On November 28, 2011 the Company received an additional short-term loan from Bent Marketing, Ltd. in the amount of $350,000 that was repaid in May 2012 along with accrued interest.

During the fourth quarter of 2011 and the first quarter of 2012, the Company extended short term loans to TransRadio. The interest rate on both loans was 5% and the loans were due on June 30, 2012 and March 14, 2013, respectively. On March 28, 2012, the Company sold its interest in TransRadio and the buyer, Bevita Commercial Corp., a related party, assumed the loans. During May 2012, the loans of $350,000 and $325,000, respectively, for a total of $675,000 plus accrued interest of $13,052 were repaid.

PFL debt agreements

In December 2011, PFL entered into a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) which provides borrowing capacity up to FJD 1 million ($0.5 million USD as of December 31, 2013 and $0.6 million USD as of December 31, 2012) and is secured by all real and personal property of PFL. During October 2013, PFL increased the capacity under its line of credit agreement with ANZ to FJD 2 million ($1.1 million USD as of December 31, 2013). The agreement remains secured by all real and personal property of PFL and a corporate guarantee of FJD 1 million ($0.5 million USD) issued by Pernix Group to ANZ.

A FJD 2,500 ($1,380 USD) fee was paid in conjunction with the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum in cases where the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The fee is calculated on the undrawn the line of credit balance, initially assessed three months from the date of acceptance, and then monthly thereafter until the line of credit is fully drawn. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate of 6.25% per annum at December 31, 2013).

As of October 2013, FJD 0.6 million of the line of credit established, was allocated to facilitate the issuance of the performance security and advance payment guarantee to Solomon Islands Electricity Authority, while FJD 1.4 million, was allocated to support projects on behalf of Pernix Group, Inc. An establishment fee of 1.75% of the guarantee amount was charged followed by a semi-annual fee of 1.75%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. As of December 31, 2013 and 2012 there were no outstanding borrowings under the line of credit agreement.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of December 31, 2013, the PFL gearing ratio is 0.65, well below the limit of 2.1. PFL is in compliance with all covenants as of December 31, 2013.

14. Fair Value Measurements

The Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. During 2012, the Company recognized a fair value impairment charge, with respect to its customer relationships and trademark assets of $0.5 million. The Company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis as of December 31, 2013 except for contracts recorded in connection with the quasi-reorganization. See Note 2 to the consolidated financial statements.

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

In April 2011, Pernix Group leased its corporate headquarters at 151 E. 22nd Street in Lombard, Illinois under a five year operating lease with Baron, a related party, commencing May 1, 2011 and expiring on April 30, 2016. The lease called for a base rental payment of $7,015 per month in the first year with a free month of rent and a 3.0% escalation in the monthly rate in each of the four subsequent years. In December 2012, the Company amended this lease agreement for the corporate headquarters to accommodate its growing business. The lease amendment increased the leased space from 6,475 square feet to 11,177 square feet. The amended monthly rent was $12,735which went into effect on January 1, 2013.   In the first quarter of 2013, the Company purchased the land and building in which the corporate headquarters are located and in connection with this purchase the lease was terminated and no further commitment exists.

On January 1, 2012 the Company’s joint venture, PS JV, entered into a lease agreement with ICS Serka LLC for a term of four years from January 15, 2012 through January 14, 2016. The lease calls for a base rental payment of $10,748 per month in the first year with a 2.5% escalation, in the monthly rate, in each of the three subsequent years. The base monthly amount excludes operating charges. Pernix-Serka Joint Venture will be responsible for prorated operating charges during each calendar year.

On March 28, 2012, the Company sold its interest in TransRadio thereby reducing Pernix Group’s minimum lease commitments.  Prior to the sale, Pernix leased certain buildings, cars and equipment in Germany under non-cancelable operating leases. TransRadio’s expense for the year ended December 31, 2012 was $0.1 million and was included in the loss from discontinued operations in the consolidated statement of operations for the period.

On September 11, 2013, the Company entered in to a twelve month lease for office space in Dubai. The lease period runs from November 15, 2013 to November 14, 2014 at cost of $3,000 per month. The purpose of this office is to facilitate the management of local and regional construction projects for new and existing customers.

Future minimum lease payments at December 31, 2013 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending December 31,
2014	$301,317
2015	154,100
2016	13,557
Total	$468,974

Lease expense was approximately $0.3 million for the years ended December 31, 2013 and 2012, excluding the lease expense associated with TransRadio ($0.2 million) that is presented within discontinued operations in the consolidated statement of operations for 2012.

16. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and financial guarantees. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of December 31, 2013 and 2012. If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. The Company’s customer base includes governments, government agencies and quasi-government organizations, which are dispersed across many different industries and geographic locations. See Notes 3 and 9 in the notes to our consolidated financial statements.

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2013 or 2012.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2013 the Company had a FJD 1.0 million ($0.5 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are drawn under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of December 31, 2013.  No such guarantees were outstanding as of December 31, 2012.  In December 2012, the Company was awarded a $1.6 million project to install cable in the Solomon Islands. In connection with this award, a performance guarantee was established with ANZ Bank. The project is 80.9% complete as of December 31, 2013 and the Company does not anticipate any payment risk under this guarantee as of December 31, 2013.

The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. During 2013 and 2012, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, accounts that are non-interest bearing are insured up to the full amount on deposit until January 1, 2013, when the unlimited insurance were once again reduced to $250,000 per institution. As of December 31, 2013 and 2012, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $17,920,452 and $375,225, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of December 31, 2013 and 2012, the amount of bank deposits in these financial institutions was $1,409,144 and $677,557, respectively.

17. Stockholders’ Equity

Certificate of Amendment of the Corporation’s Restated Certificate of Incorporation - In connection with the Series A Preferred Stock sale that was effective on December 30, 2013, the Company amended its Restated Certificate of Incorporation and its Certificate of Designation for Series A Preferred Stock to increase the total number of shares of stock which the Company shall have authority to issue to twenty five million five hundred thousand (25,500,000), consisting of twenty million (20,000,000) shares of Common Stock, par value $.01 per share (“Common Stock”), and five million five hundred thousand (5,500,000) shares of Preferred Stock, par value $.01 per share (“Preferred Stock”).

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil Continental, S.A., BVI and Halbarad Group, Ltd., BVI, respectively for $5.00 per share, resulting in proceeds received by the Company of $5.0 million.  The Company anticipates using the proceeds for potential acquisitions and operating activities as needed.   Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of December 31, 2013, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix Group common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50. No dividends were accrued or paid on the Series A Preferred Stock during 2013. As of December 31, 2012, no Series A Preferred Stock had been issued.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2013 and 2012, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into Pernix Group common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. During 2011, in the Series B Preferred Stock conversion rate was amended in connection with a reverse stock split to allow for conversion at a rate of 15:1 preferred into common shares on a post reverse stock split basis. On April 2, 2012, the Company repurchased 219,250 Series B Preferred Stock from its majority shareholder, Ernil Continental, S.A. As of December 31, 2013 and 2012, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. As of December 31, 2013 and 2012, preferred stock dividends of $186,137 and $130,887, respectively, were accrued. The dividends for the years ended December 31, 2013 and 2012 were $55,250 and $73,361, respectively. Dividends of $0 and $107,295 were paid during 2013 and 2012, respectively.

Common Stock —As of December 31, 2013 and 2012, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

18. Earnings per share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	December 31, 2013	December 31, 2012
Numerator — Net income (loss) from continued operations	$(4,624,993)	$4,158,904
Less: Preferred stock dividends	55,250	73,361
Basic net income/(loss) from continuing operations available to common stockholders	(4,680,243)	4,085,543

Denominator
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	9,403,697

Basic (loss) earnings per share from continuing operations	$(0.50)	$0.43

Diluted (loss) earnings per share from continuing operations	$(0.50)	$0.43

Basic and diluted net (loss) earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations.  The impact of the potential issuances of common stock related to the Company’s convertible preferred stock and outstanding stock options has been excluded from earnings per share for the years ended December 31, 2013 and 2012, since inclusion would be anti-dilutive. See Note 19 in the notes to our consolidated financial statements for discussion of stock option plans.

19. Stock Compensation Plans

2014 Equity Incentive Plan- In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan (the “EIP”) that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.

2013 Long Term Incentive Plan- During late 2012 the Company’s shareholders approved the Long-Term Incentive Plan (the “LTIP”). The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. 785,000 shares were allocated in total to cover any and all award types under the LTIP. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. As of December 31, 2013, the vesting of 13,500 options was accelerated in connection with the retirement of a board member. No other options granted during 2013 under this plan vest until the first anniversary of the grant date. The remaining 706,500 shares were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the LTIP.

This plan will expire in December 2022. The Company incurred expense associated with the LTIP during 2013 in the amount of less than $0.1 million.

2012 Employee Incentive Stock Option Plan — In late 2011, the Company’s shareholders and board of directors adopted the 2012 Incentive Stock Option Plan (the “ISOP”) that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares were reserved for issuance. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreement. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. 175,000 options to buy shares of Pernix Group common stock were awarded on January 26, 2012 with a strike price equal to the fair market value of the Company’s common stock and a vesting schedule of 5 years. Additionally, as of February 8, 2013 a grant of 347,500 options (with a three year vesting schedule) to buy shares of Pernix Group common stock with a strike price equal to the fair market value of the Company’s common stock was made.  This plan will expire in December 2021.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows.  There were no options exercised during 2013 or 2012.

The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
LTIP
Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	78,500	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	0	N/A	0	N/A
Options outstanding, at December 31	78,500	2.09	0	N/A
Options exercisable, at December 31	13,500	$2.09	0	$ N/A

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
ISOP
Options outstanding, at beginning of year	152,500	$2.09	0	$0
Granted	347,500	2.09	175,000	2.09
Exercised	0	N/A	0	N/A
Forfeited/expired	121,000	2.09	22,500	2.09
Options outstanding, at December 31	379,000	2.09	152,500	2.09
Options exercisable, at December 31	23,500	$2.09	0	$2.09

The following table summarizes information about stock options outstanding at December 31, 2013:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
LTIP	78,500	9.1	$2.09	$—

ISOP	379,000	8.8	$2.09	$—

The weighted average grant date fair value of options outstanding during 2013 and 2012 was $1.01 and $1.04, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Key assumptions:
	2013 grant	2012 grant

Risk-free interest rate	1.1%	1.2%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Expected life in years	6.0	6.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. During 2013 and 2012, the forfeiture rate utilized was zero as the plans were relatively new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates existed until late 2013. Based on the data available late in 2013, the Company estimated a forfeiture rate of 25% and will use this rate going forward subject to refinement as experience changes. See Note 24 in the notes to our consolidated financial statements.

Total share-based compensation expense for the year ended December 31, 2013 and 2012 was $0.2 million and less than $0.1 million, respectively. As of December 31, 2013 and 2012, there was $0.3 million and $0.1 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 3.5 years, which is equivalent to the average vesting period.

The Company received no cash during the year ended December 31, 2013 and 2012, respectively, related to stock awards exercised as only 37,000 options were vested as of December 31, 2013 and no options were exercised during the periods. The options exercisable at December 31, 2013 have no intrinsic value. The Company did not realize any tax deductions for this qualified ISOP plan options as the related expense is not tax deductible. 121,000 options and 22,500 options were forfeited or cancelled during 2013 and 2012, respectively.

Other than the ISOP, LTIP and EIP, the Company did not have any equity related compensation plans as of December 31, 2013. The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $91,567 and $67,174 of expense associated with the 401K match during 2013 and 2012, respectively.

20. Income Taxes

The components of income from continuing operations before income taxes for the period indicated are as follows:

	2013	2012
Domestic	$ (415,003)	$ 2,691,650
Foreign	$ 831,524	$ 694,718
Total	$ 416,521	$ 3,386,368

Income tax expense (benefit) consists of:

Year ended December 31, 2013	Current	Deferred	Total
Federal tax expense	$—	$4,043,260	$4,043,260
State and local tax expense (benefit)	(21,894)	840,675	818,781
Foreign tax expense	179,473	—	179,473
Total tax expense	$157,579	$4,883,935	$5,041,514
Year ended December 31, 2012	Current	Deferred	Total
Federal tax (benefit)	$—	$(146,999)	$(146,999)
State and local tax (benefit)	(152,041)	(640,470)	(792,511)
Foreign tax expense	166,974	—	166,974
Total tax expense (benefit), continuing operations	14,933	(787,469)	(772,536)
Tax expense, discontinued operations	—	1,395,808	1,395,808
Total tax expense	$14,933	$608,339	$623,272

Current Tax Expense

The Company's major tax jurisdictions include Illinois, Virginia, the United States and Fiji. The related tax returns are examined by the Illinois Department of Revenue, the Virginia Department of Revenue, the Internal Revenue Service and the Fiji Islands Revenue and Customs Authority. Prior to the sale of TransRadio and TCNMI, the tax jurisdictions also included Germany  and the Commonwealth of the Northern Mariana Islands, respectively with related tax returns examined by  the Federal Central Tax Office and the Division of Revenue and Taxation of the Commonwealth of the Northern Mariana Islands, respectively.

In 2013, the Company recorded consolidated pretax income for financial reporting purposes, however the Company had a U.S. taxable loss, primarily reflecting the fact that PFL income is not taxable in the United States coupled with the impact of various timing and permanent differences. Therefore, no U.S. federal, Illinois or Virginia current income tax expense has been recorded in the accompanying consolidated statements of operations related to 2013, except for the $0.1 million current benefit related to a state income tax refund. A current foreign tax expense of $0.2 million was recorded in connection with the Company’s PFL operations in Fiji and is based upon the taxable income within Fiji at a tax rate of 20% for 2013.

In 2012, the Company recorded consolidated pretax income for financial reporting purposes; however the Company did have a sizable U.S. taxable loss, due to sale of its investments in TransRadio and TCNMI. Therefore, no U.S. federal, Illinois or Virginia current income tax expense was recorded in the accompanying consolidated statements of operations related to 2012 operations except for the $0.2 million current benefit related to a state income tax refund. A current foreign tax expense of $0.2 million was recorded in connection with the Company’s operations in Fiji and is based upon the taxable income within Fiji at a tax rate of 20% for 2012. Taxes related to TransRadio and TCNMI are presented within the loss from discontinued operations and amounted to no current benefit for TransRadio for 2012, and $1.4 million deferred tax expense for TCNMI in 2012.

Deferred Tax Expense or Benefit

The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The evidence includes an estimate of future taxable income that is heavily reliant upon construction contract backlog and power facility operation and maintenance activities. Management also considers historical taxable income and losses as well as other factors. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized in light of evidence.

The deferred income tax expense of $4.9 million for 2013 consists of $4.1 million of federal deferred tax expense and $0.8 of deferred state tax expense, reflecting management's decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company's liquidity, cash flows, or its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets are fully reserved as of December 31, 2013. U.S. net operating and capital loss carryforwards totaling approximately $71.9 million are available  to Pernix Group, Inc. as of December 31, 2013.

Significant additional federal taxable losses ($51.7 million loss and $3.0 million related to the losses and sale of TCNMI and TransRadio, respectively) were generated during 2012.  The corresponding newly generated deferred tax assets of $22.5 million and $1.2 million, respectively, are fully reserved for with a valuation allowance as of December 31, 2013.

Central to management's decision to increase the valuation allowance during 2013 third quarter was the level of new business and change orders won during the year ($37.0 million compared to $111.7 million for the comparable prior year period). The reduction of new business won year over year, when considered along with uncertainty associated the new business forecast, past U.S. taxable income (losses), tax planning strategies and other positive and negative factors, contributed to management's decision to increase the valuation allowance. The need for a valuation allowance increase and / or reduction is assessed each quarter and as such the valuation allowance may be reduced if and when additional new business, tax planning strategies and other factors collectively support such a reduction from the December 31, 2013 fully reserved status.

The total 2012 deferred tax expense amounted to $0.6 million, consisting of a $1.4 million deferred tax expense related to TCNMI discontinued operations, a deferred state tax benefit of $0.6 million and a federal deferred tax benefit of $0.2 million. During the second quarter of 2012 the Company increased its valuation allowance on its TCNMI deferred tax assets by $1.4 million, as management no longer considered it more likely than not that the company will utilize the net operating losses generated in CNMI to offset CNMI taxable income, reflecting the uncertainty arising partially from the potential liability and legal costs incurred and anticipated related to the Koblerville lawsuit as discussed below. TCNMI was sold on October 12, 2012 and therefore, the Company no longer has CNMI deferred tax assets. This $1.4 million deferred tax expense is reflected in the loss on discontinued operations. The deferred state tax benefit of $0.6 million was recorded during 2012 as the valuation allowance against the state of Illinois deferred tax assets was reduced to $0.7 million, reflecting the approaching expiration of the NOL utilization cap in the state of Illinois. The limitation is expired for periods beginning after December 31, 2013. Finally, the deferred federal tax benefit of $0.2 million was recorded reflecting the Company’s belief as of December 31, 2012 that it was more likely than not that the U.S. net operating loss deferred tax assets recorded will be realized.

At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements, the tax benefits that existed as of the date of the quasi-reorganization that are realized in periods after the quasi-reorganization and were not recognized at the date of the quasi-reorganization will be recorded directly to equity. As outlined in Notes 2 and 3 to the consolidated financial statements, the Company made an accounting election as of September 30, 2012 to effect a quasi-reorganization. In connection with that election, the valuation allowance at that point was netted against the deferred tax assets and as mentioned above, any related tax benefits that existed as of that date but were not realized as of that date, may be realized in periods after the quasi-reorganization and will be recorded directly to equity rather than to income if and when realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Net operating and capital loss carry forwards – federal	$22,480,617	$22,900,880
Net operating and capital loss carry forwards – state	4,678,236	4,962,167
Other deferred tax assets	185,913	298,857
Total gross deferred tax assets	27,344,766	28,161,904
Less valuation allowance	27,344,766	23,277,969
Net deferred tax asset	$—	$4,883,935

The $4.0 million increase in the valuation allowance during 2013 principally reflects the $4.9 million deferred tax expense coupled with the impact of the expiration of the net operating loss utilization cap in the state of Illinois, the combination of which more than offset a $1.2 million reclassification of a deferred tax asset and valuation allowance to pre quasi-reorganization from post quasi-reorganization status. The $8.2 million increase in the valuation allowance during 2012 reflects the addition of fully reserved DTAs in connection with the sale of TCNMI and TransRadio and the relief of the valuation allowance related to the TCNMI tax benefits that went away in connection with the sale of TCNMI as well as other activity.

At December 31, 2013 and 2012, the Company has total net operating and capital loss carry forwards from U.S. operations of approximately $71.9 million and 70.7 million, respectively. The net operating loss carry forwards expire in the years 2016 through 2033. The capital loss carryforwards expire in 2017. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes, foreign and / or other tax laws.

A reconciliation of the differences between income taxes from continuing operations computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 20% for 2013 and 2012, and the Company’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012
Income tax benefit at statutory rate	$141,617	$1,151,365
Increase of federal and state valuation allowance	5,047,933	(1,674,599)
PFL tax expense	(126,142)	(97,261)
Current State income tax benefit	(21,894)	(152,041)
Income Tax Expense (Benefit)	$5,041,514	$(772,536)

There were no material interest expenses or penalties for the year to date. If there were material interest expenses or penalties they would be reflected in the consolidated statement of operations as interest expense and general and administrative expenses, respectively. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s U.S. federal as well as Illinois and Virginia state tax returns are the 2010 through 2013 tax years. The only periods subject to examination for the Company’s Fijian tax returns are the 2008 through 2013 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position within the next twelve months.

No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $0.8 million and $0.7 million in 2013 and 2012, respectively, because we plan to permanently reinvest these earnings in Fiji. If we were to repatriate these earnings, additional taxes would be due at that time. However, these additional U.S. taxes may be offset in part by the use of foreign tax credits. There is no intention to repatriate amounts earned by PFL; thus, no U.S. tax liability is recorded for historic PFL income and determination of a deferred tax liability is not practicable related to these foreign earnings. Earnings from our Vanuatu operations are remitted regularly to the US and included in U.S. taxable income.

21. Commitments and Contingencies

In 1999, TCNMI was awarded a contract to build 45 housing units for the Northern Marianas Housing Agency, a government unit. The houses were built and subsequently occupied. The Northern Marianas Housing Corporation has filed a lawsuit against TCNMI and two other parties for $3.0 million in damages related to this project. These claims involve allegations of various construction, design and other defects. Subsequently, homeowners in the project filed their own and/or joined into this action. The consolidated matter is Case No. 06-0123, pending in the Superior Court for the Commonwealth of the Northern Mariana Islands. The Company and other defendants also have filed counter- and cross-claims. During 2012, the Company recorded an increase of $0.2 million of expense accruals for additional legal fees related to the Koblerville case bringing the total accrual to $1.1 million including $0.8 million offered to settle the litigation. During the second quarter of 2012, the parties agreed to enter into “binding mediation” rather than go to trial. However, the mediation between the parties failed and the judge overseeing the mediation issued a binding, non-appealable decision on July 23, 2012 which resulted in a judgment of $4.45 million against the three defendants. However, the judge failed to apportion the liability among the three defendants. Due to the lack of an apportionment, the Company did not adjust the related $1.1 million accrual subsequent to receiving the July 23, 2012 ruling. On August 6, 2012, TCNMI filed a motion to request apportionment in order to obtain definition of the amount of liability that is attributable to TCNMI. The Company also requested in the motion the ruling pertaining to the award of a portion of the liability as well as certain attorney costs awarded to NMHC be vacated. The judge indicated in his July 23, 2012 decision that the plaintiffs were awarded reasonable attorney fees and requested the fees be submitted within ten days. On August 3, 2012, the plaintiffs filed a request for attorney fees for $2.0 million and asked the court to multiply that award by 7 times to total $14.0 million.

As of October 12, 2012, no apportionment or other ruling requested in the motion filed by TCNMI had been issued. On October 12, 2012, the Company sold its 100% equity interest in TCNMI for $1,000, consistent with its fair market value, coupled with buyer assumption of all liabilities, to Marianas Energy Technology, Inc., a local company owned and operated from the CNMI, thereby curtailing the Company’s exposure to liability in connection with this matter.

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $666,400 USD as of December 31, 2013) if found to be negligent or 750,000 FJD (or approx. $399,800 USD as of December 31, 2013) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $105,000 USD) as of December 31, 2013.

On August 2, 2011, a diesel engine was damaged by a component failure resulting in an interruption of 10MW of power production at a diesel power plant operated and maintained by PFL. PFL is insured for property damage and lost revenue due to business interruption under a policy carried by Fiji Electricity Authority. PFL has not been found to be negligent in connection with this incident. In May 2012, PFL paid a deductible of FJD 950,000 (or approx. $537,700 USD) related to the August 2011 engine failure and related business interruption in accordance with its agreement with the Fiji Electricity Authority. The deductible and ancillary costs including service engineer, overtime and other expenses totaling FJD 300,237 ($168,463 USD) were accrued as of December 31, 2012. As of December 31, 2013 and 2012, this matter is closed and there is no remaining related accrual or receivable.

The total business interruption claim was $0.6 million and the insurance proceeds were recorded as other income in the 2012 consolidated statement of operations. The $0.2 million of proceeds that were receivable as of December 31, 2012 were received early in 2013. PFL performed certain restoration work in relation to the G8 engine that generated FJD 342,304 (approximately $191,690 USD during 2012). The costs of the services PFL incurred in relation to the restoration work were not significant. The G8 engine was re-commissioned on March 19, 2012 and is fully operational.

On June 1, 2012 an engine suffered a premature liner failure and fretting marks. The engine was repaired promptly and had no significant impact on revenue during the period. The cost of the repairs was approximately $0.2 million and was recorded in cost of sales.

On August 5, 2013, PFL experienced a diesel engine incident. A 7.5 MW engine was damaged by what the Company believes to be a component failure. In November

2013, FEA advised the total contribution from PFL for the G1 repair is FJD 244,467 ($130,325 USD) which the Company has accrued at December 31, 2013. The engine CAT G1 was commissioned in October 2013 and was available for generation.

The Company offers warranties on its construction services and power generating plants. The Company usually has warranties from its vendors. If warranty issues remain on projects that are substantially complete, revenue is not recognized to the extent of the estimated exposure. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to expend substantial funds, which could harm its financial condition.

See Note 16 of the notes to the consolidated financial statements for discussion of financial and performance guarantees.

22. Reportable Segments and Geographic Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services (including power related construction activities) and Corporate. The Company sold its interest in TransRadio which constituted the RF Transmitter Design, Installation and Service segment on March 28, 2012 and the financial results associated with that discontinued segment are presented in the consolidated statement of operations as discontinued operations. TCNMI results are also presented as discontinued operations, as it was sold effective October 12, 2012.

There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For Year Ending December 31, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$67,776,314	$5,810,652	$175,182	$73,762,148
Interest expense	—	(3,454)	—	(3,454)
Interest expense - related party	(81,975)	—	(54,614)	(136,589)
Interest income	—	626	2,759	3,385
Depreciation and amortization (4)	19,743	10,109	19,296	49,148
Income tax benefit (expense), continuing operations	(4,883,935)	(179,473)	21,894	(5,041,514)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(5,405,761)	1,719,312	(993,794)	(4,680,243)
Total capital expenditures (5)	68,094	74,131	1,174,328	1,316,553
Total assets	16,986,992	3,974,398	12,669,573	33,630,963

For Year Ending December 31, 2012

	General Construction	Power Generation Services	Corporate	Total
Revenue	$114,872,655	$5,150,811	$—	$120,023,466
Interest expense	—	(18,231)	—	(18,231)
Interest expense - related party	(79,009)	—	(86,185)	(165,194)
Interest income	—	280	4,572	4,852
Depreciation and amortization (4)	383	3,019	414	3,816
Income tax benefit (expense), continuing operations	(557,469)	24,542	1,305,463	772,536
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries (1)	4,079,521	1,774,664	(1,768,641)	4,085,544
Total capital expenditures (3)	9,000	21,921	8,278	39,199
Total assets - continuing operations (2)	31,207,226	4,032,953	2,470,503	37,710,682

(1)

Excluded from the table above is the loss from discontinued operations related to the sale of TransRadio Transmitter and TCNMI.

(2)

Excluded from the table above is the total assets from discontinued operations related to the sale of TransRadio Transmitter and TCNMI.

(3)

Total Capital Expenditures is shown net of Quasi-reorganization revaluation adjustment for  2012.

(4)

Depreciation and amortization is shown net of Quasi-reorganization related adjustments for 2013 and 2012.

(5)

Total Capital Expenditures for 2013 as presented in the segment table above includes the entire purchase price of the Corporate headquarters land and building, a portion of which is reflected as a financing activity on the statement of cash flows due to repayment of the related loan more than 90 days after the building and land purchase.

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract (If the contract is with a U.S. entity then the revenues are attributed to the U.S.).

Fixed assets located at PFL in Fiji were not material after the impact of the quasi-reorganization reflected in the December 31, 2013 and 2012 fixed asset balances.

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Year ended December 31, 2013	Year ended December 31, 2012	December 31, 2013	December 31, 2012
United States	$66,686,485	$114,899,270	$1,144,747	$5,436
Fiji	4,339,976	3,736,076	93,012	2,389
Vanuatu	1,470,676	1,388,120	6,966	16,514
Other	1,265,011	—	38,174	—
Total Revenue and net fixed assets from continuing operations	$73,762,148	$120,023,466	$1,282,899	$24,339

Major Customers

The OBO is a major customer primarily through the award of five projects since 2011 that generated revenue of $66.5 million and $114.4 million for the years ended December 31, 2013 and 2012, respectively, accounting for 90% and 95% of total revenue from continuing operations for the periods. In January 2014, the OBO exercised Option Year 3 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2015.

23. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at December 31, 2013. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

As noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued interest expense of $0.1 million during the twelve month periods ending December 31, 2013 and 2012 for this discretionary item.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters prior to the Company’s purchase of the land and building in March 2013. Charges from Computhink were less than $0.1 million for the years ended December 31, 2013 and 2012. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix Group assumed as lessor the lease to Computhink. The lease term ends April 30, 2016 and Computhink rent amounts to $5,054 per month, with a 3% rent escalation clause. Charges from Computhink were offset by the rent, building management, utilities, personnel services, office supplies, photocopying and printing service charges from the Company to Computhink. The Company’s charges to Computhink were less than $0.1 million for the twelve months ended December 31, 2013 and 2012.

Future minimum lease payments at December 31, 2013, from Computhink under the non-cancelable lease, are as follows:

Year Ending December 31,
2014	$63,711
2015	65,622
2016	22,089
Total	$151,422

Total related party accounts receivable and payables, net are summarized as follows:

	December 31, 2013	December 31, 2012
Accounts receivable from Computhink	$39,447	$12,218
Accounts receivable from Baron R.E.	—	10,823
Accounts payable to SHBC	(4,860)	—
Accounts payable to Baron R.E.	—	(11,667)
Total	$34,587	$11,374

24. Subsequent Events

Management has evaluated all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

During early 2014, the Company received $45.5 million of new awards and modifications. The new awards include a $29.1 million contract for PFL to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station and a $17 million contract awarded in February 2014 to Pernix / LTC JV to construct a two-story laboratory on the campus of Texas A&M University. Work on these projects has commenced during the first quarter of 2014.

The PFL $29.1 million project contract price is denominated in FJD 11.9 million for the onshore work and 16.1 million EURO for offshore work. On March 14, 2014, PFL entered into a 15.8 million EURO supply contract with Wartsilla Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station.

On January 14, 2014, PFL modified its line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) to increase the available line from FJD 2 million ($1.1 million USD as of December 31, 2013) to FJD 6 million ($3.3 million USD as of December 31, 2013) and an additional EURO 17.5 million ($24.2 million USD as of December 31, 2013).  The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.  See Note 13 to the consolidated financial statements.

On February 8, 2014, the Company granted 375,000 stock options to employees, non-employee directors and one other person in the form of a special award under the EIP. The awards will vest ratably on the anniversary dates of the award over a period of three years.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI’s position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI’s counsel anticipates would not occur prior to July 2014. If the re-tender process would begin around July 2014, it would likely not be completed until at least December 2014. The Company believes VUI will continue to provide O&M services until the retender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

 In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu has issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling may result in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI has the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, it is VUI’s intention to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Don Gunther Age 75 Chairman of the Board Director Since 2012

Mr. Gunther, was appointed as a Director of Pernix Group, Inc. and was appointed to the Compensation Committee on December 12, 2012.  Effective December 31, 2013, Mr. Gunther was also appointed Chairman of the Board for Pernix Group, Inc. Mr. Gunther also serves as Chairman of the Board of INgage Networks, a high-tech company that is a leading enterprise networking organization and he is a director of WPX Energy, Inc., an oil and gas exploration and production company. Previously, until his retirement in 1999, Mr. Gunther was Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts. Mr. Gunther’s 38-year career with Bechtel provided him with experience as a field engineer and he ultimately became a driving force behind Bechtel’s work processes, marketing strategies, organizational structure and leadership development efforts. He served as project manager and held various positions of leadership both domestically and internationally. Mr. Gunther received a bachelor’s degree in civil engineering, and an honorary doctorate, from Missouri University of Science and Technology, and served as a trustee and advisor to the University.

Nidal Zayed Age 53 Director Since 1998 Chief Executive Officer since 2005

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

C. Robert Campbell Age 69 Director Since 2013

Mr. Campbell, was appointed as a Director of Pernix Group, Inc. and was appointed to the Compensation Committee and as Chairman of the Audit Committee effective December 31, 2013.  Bob brings a vast amount of financial management experience gained through his time serving in various executive level positions for several publically traded companies.  Prior to his retirement, Mr. Campbell served as Executive Vice President and Chief Financial Officer of MasTec, an infrastructure construction company based in Coral Gables, Florida.  Prior to joining MasTec, Mr. Campbell served in many roles including Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and Head of Planning and Development at TIMCO Aviation, BAX Global, Ryder System and Flagstar Restaurants.  He received an MBA degree from Columbia University, an MS in accounting from Florida International University and a BS in industrial relations from the University of North Carolina-Chapel Hill.    Currently Bob serves as a Director and Audit Committee Chairman of Forward Air, a NASDAQ-listed company.

Max Engler Age 64 Director Since 1997

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

Ibrahim M. Ibrahim Age 66 Director Since 1999

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

Trudy Clark Age 65 Director Since 2007

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

Carl Smith Age 65 Director Since 2007

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

Gregg Pollack Age 52 Chief Financial Officer Since January, 2012

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

Carol Groeber Age 49 Controller and Principal Accounting Officer Since June, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of our Officers for the calendar years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus	Options Awards	All other Compensation	Total
Name and Principal Position	($) (1)	($)(1)	($)(1)	($)(3)	($) (2)	($)

Nidal Zayed	2013	330,009	75,000	120,000	32,495	557,504
Chief Executive Officer	2012	314,442	100,000	62,400	22,926	499,768

Gregg Pollack	2013	207,020	25,000	50,000	19,883	301,903
Chief Financial Officer and VP Administration	2012	206,769	31,500	36,400	16,454	291,123

Carol Groeber	2013	165,090	35,000	35,000	4,944	240,034
Controller &Principal Accounting Officer	2012	154,615	30,000	23,400	4,903	212,918

(1) Includes salary paid by Pernix Group during 2013 and 2012, before any deductions for contributions to Pernix Group’s 401(k) Savings Plan. Bonuses included are presented in the year for which they were earned and were paid during the first quarter of the subsequent year.

(2) Pernix Group provided a vehicle to Mr. Zayed at a cost of $11,304 in 2013 and $2,925 in 2012. Pernix Group provided Mr. Zayed with health insurance for him and his family at a cost of $17,191 in 2013 and $16,001 in 2012. The Company contributed as part of its 401K match plan $4,000 during 2013 and 2012, to Mr. Zayed’s, Mr.

Pollack’s and Ms. Groeber’s 401K account. In addition, the Company paid insurance premiums totaling $15,883 and $12,454 for Mr. Pollack and $944 and 903 for Ms. Groeber, respectively during 2013 and 2012.

(3) The amounts reported in this column reflect the aggregate fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Officers. Assumptions used in the calculation of these values are included in Note 19 along with a description of equity compensation plans. Additional options awarded in early 2014 are excluded from this table and valuation of the 2014 option awards is in process and will be computed in accordance with ASC 718.

Stock Options

2012 Incentive Stock Option Plan- In December 2011, the Company’s board of directors adopted and shareholders approved the 2012 Incentive Stock Option Plan (ISOP) that provides for the issuance of qualified stock options to employees. Under the terms of the ISOP, 1.5 million shares were originally reserved for issuance, however with the approval of the 2013 Equity Incentive Plan (the “EIP”) the remaining 977,500 unawarded shares were transferred to the EIP. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date or upon expiration of the plan under which they were granted, whichever is earlier. 175,000 and 347,500 options to buy shares yet to be registered were granted on January 26, 2012 and February 8, 2013, respectively and 379,000 of these options remain outstanding as of December 31, 2013, with a strike price equal to the fair market value of the Company’s common stock as of the grant date ($2.09 per share) and a vesting schedule of five years.

The following summarizes stock option activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, at beginning of year	152,500	$2.09	—	$—
Granted	347,500	2.09	175,000	2.09
Exercised	0	N/A	—	N/A
Forfeited/expired	121,000	2.09	22,500	2.09
Options outstanding, at December 31	379,000	2.09	152,500	2.09
Options exercisable, at December 31	23,500	$2.09	—	$2.09

The following table summarizes information about stock options outstanding at December 31, 2013:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	379,000	(1)	2.09	1,121,000	(2)

(1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the Company’s stock option plan. The Officer awardees were Mr. Nidal Zayed (180,000 options), Mr. Gregg Pollack (85,000 options) and Ms. Carol Groeber (57,500 options). This plan will expire in December 2021. The options were valued at $1.00 per option at the date of grant.

(2) Includes shares available for future issuance under the Company’s EIP, excluding shares quantified under Column 1.  As noted above remaining unawarded and forfeited shares were transferred from the ISOP to the EIP for future issuances.

Outstanding Equity Awards as of December 31, 2013

The following table provides information on the holdings of stock options by our Officers as of December 31, 2013. The option awards granted in 2012 vest one-fifth per year beginning on the first anniversary of the grant date or on January 26, 2013. The option awards granted in 2013 vest one-third per year beginning on the first anniversary of the grant date  or  February 8, 2014. The market value of the stock awards is based on the valuation of the stock as of the grant date as the shares are not actively traded on an exchange at this time. For additional information about the stock option awards see Note 19 in the notes to our consolidated financial statements.

	Number of Securities	Number of Securities
	Underlying Unexcercised	Underlying Unexcercised	Option Exercise	Option Expiration
Name	Options – Exercisable	Options – Not Exercisable	Price	Dates
Nidal Z. Zayed	12,000	168,000	2.09	(1)
Gregg D. Pollack	7,000	78,000	2.09	(1)
Carol J. Groeber	4,500	53,000	2.09	(1)

(1)

180,000, 85,000 and 57,500 options expire for Mr. Zayed, Mr. Pollack and Ms. Groeber, respectively,  upon expiration of the ISOP in December 2021.

Directors Compensation

During mid-2012, during our review of director compensation, our analysis of competitive survey data and peer group proxy information, confirmed that our non-employee director pay was below median in total compensation, including cash and equity compensation in comparison to our peer group of companies. Based upon these findings, management presented to the Board and the Board approved that this Proxy filing should include a Board recommendation that the Stockholders approve the Proposed Long-Term Incentive Plan (the “LTIP”). 706,500 unused shares allocated to the LTIP were transferred to the EIP as authorized by the Board of Directors in late 2013, for future grants to directors under the EIP.

Each non-employee director earned an average annual director fee of $29,000 in 2013 and $24,500 in 2012. For directors that served for only a portion of the years, the fee was prorated. Additionally, Mr. Beck received for his role as Chairman of the Board $7,500 and $3,750 as director fees and Mr. Smith received $5,500 and $2,750 for his role as Chairman of the Government Security Committee during 2013 and 2012, respectively.  During 2013 and 2012, each participating Director received an additional $1,500 for their participation on the Government Security Committee or the Compensation Committee. No director fees were paid to Mr. Gunther in 2012, as his services did not commence until very late in 2012; however, consulting fees were paid on Mr. Gunther’s behalf in the amount of $8,350 during 2012. Director fees are paid in cash.

Directors	2013 Director’s Fees	2013 Other Compensation	2012 Director’s Fees	2012 Other Compensation
Max Engler	$29,000	$—	$24,500	$—
Ibrahim Ibrahim	29,000	750	24,500	—
Jeff Adams	—	—	20,875	563
Ralph Beck(1)	36,500	53,000	28,250	2,250
Trudy Clark	29,000	1,500	24,500	1,500
Carl Smith	34,500	3,750	27,250	2,250
Don J. Gunther	29,000	2,375	—	8,350
TOTAL	$187,000	$61,375	$149,875	$14,913

(1)

Mr. Beck retired from the Board effective December 31, 2013. Mr. C. Robert Campbell joined the board to fill the vacancy left by Mr. Beck. Mr. Don Gunther was appointed Chairman. No director or consulting fees were paid to Mr. Campbell during 2013.

The LTIP is a non-employee director and consultant compensation plan. The purpose of the Plan is to advance the interests of the Company and its Stockholders by providing an incentive to attract, retain and reward persons performing services as Directors and Consultants for the Company, to provide a means by which such eligible recipients may be given an opportunity to benefit from increases in value of the Common Stock through the granting of Awards, and by motivating such persons to contribute to the long-term growth and profitability of the Company. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. 785,000 shares were allocated in total to cover any and all award types under the LTIP.  On February 8, 2013, 78,500 option awards with a vesting period of three years were granted to six non-employee Directors.

The following summarizes stock option activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	0	$0	0	$ N/A
Granted	78,500	2.09	0	N/A
Exercised	0	N/A	0	N/A
Forfeited/expired	0	N/A	0	N/A
Options outstanding, at December 31	78,500	2.09	0	N/A
Options exercisable, at December 31	13,500	$2.09	0	$ N/A

The following table summarizes information about stock options outstanding at December 31, 2013:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	78,500	(1)	2.09	706,500	(2)

(1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the LTIP. The non-employee Director awardees were Mr. Ralph Beck (13,500 options), Ms. Trudy Clark, Mr. Max Engler, Mr. Don Gunther, Mr. Ibrahim Ibrahim and Mr. Carl Smith (13,000 options, respectively). This plan will expire in December 2022. The options were valued at $1.00 per option at the date of grant.

(2) Includes shares available for future issuance under the LTIP, excluding shares quantified under Column 1.  As noted above the 706,500 unawarded options as of December 31, 2013 were transferred to EIP for future issuances.

2014 Equity Incentive Plan- In December 2013, the Company’s board of directors adopted the 2014 Equity Incentive Plan (the “EIP”) that provides for the issuance of a variety of equity awards to employees, non-employee Directors and Consultants. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP which were transferred into the EIP from the LTIP and ISOP. The EIP document was filed as an appendix to the PRE14A Proxy filed with the SEC on October 3, 2013.

For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options granted or exercised under the EIP during 2013.

The related option awards for employees and directors are classified as equity and as such are valued at the grant date and are not subject to remeasurement thereafter. The options vest annually on the anniversary of the grant date over a three year period. The option valuations for future grants are expected to be performed using a fair value Black Scholes model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2013 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2013 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature of	Percent of Common
	Beneficial Ownership	Stock Outstanding
Name	(1)	(2)
Ernil Continental Sa Bvi	4,386,313	46.6%
Halbarad Group Ltd Bvi	3,628,643	38.6%
Al Amal Investment Co. KSCC	549,396	5.8%
Sayed Hamid Behbehani & Sons Co. and Family Members	527,936	5.6%
Max Engler (3)	3,334	*
Ibrahim Ibrahim	667	*

Ralph Beck	*	*
Trudy Clark	*	*
Carl Smith	*	*
Nidal Z. Zayed	*	*

Gregg Pollack	*	*
Carol Groeber	*	*
All Executive Officers and Directors as a Group (9 Persons)	5,701	*

* Less than 0.1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Calculated on a basis of 9,403,697 shares of Common Stock outstanding as of December 31, 2013. On January 26, 2012, February 8, 2013 and 2014, options were granted to Mr. Zayed (60,000, 120,000 and 90,000 options, respectively), Mr. Pollack (35,000, 50,000 and 20,000 options, respectively) and Ms. Groeber (22,500, 35,000 and 20,000 options, respectively) under the Incentive Stock Option Plan and the Equity Incentive Plan that were implemented by the Company in December 2011 and December 2013. The table excludes the options outstanding under the ISOP and EIP which are not exercised as of December 31, 2013. During 2012, the Company established a long term incentive plan (the “LTIP”) for non-employee directors and consultants. During 2013 the Company awarded options under the LTIP to Mr. Beck (13,500), General Clark, Mr. Engler, Mr. Gunther, Mr. Ibrahim and Mr. Smith (all received 13,000 options, respectively).  Additionally, the non-employee Directors receive awards from the EIP grant on February 8, 2014.  Under the EIP grant Mr. Gunther received 25,000 options, Mr. Campbell received 26,000 options and the remaining Directors received 13,000 options each.  The table excludes the options outstanding under the LTIP and EIP which are not exercised as of December 31, 2013.

(3) Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 33,000 shares of Pernix Group’s common stock. Based upon information provided to Pernix Group, Pernix Group does not consider these shares to be beneficially owned by Mr. Engler.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with over 4,000 employees and over 50 years of experience. Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies hold over 96.0% of the common stock outstanding, of Pernix Group, Inc. SHBC and Pernix Group bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

During the first quarter of 2013, the Company purchased for $1.1 million, the building and land on which the Company’s corporate headquarters are located. These assets were purchased from Baron Real Estate Holdings, a related party. See Note 15 in the notes to our consolidated financial statements.

As of December 31, 2013 and 2012, the Company had $0 and $2.25 million of outstanding debt under agreements with related parties. The interest rate on the borrowings is 5% per annum. The interest expense during 2013 and 2012 amounted to approximately $108,000 and $97,000, respectively before adjustments related to the quasi reorganization.

Included in the debt outstanding as of December 31, 2012, was a $1.0 million short-term debt agreement with Bent Marketing Ltd., a related party that was entered into during May of 2011. Pursuant to the terms of the agreement, Pernix Group, Inc. drew $2.0 million in $500,000 monthly installments beginning May 31 through August 31, 2011 and repaid $1.0 million of this amount in October 2011. The remaining $1.0 million outstanding debt under this agreement, and related accrued interest, was repaid in December 2013. Also included in the outstanding debt as of December 31, 2012 was a $1.25 million long-term debt agreement with Bent Marketing that was entered into in February 2012 and was repaid in December 2013. As a result of the quasi-reorganization, the carrying values of related party debt were increased from $1.0 million to $1.1 million for short term related party debt and from $1.2 million to $1.3 million, for the long term related party debt. See Notes 2 and 3 in the notes to our consolidated financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered accountants. As disclosed in Item 9 above, in late 2013, the Company terminated CohnReznick LLP as its principal accountant and in January 2014 the Company engaged BDO USA, LLP as its new principal accountant. The following table presents fees for professional services rendered by BDO USA, LLP, the principal accountant for the respective periods indicated:

Services Performed	2013 (Note 4)	2012 (Note 3)
Audit Fees (Note 1)	$209,436	$—
Tax Fees (Note 2)	27,759	—
Total Fees	$237,195	$—

NOTES TO PRECEDING TABLE

1.

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and certain transition procedures as well as audit services provided in connection with statutory filings.

2.

Tax fees principally represent fees for tax preparation.

3.

Principal accountant fees in relation to the year ended December 31, 2012 were paid to CohnReznick LLP.  Fees paid for the year ended December 31, 2012 were $277,832 for audit fees, $68,400 for tax services and $111,046 for other accounting services.

4.

Included in the fees above for the year ended December 31, 2013 are fees to be paid to BDO USA, LLP.  Excluded from the table above are fees relating to services performed by CohnReznick LLP related to the year ended December 31, 2013 in the amounts of $138,500 for audit services, $1,560 for tax services and $9,012 of other accounting services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2013, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.01

Amended and Restated Agreement and Plan of Merger and Plan of Reorganization among Sixth Business Service Group and Pernix Group , Inc. Appendix A (Incorporated by reference from Exhibit 2.01 to the Form S-4 filed on 12/9/1999)

3.01	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on 7/2/2001)

3.02	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on 7/2/2001)

3.03	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on 4/2/2007)
3.04	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group, Inc. (Incorporated by reference from Appendix A of Schedule 14C filed on October 1, 2012)
3.05	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group, Inc. **

4.01	Certificate of Designations- Series A Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Form 10-Q filed on August 12, 2011)

4.02	Certificate of Designations- Series B Cumulative Convertible Preferred Stock (Incorporated by reference from Exhibit 3.2 to the Form 10-Q filed on August 12, 2011)

4.03	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix B of Schedule 14C filed on October 1, 2012)
4.04	Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix C of Schedule 14C filed on October 1, 2012)
4.05	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. **
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

10.09	Term Loan Agreement between the Kuwait Real Estate Bank and Telesource CNMI, Inc. dated May 2, 1999 (Incorporated by reference from Exhibit 10.11 to the Form S-4 filed on 8/2/2001)

10.10	Line of Credit Agreement between the Bank of Hawaii and Telesource CNMI, Inc. (Incorporated by reference from Exhibit 10.12 to the Form S-4 filed on 7)

10.11	Lease of Tinian Land between the Commonwealth Utilities Corporation and Telesource International CNMI, Inc. (Incorporated by reference from Exhibit 10.15 to the Form S-4 filed on 12/9/1999)

10.12	Loan Facility Agreement between Arab Banking Corporation and Telesource International Inc. dated March 22, 2005 (Incorporated by reference from Exhibit 10.12 to the Form 10KSB filed on 4/2/2007)

10.13	Pernix Group , Inc. 2000 Incentive Stock Option Plan (Incorporated by reference from Exhibit 10.19 to the Form S-4 filed on 7/2/2001)*

10.14	Pernix Group , Inc. 2000 Non-Qualified Stock Options Plan (Incorporated by reference from Exhibit 10.20 to the Form S-4 filed on 7/2/2001)*

10.15	Pernix Group , Inc. 2000 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.21 to the Form S-4 filed on 7/2/2001)*

10.16	Warrant to Purchase 1,000,000 Shares of Common Stock between SHBC and Pernix Group , Inc. (Incorporated by reference from Exhibit 10.23 to the Form 10-K filed on 4/16/2002)

10.17	Pernix Group , Inc. Sayed Hamid Behbehani & Sons Co., Joint Venture, L.P. Agreement (Incorporated by reference from Exhibit 10.17 to the Form 10KSB filed on 4/2/2007)

10.18	Common Stock Purchase Agreement between Pernix Group , Inc. and Ernil Continental S.A., BVI dated February 26, 2007. (Incorporated by reference from Exhibit 10.18 to the Form 10KSB filed on 4/2/2007)

10.19	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated February 26, 2007 (Incorporated by reference from Exhibit 10.19 to the Form 10KSB filed on 4/2/2007)

10.20	Common Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.20 to the Form ARS filed on 6/29/2009)

10.21	Common Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated January 4, 2008 (Incorporated by reference from Exhibit 10.21 to the Form ARS filed on 6/29/2009)

10.22	Pernix Group , Inc. 2012 Incentive Stock Option Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 27, 2011)*

10.23	Form of Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on January 31, 2012)

10.24	TransRadio Stock Purchase and Transfer Agreement(Incorporated by reference from Exhibit 10.24 to the Form 10-K filed on March 30, 2012)

10.25	Pernix Group , Inc. 2013 Long Term Incentive Plan (Incorporated by reference form Exhibit 10.4 to the Form 8-K filed on February 14, 2013)*

10.26	Form of LTIP Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 14, 2013)*

10.27	Pernix Group , Inc. 2014 Equity Incentive Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 3, 2013)*

10.28	Form of EIP Award Notice and Agreement ((Incorporated by reference from appendix to the PRE14A Proxy filing with the SEC on October 3, 2013)*
10.29

Preferred Stock Purchase Agreement between Pernix Group , Inc and Ernil Continental S.A., BVI dated December  30, 2013 (Incorporated by reference from Exhibit 16.1 to the Form 8-K filed on December 23, 2013)

10.30

Preferred Stock Purchase Agreement between Pernix Group , Inc. and Halbarad Group, LTD., BVI dated December 30, 2013 (Incorporated by reference from Exhibit 16.2 to the Form 8-K filed on December 23, 2013)

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)
16.0

Letter to the Securities and Exchange Commission from CohnReznick LLP, dated December 10, 2013 regarding Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the Form 8-K filed on December 10, 2013)

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended December 31, 2013.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.

(Registrant)

Dated: March 28, 2014	/s/ Nidal Zayed

Nidal Zayed

President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON March 28, 2014.

/s/ Don Gunther	Chairman of the Board of Directors
Don Gunther

/s/ Nidal Z. Zayed	Director, President, Chief Executive Officer
Nidal Z. Zayed	(Principal Executive Officer)

/s/ Max Engler	Director
Max Engler

/s/ C. Robert Campbell	Director
C. Robert Campbell

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Gregg Pollack	Chief Financial Officer & Vice President - Administration
Gregg Pollack	(Principal Chief Financial Officer)

/s/ Carol Groeber	Controller and Principal Accounting Officer
Carol Groeber	(Principal Accounting Officer)