Form 10-Q
period 2014-03-31
Pernix Group, Inc.
filed 2014-05-15
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 14, 2014, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2014 (unaudited) and December 31, 2013

Assets	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$15,776,014	$19,956,759
Accounts receivable	8,759,839	9,223,230
Inventories, net	1,620,466	1,626,003
Cost in excess of billings	333,365	56,679
Prepaid expenses and other current assets	2,192,761	1,066,747
Total current assets	28,682,445	31,929,418
Property and equipment, net of accumulated depreciation of $85,816 and $52,954 as of March 31, 2014 and December 31, 2013, respectively	1,331,220	1,282,899
Other assets	354,551	260,712
Intangible assets, net	125,614	157,934
Total assets	$30,493,830	$33,630,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,446,136	$13,754,879
Billings in excess of costs and estimated earnings	8,785,026	8,407,187
Deferred revenue	26,421	30,827
Dividend payable	199,760	186,137
Total liabilities	17,457,343	22,379,030

Commitments and contingencies
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $1,500,000 liquidation preference 1,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 Shares, $170,000 involuntary liquidation preference, 170,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at March 31, 2014 and December 31, 2013	94,037	94,037
Additional paid-in capital	14,581,719	14,324,683
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Retained deficit - since September 30, 2012	(3,679,362)	(3,741,433)
Accumulated other comprehensive loss - since September 30, 2012	(115,282)	(222,469)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	10,892,812	10,466,518
Non-controlling interest	2,143,675	785,415
Total Stockholders' equity	13,036,487	11,251,933
Total liabilities and Stockholders' equity	$30,493,830	$33,630,963

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2014 and 2013
	March 31, 2014	March 31, 2013
Revenues:
Construction revenue	$13,644,157	$16,090,401
Service fees – power generation plant	1,334,820	1,112,328
Rent income	28,129	8,376
Other revenue	14,001	—
Gross revenues	15,021,107	17,211,105
Costs and expenses:
Construction costs	10,414,117	14,512,177
Operation and maintenance costs - power generation plant	717,536	513,348
Cost of revenues	11,131,653	15,025,525
Gross profit	3,889,454	2,185,580
Operating expenses:
Salaries and employee benefits	1,158,859	1,103,795
General and administrative	994,134	782,364
Total operating expenses	2,152,993	1,886,159
Operating income	1,736,461	299,421

Other income (expense):
Interest income (expense), net	325	(252)
Interest expense - related party	(20,554)	(29,631)
Foreign currency exchange (loss) gain	(8,539)	1,136
Other income, net	49,284	18,844
Total other income (expense)	20,516	(9,903)

Consolidated income before income taxes	1,756,977	289,518

Income tax provision	(255,821)	(79,253)

Consolidated net income	1,501,156	210,265

Less: income attributable to non-controlling interest	1,324,640	713,206

Net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	176,516	(502,941)

Less: Preferred stock dividends	114,445	13,623

Net income (loss) attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$62,071	$(516,564)

Earnings Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net income (loss) per share	$0.01	$(0.05)
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	9,455,266	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Three Months Ended March 31, 2014 and 2013
	March 31, 2014	March 31, 2013

Consolidated net income	$1,501,156	$210,265
Other comprehensive income:
Foreign currency translation adjustment	140,807	(26,347)
Total comprehensive income	1,641,963	183,918
Net income attributable to non-controlling interests	1,324,640	713,206
Foreign currency translation attributable to non-controlling interests	33,620	—
Total comprehensive income attributable to non-controlling interest	1,358,260	713,206
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$283,703	$(529,288)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Three Months Ended March 31, 2014 and 2013

	Total	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2012	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income / (loss)	210,265	(502,941)	—	—	—	—	713,206
Foreign currency translation adjustment	(26,347)	—	(26,347)	—	—	—	—
Preferred Stock dividends	(13,623)	(13,623)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	31,800	—	—	—	—	31,800	—
Distribution to Non-controlling Interest Holders	(2,897,964)	—	—	—	—	—	(2,897,964)
Balance at March 31, 2013	$13,342,545	$422,246	$(14,164)	$94,037	$1,700	$9,180,557	$3,658,169

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415

Net income	1,501,156	176,516	—	—	—	—	1,324,640
Foreign currency translation adjustment	140,807	—	107,187	—	—	—	33,620
Preferred Stock dividends	(114,445)	(114,445)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	29,541	—	—	—	—	29,541	—
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	227,495	—	—	—	—	227,495	—
Balance at March 31, 2014	$13,036,487	$(3,679,362)	$(115,282)	$94,037	$11,700	$14,581,719	$2,143,675

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2014 and 2013
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Consolidated net income	$1,501,156	$210,265
Adjustments to reconcile net income to net cash (used in) provided operating activities:
Depreciation	39,887	57,638
Quasi Reorganization adjustments	23,728	(49,394)
Stock compensation expense	29,541	31,800
Deferred income tax assets	227,495	76,882
Changes in assets and liabilities:
Accounts receivable	528,993	502,061
Inventories	37,814	119,270
Prepaid expenses and other current assets	(1,150,554)	167,998
Cost in excess of billings	(274,045)	(93,654)
Accounts payable and accrued expenses	(5,331,557)	(1,408,915)
Billings in excess of cost and estimated earnings	377,839	716,381
Deferred revenue	(4,406)	—
Net cash (used in) / provided by operating activities	(3,994,109)	330,332
Cash flows from investing activities:
Capital expenditures	(156,406)	(677,608)
Net cash used in investing activities	(156,406)	(677,608)
Cash flows from financing activities:
Repayments of borrowings – bank vehicle loan	—	(4,139)
Dividend paid	(100,822)	—
Distribution to non-controlling interest holders	—	(2,897,963)
Net cash used in financing activities	(100,822)	(2,902,102)

Effect of exchange rate changes on cash and cash equivalents	70,592	(6,702)
Net decrease in cash and cash equivalents	(4,180,745)	(3,256,080)
Cash and cash equivalents at beginning of year	19,956,759	21,406,898
Cash and cash equivalents at end of year	$15,776,014	$18,150,818
Cash paid during the period for interest	$—	$1,130
Cash paid during the period for interest - related party	$—	$64,676
Cash paid during the period for income taxes	$70	$20,425
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends	$13,623	$13,623

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

In this report, the terms “Pernix Group,” “Pernix,” “PGI,” “the Company,” are used to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of March 31, 2014, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its twelve subsidiaries, including Pernix LTC JV established in early 2014 in connection with a nanotechnology laboratory project on the campus of Texas A&M University. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, Niger, United Arab Emirates, Azerbaijan, Sierra Leone and the United States. The Company provides our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance (O&M) services.

The construction and power generation segments offer diversified general contracting, design/build and construction management services to public and private agencies. The Company has provided construction and power generation services since 1995 and has established a strong reputation within our markets by delivering complex projects and providing innovative facility O&M solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. The Company has internationally experienced management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet.  The Company has over fifteen years of experience providing our services in both domestic and international territories. The general construction and power generation services segments are supported by the Corporate segment which also manages the corporate headquarters building.

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2014.

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and joint ventures, as well as material variable interest entities in which the Company is the primary beneficiary. All intercompany accounts have been eliminated in consolidation.

Reclassification— Certain reclassifications were made to prior years’ amounts presentation in the condensed consolidated balance sheet and statement of operations to conform to the current year presentation.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the condensed consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, valuation of options in connection with various share-based compensation plans, insurance accruals, the valuation allowance against deferred tax assets, and assumptions used in the valuations obtained in connection with the quasi-reorganization that are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition— The Company offers services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue recognition for each of non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total project costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity expansion project for FEA is also a fixed price contract while our design / build contract pertaining to the nanotechnology lab at Texas A&M University is a cost plus fee contract.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that the Company estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may also present claims to our clients, vendors and subcontractors for costs that management believes were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of sales and in revenue to the extent the contract is complete. Some contracts require the Company to warranty facilities constructed for up to one year following substantial completion of the project. As of March 31, 2014, the Company reserved 2.5% or approximately $3.0 million of the total contact costs for potential warranty costs on the Sather project. The Company estimates the warranty reserve necessary based on potential future costs for project management, insurance, materials, labor, housing and if appropriate, costs to remobilize to the site. The reserve is reflected as billings in excess of costs on the consolidated balance sheet. The adequacy of the reserve is evaluated on at least a quarterly basis.

Power Generation Services Revenue. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

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

Contract Claims— The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of March 31, 2014 and 2013, the Company had no significant receivables related to contract claims.

Income Taxes— PGI and PFL file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. Pernix Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. If the Company is unable to estimate our effective tax rate on an annual basis, it will use its best estimate of taxable income using quarterly results. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

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

Inventories - The inventory represents the value of spare parts maintained by the Company for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out (FIFO) method with certain exceptions for items that are homogenous in nature.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement. As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an insignificant amount as of September 30, 2012, the new cost basis, and the accumulated depreciation was also removed. The new cost basis will be amortized over the remaining estimated useful lives of these assets.  The new cost basis excludes the accumulated depreciation that had accrued on or before September 30, 2012. Total depreciation expense was $45,039 and $57,908 for the first quarter of 2014 and 2013, respectively ($32,862 and $13,803 after the quasi-reorganization impact). In March 2013, the Company purchased the building where its corporate headquarters is located from Baron Real Estate Holdings, a related party under common control for $1.1 million, which approximates the carrying value of the related party seller.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment subsequent to the quasi-reorganization through March 31, 2014.

3. Recently Issued Accounting Pronouncements

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

4. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at March 31, 2014 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the periods ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013
Beginning balance	$37,125,652	$67,901,575
New construction contracts / amendments to contracts	46,829,751	15,446,506
Less: construction contracts revenue earned	13,644,158	16,090,401
Ending balance	$70,311,245	$67,257,680

Management anticipates that approximately $61.6 million of the $70.3 million of backlog as of March 31, 2014 will be recognized as revenue during 2014 and the remaining $8.7 million after 2014. The table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. Additionally, the table does not include the $6.9 million contract modification received on the Company’s Texas A&M University project that was awarded to Pernix LTC JV on April 30, 2014.  On January 15, 2014, a “Certificate of Substantial Completion” was received related to the Sather project and approximately $5.8 million remains in the backlog as of March 31, 2014 and is related to estimated close out and project management work through January 2015 when the warranty period expires.

5. Short-term and long-term borrowings

As of December 31, 2013, PFL had a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) which provides borrowing capacity up to FJD 2 million ($1.1 million USD as of March 31, 2014) and was secured by all real and personal property of PFL.  On March 12, 2014, PFL modified its line of credit agreement with ANZ to increase the available line to FJD 6.9 million ($3.8 million USD as of March 31, 2014) and an additional EURO 17.3 million ($23.8 million USD as of March 31, 2014) to facilitate the Kinoya plant expansion project financing needs.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.55 million USD as of March 31, 2014), corporate guarantee of FJD 4.0 million ($2.2 million USD as of March 31, 2014) issued by Pernix Group to ANZ, Unconditional, Irrevocable and On Demand Stand by Letter of Credit given by Wartsila and Fiji Electricity Authority Bankers to ANZ on account of Pernix (Fiji) Limited and Term deposit of FJD 1.0 million ($0.55 million USD). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid FJD 100,000 ($0.06 million USD as of March 31, 2014) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate of 6.25% per annum at March 31, 2014).

As of March 2014, FJD 4.2 million ($2.3 million USD as of March 31, 2014) and Euro 5.0 million ($2.0 million USD as of March 31, 2014) of the line of credit was allocated to facilitate the issuance of the performance security and advance payment guarantee to Fiji Electricity Authority for the design, build, supply and install of 35MW Heavy Fuel Oil Wartsila Diesel Engines. An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. There were no amounts drawn on the line of credit as of March 31, 2014.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of March 31, 2014, the PFL gearing ratio is 1.56 and PFL is in compliance with all covenants as of March 31, 2014.

6. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of March 31, 2014 and December 31, 2013 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	March 31, 2014	December 31, 2013
Cost incurred on uncompleted contracts	$129,895,254	$211,750,908
Estimated earnings	11,234,658	18,207,952
Total cost and estimated earnings on uncompleted contracts	141,129,912	229,958,860
Less: Billings to date	149,581,573	238,309,368
Net	$(8,451,661)	$(8,350,508)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$333,365	$56,679
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,785,026)	(8,407,187)
	$(8,451,661)	$(8,350,508)

7. Stockholders’ Equity

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil Continental, S.A., BVI and Halbarad Group, Ltd., BVI, respectively, for $5.00 per share, resulting in proceeds received of $5.0 million.  The Company anticipates using the proceeds for potential acquisitions and operating activities as needed.   Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of March 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix Group common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50. As of March 31, 2014 and December 31, 2013, no dividends were accrued. The dividends incurred and paid for the quarters ended March 31, 2014 and 2013 were $100,822 and $0, respectively

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the first quarter of 2014 and for the year ended December 31, 2013, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into Pernix Group common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. As of March 31, 2014 and 2013, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. As of March 31, 2014 and December 31, 2013, preferred stock dividends of $199,760 and $186,137, respectively, were accrued. The dividends incurred for both of the quarters ended March 31, 2014 and 2013 were $13,623. No dividends were paid on the Series B Preferred Stock during the quarters ended March 31, 2014 and 2013.

Common Stock— As of March 31, 2014 and 2013, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

8. Computation of Net Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	March 31, 2014	March 31, 2013
Numerator — Net income (loss)	$176,516	$(502,941)
Less: Preferred stock dividends	114,445	13,623
Basic net income (loss) available to common stockholders	62,071	(516,564)

Denominator
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,455,266	9,403,697

Basic earnings (loss) per share	$0.01	$(0.05)

Diluted earnings (loss) per share	$0.01	$(0.05)

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company's convertible preferred stock is excluded from the diluted earnings per share calculation for the quarter ended March 31, 2014, since inclusion would be antidilutive. For the quarter ended March 31, 2013, the impact of potential issuances of common shares from the Company's convertible preferred stock and outstanding stock options is excluded from the diluted earnings per share calculation, since inclusion would be antidilutive. See Note 9 in the notes to our condensed consolidated financial statements.

9. Stock-based compensation plans

2014 Equity Incentive Plan (EIP)- In late 2013, the Company’s shareholders and board of directors adopted the 2014 EIP that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.  On February 8, 2014, 375,000 options were granted with a three year vesting schedule. The Company incurred expense associated with the EIP during the first quarter of 2014 of less than $0.1 million and no such expense during the first quarter of 2013.

2013 Long Term Incentive Plan (LTIP) - During late 2012 the Company’s shareholders approved the LTIP. The LTIP is a non-employee Director and Consultant compensation plan. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. As of March 31, 2014, a total of 35,166 options were vested under this plan. The remaining 706,500 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the LTIP.

Employee Incentive Stock Option Plan (ISOP) – Under the ISOP Plan, The table below summarizes activity for the ISOP for the first quarter of 2014 and 2013. Options granted in 2012 and 2013 had vesting periods of 5 years and 3 years, respectively.    As of March 31, 2014, a total of 373,750 options were outstanding under this plan. The remaining 1,126,250 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity and are valued at the grant date using the Black Scholes fair value model. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows.  There were no options exercised during 2014 or 2013.

The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the quarters ended March 31:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	375,000		2.07	—		N/A
Exercise	—		N/A	—		N/A
Forfeited / expired	3,000		2.07	—		N/A
Options outstanding, at March 31	372,000		2.07	—		N/A
Options exercisable, at March 31	50,000		$2.07	—	$	N/A

	2014		2013
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	—	$	N/A
Granted	—	N/A	78,500		2.09
Exercise	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at March 31	78,500	2.09	78,500		2.09
Options exercisable, at March 31	35,166	$2.09	13,500		$2.09

	2014		2013
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	379,000	$2.09	152,500		$2.09
Granted	—	N/A	347,500		2.09
Exercise	—	N/A	—		N/A
Forfeited / expired	5,250	2.09	121,000		2.09
Options outstanding, at March 31	373,750	2.09	379,000		2.09
Options exercisable, at March 31	134,166	$2.09	23,500		$2.09

The following table summarizes information about stock options outstanding at March 31, 2014:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	372,000	9.8	$2.07	$—

LTIP	78,500	8.8	$2.09	$—

ISOP	373,750	8.5	$2.09	$—

The weighted average grant date fair value of options granted during the quarter ended March 31, 2014 and 2013 were $0.93 and $0.98 per option. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012 grant	2013 grant	2014 grant

Risk-free interest rate	1.1%	1.1%	1.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	45.0%
Expected life in years	6.5	6.0	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. The weighted average expected life in years for all grants as a group is then calculated for each year. During 2013, the forfeiture rate utilized was zero as the plans were relatively new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates existed until late 2013. Based on the data accumulated during 2013, the Company estimated a forfeiture rate of 25% and used this rate in calculating the compensation expense related to the 2014 EIP grant.

Total share-based compensation expense for the quarters ended March 31, 2014 and 2013 was less than $0.1 million for each period. As of March 31, 2014 and December 31, 2013, there was $479,521 and $303,966, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 2.4 years, which is equivalent to the average vesting period.

The options exercisable at March 31, 2014 have intrinsic value of $1.91 per option based on the trade on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for this qualified ISOP plan options as the related expense is not tax deductible. A total of 8,250 options and zero options were forfeited or cancelled during the first quarter 2014 and 2013, respectively under the aforementioned plans.

Other than the ISOP, LTIP and EIP, the Company did not have any equity related compensation plans as of March 31, 2014. The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $41,960 and $35,342 of expense associated with the 401K match during the first quarter 2014 and 2013, respectively.

10. Commitments and Contingencies

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $683,000 USD as of March 31, 2014) if found to be negligent or 750,000 FJD (or approx. $409,800 USD as of March 31, 2014) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $107,000 USD) as of March 31, 2014.

On August 5, 2013, PFL experienced a diesel engine incident. A 7.5 MW engine was damaged by what the Company believes to be a component failure. In November 2013, FEA advised the total contribution from PFL for the G1 repair is FJD 244,467 ($133,577 USD) which the Company has accrued at March 31, 2014. The engine CAT G1 was commissioned in October 2013 and was available for generation.

VUI began to manage the power structure on Vanuatu on January 1, 2011 pursuant to a memo of understanding with the government of Vanuatu. The prior concessionaire, Unelco, filed a claim against the government alleging improper tender of the work. No claims have been filed against VUI but VUI joined the suit as a second defendant in order to protect its interests in the tender. In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI’s position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI’s counsel anticipates would not occur prior to July 2014. If the re-tender process would begin around July 2014, it would likely not be completed until at least December 2014. The Company believes VUI will continue to provide O&M services until the retender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling may result in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of March 31, 2014 and found that it was not impaired.

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

11. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and financial guarantees. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of March 31, 2014 and 2013. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of March 31, 2014 and December 31, 2013, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $14,375,248 and $17,920,452, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of March 31, 2014 and December 31, 2013, the amount of bank deposits in these financial institutions was $785,734 and $1,409,144, respectively.

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

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during March 31, 2014 or 2013.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of March 31, 2014 the Company had a FJD 4.0 million ($2.2 million USD) financial guarantee (issued by Pernix Group) to ANZ related to PFL’s line of credit. The Company does not anticipate any payment risk under this guarantee as of March 31, 2014.

12. Related Party Debt

As of March 31, 2013, the Company had $2.8 million of outstanding debt under agreements with related parties. Included in short term debt as of March 31, 2013 was $0.5 of new debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note was payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.  The note was fully repaid in December 2013.

13. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at March 31, 2014. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

As noted earlier, SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued interest expense of less than $0.1 million during the three month periods ending March 31, 2014 and 2013.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters. Charges from Computhink were less than $0.1 million for the quarter ended March 31, 2013 and there were no such expenses during the first quarter of 2014. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix Group assumed, as lessor, the lease to Computhink. The lease term ends April 30, 2016 and Computhink pays $6,368 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for rent, building management, utilities, personnel services, office supplies, photocopying and printing service charges for the three months ended March 31, 2014 and 2013.

Total related party accounts receivable and payables, net are summarized as follows:

	March 31, 2014	December 31, 2013
Accounts receivable from Computhink	$46,796	$39,447
Accounts payable to SHBC	—	(4,860)
Total	$46,796	$34,587

14. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$13,644,157	$1,334,820	$42,130	$15,021,107
Interest income (expense)	—	(1,408)	1,733	325
Interest expense - related party	(20,554)	—	—	(20,554)
Depreciation and amortization - pre quasi-reorganization	6,307	20,406	6,149	32,862
Income tax expense	(155,244)	(83,920)	(16,657)	(255,821)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	1,014,748	299,097	(1,251,774)	62,071
Total capital expenditures	113,230	26,554	16,622	156,406
Total assets from continuing operations	$17,197,846	$4,145,485	$9,150,499	$30,493,830

Three Months Ended March 31, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$16,090,401	$1,112,328	$8,376	$17,211,105
Interest income (expense)	—	(1,918)	1,666	(252)
Interest expense- related party	(20,102)	—	(9,529)	(29,631)
Depreciation and amortization - pre quasi-reorganization	8,994	2,663	2,452	14,109
Income tax benefit (expense)	(64,196)	12,293	(27,350)	(79,253)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	23,816	332,771	(873,151)	(516,564)
Total capital expenditures	43,895	3,469	1,135,245	1,182,609
Total assets from continuing operations	$26,668,383	$3,853,192	$4,253,843	$34,775,418

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets from continuing operations	Mar 31, 2014	Mar 31, 2013	Mar 31, 2014	Dec 31, 2013
United States	$13,473,271	$16,098,777	$1,161,052	$1,144,747
Fiji	1,151,538	750,145	100,009	93,012
Vanuatu	396,298	362,183	6,457	6,966
Other	—	—	63,702	38,174
Total Revenue and net fixed assets from continuing operations	$15,021,107	$17,211,105	$1,331,220	$1,282,899

Major Customer

The OBO is a major customer primarily through the award of five projects since 2011 that generated revenue of $12.0 million and $16.1 million for the three months ended March 31, 2014 and 2013, respectively. This accounted for 79% and 93% of total revenue for the periods. In January 2014, the OBO exercised Option Year 3 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to PS JV to January 6, 2015. As of March 31, 2014 and December 31, 2013, gross trade receivables from OBO amounted to $7.2 million and $8.3 million, respectively.

15. Income taxes

As of March 31, 2014 the Company has $25.9 million and $1.2 million of the deferred tax assets related to operating and capital loss carryforwards, respectively. As of December 31, 2013, the Company had $26.1 million and $1.2 million of deferred tax assets related to operating and capital loss carryforwards, respectively. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of March 31, 2014 and December 31, 2013, the Company maintained a full valuation allowance on $27.1 million and $27.3 million of deferred tax assets, respectively.

The $0.3 million income tax expense for the first quarter of 2014 reflects a current expense from PFL, as well as a domestic current deferred tax expense of approximately $227,000. The domestic tax is a non-cash expense as net operating loss carryforward deferred tax assets will be utilized to offset the liability. The use of this NOL is recorded as a credit to additional paid in capital in connection with the accounting rules for quasi-reorganizations. There were no interest expenses or penalties for the quarter.

16. Subsequent Events

During April 2014, the Company received a $6.9 million contract change order on its Texas A&M University project through its subsidiary Pernix / LTC JV.  The change order increases the scope of work on the project and includes an extension of time to reach completion to April 2015.

The Company filed a registration statement with the SEC that became effective May 12, 2014 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $6.05 per share offering and 6,236,185 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2013 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission.

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

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project. Our current projects are design/build contracts with a fixed contract price. These contracts are primarily with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulation. Revenues recognized under the Percentage of Completion method, require applying a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may present claims to our clients, vendors and subcontractors for costs that management believe were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended March 31, 2014 and 2013 as the “first quarter of 2014” and the “first quarter of 2013”, respectively.

Company Overview

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company received since January 1, 2013 through March 31, 2014 totaling over $83.8 million.

Pernix has developed a unique portfolio of resources, experience, operational and financial attributes in order to position the Company for future growth, diversification and financial success.  The following achievements attest to the management teams transformation of the Company over the past several years:

• Earned three consecutive years of pretax income from continuing operations

• Significant reduction in leverage, being debt free at March 31, 2014

• Began construction of a nanotechnology laboratory on the campus of Texas A&M University awarded in early 2014

•The 2012 disposition of unprofitable business entities

• Formed new strategic relationships with vendors, subcontractors and project partners

• Attracted two new board members that together have many years of construction/ power industry experience, Fortune 500 financial reporting and management experience and completed over 100 acquisitions

• The Company has $71.4 million of net operating ($68.8 million) and capital loss carryforwards ($2.9 million) that we anticipate will substantially shield future earnings from U.S. federal and state tax payments.

Business Segments

General Construction Segment

Our general construction segment includes comprehensive pre-construction planning and construction management services. As a general contractor, we have responsibility from award through the successful completion of each project.

We have developed a global network of suppliers and subcontractors. Together with these strategic partners, we utilize niche capabilities and experience that address customer design, budget and schedule requirements. Many of our construction management team members have worked on complex international projects. We have successfully conducted full-scale construction projects in many locations in the world demonstrating the Company’s ability to execute the most technically and environmentally challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the project.  Pernix Group has the ability to self-perform mechanical and electrical trades when doing so brings efficiencies and value to a project and our customers.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By working with these subcontractors and partners, Pernix Group is able to operate with agility to provide an optimal fit to fulfill our customers’ project specific requirements. These strategic partnerships not only assist Pernix Group in winning larger projects, but also mitigate cost, design and other risks, provide experience managing larger projects, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history, record of client retention and stream of contracts awarded to Pernix Group and its subsidiary Pernix-Serka Joint Venture (PS JV), demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction. PS JV, a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) is 52% owned by Pernix and 48% by Serka.

Since the beginning of 2013, Pernix Group and PSJV have worked on five projects awarded by OBO. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq, Africa and Azerbaijan.

The five projects include a sole source award (the Sather project). Including change orders, the Sather project has  generated over $113.3 million of revenue for PS JV for design and construction services work related to Containerized Housing Units (CHUs) at the former Sather Air Base (Sather) in Iraq (f.k.a. the Baghdad Diplomatic Support Center). The project reached substantial completion in January 2014. The second award was announced on May 30, 2013, when OBO awarded a $6.6 million sole source award to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). The Baku project began in mid-2013 and completion is anticipated to occur in mid-2014.

The third project award was announced on September 3, 2013, when PS JV was awarded a $10.8 million contract by OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 18, 2013, the Company received the notice to proceed on the Freetown project. During 2011 OBO awarded the Company a Niger Africa embassy rehabilitation contract that currently has a total anticipated contract value of $26.3 million and is 74% complete as of March 31, 2014 and is expected to continue into late 2014 or early 2015. Finally, the Shield Containerized Housing Unit award generated $102.5 million of revenue during 2011 through early 2013 and is complete.

The CHU projects (Sather and Shield) were awarded to PSJV under a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO under which the Sather award was received. The first award under the IDIQ was received in April of 2011 (the Shield project). The IDIQ provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and the two contracts it has been awarded have contract values totaling over $221.7 million under this program since April 2011.

Three of the Company’s current projects (Baku, Niger and Freetown) involve U.S. Embassy rehabilitation / upgrades. The breadth and depth of experience in embassy construction is significant to Pernix and is expected to be a key strategic component that the Company will utilize to bid on and win future work with the Department of State as they intend to build or rehabilitate up to 33 embassies and consulates in the 2014 through 2018 timeframe.

Our recent experiences with OBO, have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of our staff and our partners to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

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

We believe our experience and track record in Fiji and ongoing experience in Niger demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects that the Department of State intends to build, rehab or upgrade.

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

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation, as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment. Pernix makes every effort to hire and train local staff with the intention to bring jobs and add value to the communities where we work and serve.

Transmission and Distribution Systems

Pernix Group has experience building Transmission & Distribution (T&D) systems, as well as maintaining and upgrading them to ensure efficient operation throughout the power infrastructure. Our experience includes working in climates that experience extreme weather conditions such as cyclones and monsoons. We have developed our own unique methods and systems for working under such conditions thereby enhancing our safety record. Safety is a major concern of any T&D maintenance program, and all projects start with proper training on equipment usage, communication and teamwork. Our safety records are receiving recognition from local governments and utilities, and we continually monitor and retrain our team to ensure the continued safety of all. Our staff includes engineers with many years of experience designing, implementing and maintaining these systems. We can maintain an existing system or we can upgrade a system to the most current T&D technologies.

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

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $1.3 million, or 8.9% of our first quarter 2014 revenue.  Although the revenue from our Power operations represents just 8.9% and 6.5% of consolidated revenue during the first quarter 2014 and 2013, respectively, it consistently accounts for a significant portion of the Company’s pretax income from operations.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL conducts power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, Telesource Fiji, Limited, (TFL) changed its name to Pernix Fiji Limited (PFL) during the second quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in 2023 and include management of a total of 74MW of diesel power generation capacity in Fiji.

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

Demonstrative of the strong relationship shared by PFL and its customer, FEA, in early 2014, PFL was awarded a $29.1 million contract to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro ($21.7 USD as of March 31, 2014) supply contract with Wartsilla Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station.

Indicative of PFL’s outstanding O&M performance record, FEA, has rated the PFL-managed Vuda and Kinoya power stations first and second out of five power stations in Fiji, and the FEA report stated that “it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and PFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of March 31, 2014 there are no potential VUI losses that are probable and no accrual is deemed necessary.

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

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling may result in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of March 31, 2014 and found that it was not impaired.

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

Corporate Segment

During the first quarter of 2013, the Company established Pernix RE, LLC, a limited liability company for the purpose of purchasing the land and building in which its corporate headquarters are maintained. The land and building were purchased for $1.1 million from Baron Real Estate Holdings (Baron), a related party. The Company paid cash of $550,000 and obtained seller financing from Baron for $550,000 with interest accruing at a rate of 4.0% per annum. In December, 2013, the note was fully repaid. The assets were recorded at the carrying value utilized by Baron (a related party under common control as it is owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates).

Executive Summary

The Executive Summary in this section is intended to highlight significant information and to provide context within which to consider the Company’s results of operations. During the first quarter of 2014 and 2013, the Company earned revenues of $15.0 million and $17.2 million, respectively. Power generation revenue increased 20% while construction revenue decreased 15%. Notably, there were seven active construction contracts in the first quarter of 2014 compared to two active construction contracts in the first quarter of 2013, reflecting the success of the Company’s efforts to diversify its customer base and grow a domestic presence. Although revenue for the first quarter of 2014 was lower than in the prior year first quarter, the Company anticipates that 2014 full year revenue will exceed that of 2013 ($73.8 million) as two new awards and related change orders with contract value in excess of $53.0 million were granted to the Company in February through April of 2014. Work on these new awards has just recently commenced.

Gross margin for the first quarter of 2014 was $1.7 million (78%) higher than in the prior year quarter driven by higher construction margin and stable power generation margin. The improvement in construction margin resulted largely from the substantial completion that was reached on a construction project in January 2014, earlier than anticipated, resulting in a significant reduction in project costs. These positive developments collectively increased net income attributable to Pernix Group, Inc. Shareholders by $0.7 million to $0.2 million for the first quarter of 2014.

Gross margin and net income from our Power Generation business was relatively stable in the first quarter of 2014 compared to the prior year quarter. Although the revenue from our Power generation segment generally represents less than 10% of consolidated revenue, it generally accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 10 year concession deed with Fiji Electricity Authority (FEA) while the other (Vanuatu Utilities and Infrastructure (VUI)) is temporary in nature.

Management continues to keenly focus on bidding on and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $71.4 million of net operating and capital loss carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments. These benefits are potentially advantageous to our core existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

Total revenues decreased $2.2 million to $15.0 million for the quarter ended March 31, 2014 compared to $17.2 million for the prior year’s quarter. This decrease is comprised of a $2.4 million reduction in construction revenue that was partially offset by a $0.2 million increase in power generation revenue. The Construction revenue decrease was driven by the substantial completion of a large project in January 2014 which was partially offset by revenue from several new awards, some of which were received in February 2014 and progress toward completion has commenced. The power generation revenue increased approximately $0.2 million driven by higher than normal first quarter power demand due to lower water levels in Fiji and higher man hours incurred at VUI in the first quarter of 2014 compared to the prior year.

General Construction - Construction revenues are generally recorded using the Percentage of Completion method and in the first quarter of 2014 relate to seven construction contracts for four customers while 2013 first quarter construction revenue related to two contracts for one customer. The $2.4 million decrease in 2014 first quarter construction revenue is primarily attributable to the $7.6 million decrease in construction revenue reflecting the substantial completion during January 2014 of the Containerized Housing Unit (CHU) project awarded in January 2012 (“Sather”) that was largely offset by $5.1 million of increases associated with five new contracts awarded between mid-2013 through early 2014 as well as increases related to the Niger Embassy rehabilitation project which progressed toward completion by 6% during the 2014 quarter compared to less than 1% progress in the prior year period. The scope of the current projects involves upgrades or rehabilitations of three different U.S. Embassies, design and construction of a 36 MW expansion of a power generation facility, a nanotechnology laboratory in Texas, the construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of the nature of our projects is in accordance with its strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that two of the five currently active projects will be completed during 2014 with the remaining five continuing to make steady progress toward completion during early to mid-2015.

Service Fees — Power Generation Plant. Service fees — power generation plant were $1.3 million, a 20% or $0.2 million increase over the prior year quarter ended March 31, driven by higher than normal power demand due to lower water levels in Fiji and higher man hours incurred at VUI in the first quarter of 2014 compared to the prior year.

Costs and Expenses

General Construction Costs — (including Construction Costs — Related Party). Total construction costs, including construction costs — related party, decreased $4.1 million mirroring the aforementioned revenue activity changes coupled with a $3.2 million reduction in anticipated total costs on the Sather project related to lower site management cost, lower insurance cost and lower housing costs resulting from the earlier than anticipated substantial completion of the project.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant were $0.2 million higher at $0.7 million for the first quarter of 2014, reflecting a $0.4 million increase in major planned maintenance at Kinoya versus the prior year quarter when no major planned maintenance occurred. Meanwhile, Vuda planned maintenance was $0.2 million lower due to no major overhaul work in the first quarter of 2014 compared to the prior year when Genset 3 was overhauled.

Gross Profit

Gross profit increased $1.7 million or 78% to $3.9 million, for the three months ended March 31, 2014, from $2.2 million in the prior year quarter, due primarily to improved results in the construction segment. The increase in the construction segment reflects the substantial completion of the Sather project for which there was a $3.2 million reduction in anticipated costs coupled with the margin from projects that were awarded after the first quarter of 2013. Power segment margin was relatively stable at $0.6 million for the first quarters of 2014 and 2013.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.1 million quarter over quarter reflecting the higher expenses associated with having all key positions filled for the full quarter this year compared to the prior year.  The Company hired several key positions during the first quarter of 2013.

General and Administrative Expenses, Professional Fees, and Travel and Entertainment. General and administrative, professional fees, and travel and entertainment expenses increased $0.2 million in the first quarter of 2014 to approximately $1.0 million primarily due to the increase in professional fees associated with transition from our predecessor accounting firm, power business development consulting fees and other individually insignificant increases.

Other Income (Expense)

Other income (expense) was relatively stable at less than $0.1 million for the first quarters of 2014 and 2013.

Pretax Income

Consolidated pretax income increased $1.5 million to $1.8 million for the quarter ended March 31, 2014 compared to a pretax income of approximately $0.3 million for the prior year period, due to higher income from construction activities that more than offset higher operating costs from both operating segments and corporate operations.

Consolidated Net Income

Consolidated net income was $1.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, reflecting higher pretax income that was partially offset by a $0.2 million increase in income tax expense.  The income tax expense is largely non-cash as the Company utilized $0.2 million of net operating loss carryforward federal and state deferred tax assets during the first quarter of 2014. In accordance with quasi-reorganization accounting rules, the credit related to utilization of these assets is reflected in additional paid in capital rather than directly credited to the income tax expense on the statement of operations. The consolidated net income (loss) after non-controlling interest was $0.2 million and ($0.5) million for the quarters ended March 31, 2014 and 2013, respectively, reflecting higher income from the PS JV that resulted in higher income attributable to non-controlling interests in the first quarter of 2014 compared to the comparable prior year quarter.

Liquidity and Capital Resources

	March 31, 2014	March 31, 2013
Cash and cash equivalents	$15,776,014	$18,150,818

	Quarter Ending March 31, 2014	Quarter Ending March 31, 2013
Cash (used in) provided by operating activities	$(3,994,109)	$330,332
Cash used in investing activities	(156,406)	(677,608)
Cash used in financing activities	(100,822)	(2,902,102)
Effect of exchange rates on cash	70,592	(6,702)
Decrease in cash and cash equivalents	$(4,180,745)	$(3,256,080)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. and foreign governments, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, the Company filed a registration statement with the SEC that became effective May 12, 2014 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $6.05 per share offering and 6,236,185 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis.

During the first quarter of 2014, the $4.2 million decrease in our cash position largely reflects a $4.0 million use of cash for operations and was largely attributable to payment of subcontract invoices and expenses accrued as of December 31, 2013 to Serka, our PS JV partner. In addition, the Company paid $0.2 million in connection with the acquisition of a concrete plant and paid $0.1 million of preferred stock dividends.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capability will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables which are primarily U.S. and foreign government receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of March 31, 2014, the Company’s total assets exceeded total liabilities by $13.0 million. This was a $1.7 million increase from December 31, 2013, due primarily to the aforementioned first quarter reduction of payables to PS JV partner Serka. As of March 31, 2014, the Company had total stockholders’ equity of $13.0 million, a $1.7 million increase from December 31, 2013, primarily reflecting the income earned during the first quarter 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

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

Pernix Group, Inc.
(Registrant)

Dated: May 15, 2014	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Gregg Pollack
Vice President - Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer