Form 10-Q
period 2014-06-30
Pernix Group, Inc.
filed 2014-08-14
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

On August 13, 2014, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2014 (unaudited) and December 31, 2013

Assets	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$23,005,823	$19,497,840
Restricted cash	551,400	458,919
Accounts receivable	6,256,811	9,223,230
Inventories, net	1,644,533	1,626,003
Cost in excess of billings	124,591	56,679
Equipment deposit	12,762,442	—
Prepaid expenses and other current assets	659,974	1,066,747
Total current assets	45,005,574	31,929,418
Property and equipment, net of accumulated depreciation of $107,942 and $52,954 as of June 30, 2014 and December 31, 2013, respectively	1,653,912	1,282,899
Other assets	101,718	260,712
Intangible assets, net	118,810	157,934
Total assets	$46,880,014	$33,630,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,585,151	$13,754,879
Billings in excess of costs and estimated earnings	22,658,564	8,407,187
Deferred revenue	26,421	30,827
Dividend payable	213,535	186,137
Total liabilities	32,483,671	22,379,030

Commitments and contingencies
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $1,500,000 liquidation preference, 1,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, $170,000 involuntary liquidation preference, 170,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at June 30, 2014 and December 31, 2013	94,037	94,037
Additional paid-in capital	14,557,719	14,324,683
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Accumulated deficit - since September 30, 2012	(3,579,487)	(3,741,433)
Accumulated other comprehensive loss - since September 30, 2012	(101,616)	(222,469)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	10,982,353	10,466,518
Non-controlling interest	3,413,990	785,415
Total Stockholders' equity	14,396,343	11,251,933
Total liabilities and Stockholders' equity	$46,880,014	$33,630,963

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Six Months Ended June 30, 2014 and 2013
	June 30, 2014	June 30, 2013
Revenues:
Construction revenue	$28,023,217	$32,178,712
Service fees – power generation plant	3,136,937	2,689,235
Rent income	51,645	37,422
Other revenue	28,821	15,384
Gross revenues	31,240,620	34,920,753
Costs and expenses:
Construction costs	21,921,306	28,181,619
Operation and maintenance costs - power generation plant	1,507,120	897,316
Cost of revenues	23,428,426	29,078,935
Gross profit	7,812,194	5,841,818
Operating expenses:
Salaries and employee benefits	2,564,778	2,102,032
General and administrative	1,914,225	1,530,824
Total operating expenses	4,479,003	3,632,856
Operating income	3,333,191	2,208,962

Other income (expense):
Interest income (expense), net	1,286	(428)
Other expense - related party	(41,210)	(62,559)
Foreign currency exchange (loss) gain	(34,324)	3,222
Other income, net	63,826	27,549
Total other expense	(10,422)	(32,216)

Consolidated income before income taxes	3,322,769	2,176,746

Income tax provision	(282,772)	(157,706)

Consolidated net income	3,039,997	2,019,040

Less: income attributable to non-controlling interest	2,650,105	1,831,795

Net income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	389,892	187,245

Less: Preferred stock dividends	227,946	27,398

Net income attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$161,946	$159,847

Earnings Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net income per share	$0.02	$0.02
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	9,937,157	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended June 30, 2014 and 2013
	June 30, 2014	June 30, 2013
Revenues:
Construction revenue	$14,379,060	$16,088,311
Service fees – power generation plant	1,802,117	1,576,906
Rent income	23,517	29,047
Other revenue	14,820	15,384
Gross revenues	16,219,514	17,709,648
Costs and expenses:
Construction costs	11,510,066	13,669,442
Operation and maintenance costs - power generation plant	786,708	383,968
Cost of revenues	12,296,774	14,053,410
Gross profit	3,922,740	3,656,238
Operating expenses:
Salaries and employee benefits	1,405,918	998,238
General and administrative	920,091	748,461
Total operating expenses	2,326,009	1,746,699
Operating income	1,596,731	1,909,539

Other income (expense):
Interest income (expense), net	961	(176)
Other expense - related party	(20,656)	(32,928)
Foreign currency exchange (loss) gain	(25,785)	2,085
Other income, net	14,542	8,705
Total other expense	(30,938)	(22,314)

Consolidated income before income taxes	1,565,793	1,887,225

Income tax provision	(26,951)	(78,453)

Consolidated net income	1,538,842	1,808,772

Less: income attributable to non-controlling interest	1,325,465	1,118,589

Net income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	213,377	690,183

Less: Preferred stock dividends	113,501	13,775

Net income attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$99,876	$676,408

Earnings Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net income per share	$0.01	$0.07
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	10,024,525	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Six Months Ended June 30, 2014 and 2013
	June 30, 2014	June 30, 2013

Consolidated net income	$3,039,997	$2,019,040
Other comprehensive income:
Foreign currency translation adjustment	99,323	(193,637)
Total comprehensive income	3,139,320	1,825,403
Net income attributable to non-controlling interests	2,650,105	1,831,795
Foreign currency translation attributable to non-controlling interests	(21,530)	—
Total comprehensive income attributable to non-controlling interest	2,628,575	1,831,795
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$510,745	$(6,392)

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended June 30, 2014 and 2013
	June 30, 2014	June 30, 2013

Consolidated net income	$1,538,842	$1,808,772
Other comprehensive income:
Foreign currency translation adjustment	(41,484)	(167,290)
Total comprehensive income	1,497,358	1,641,482
Net income attributable to non-controlling interests	1,325,465	1,118,589
Foreign currency translation attributable to non-controlling interests	(55,150)	—
Total comprehensive income attributable to non-controlling interest	1,270,315	1,118,589
Total comprehensive income attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$227,043	$522,893

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Six Months Ended June 30, 2014 and 2013

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2012	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income	2,019,040	187,245	—	—	—	—	1,831,795
Foreign currency translation adjustment	(193,637)	—	(193,637)	—	—	—	—
Preferred Stock dividends	(27,398)	(27,398)	—	—	—	—
Additional paid in capital from:
Stock compensation expense	56,973	—	—	—	—	56,973	—
Distribution to Non-controlling Interest Holders	(2,897,964)	—	—	—	—	—	(2,897,964)
Balance at June 30, 2013	$14,995,428	$1,098,657	$(181,454)	$94,037	$1,700	$9,205,730	$4,776,758

	Total	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415

Net income	3,039,997	389,892	—	—	—	—	2,650,105
Foreign currency translation adjustment	99,323	—	120,853	—	—	—	(21,530)
Preferred Stock dividends	(227,946)	(227,946)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	80,750	—	—	—	—	80,750	—
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	152,286	—	—	—	—	152,286	—
Balance at June 30, 2014	$14,396,343	$(3,579,487)	$(101,616)	$94,037	$11,700	$14,557,719	$3,413,990

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2014 and 2013
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Consolidated net income	$3,039,997	$2,019,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,891	125,925
Quasi Reorganization adjustments	174,932	(113,332)
Stock compensation expense	80,750	56,973
Deferred income tax assets	—	37,443
Changes in assets and liabilities:
Accounts receivable	3,040,868	(4.333,041)
Inventories	20,094	(7,304)
Prepaid expenses and other current assets	(12,014,733)	47,181
Cost in excess of billings	(67,913)	(57,334)
Accounts payable and accrued expenses	(4,220,917)	3,656,760
Billings in excess of cost and estimated earnings	14,015,882	597,385
Deferred revenue	(4,406)	135,974
Net cash provided by operating activities	4,153,445	2,165,670
Cash flows used in investing activities:
Capital expenditures	(416,169)	(787,346)
Net cash used in investing activities	(416,169)	(787,346)
Cash flows used in financing activities:
Repayments of borrowings – related party	—	(45,451)
Repayments of borrowings – bank vehicle loan	—	(8,199)
Dividends paid	(200,548)	—
Distribution to non-controlling interest holders	—	(2,897,964)
Net cash used in financing activities	(200,548)	(2,951,614)

Effect of exchange rate changes on cash and cash equivalents	63,736	(62,000)
Net increase (decrease) in cash and cash equivalents	3,600,464	(1,635,290)
Cash and cash equivalents at beginning of year	19,956,759	21,406,898
Cash and cash equivalents at end of year	$23,557,223	$19,771,608
Cash paid during the period for interest	$—	$2,139
Cash paid during the period for interest - related party	$—	$69,273
Cash paid during the period for income taxes	$71,762	$71,800
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends	$27,398	$27,398
Capital expenditures financed by related party	—	$505,000

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of June 30, 2014, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its twelve subsidiaries, including Pernix LTC JV established in early 2014 in connection with a nanotechnology laboratory project on the campus of Texas A&M University. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

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

Principles of Consolidation and Presentation—The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries and joint ventures, as well as variable interest entities in which the Company is the primary beneficiary. All intercompany accounts have been eliminated in consolidation.

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

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total project costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity expansion project for Fiji Electricity Authority is also a fixed price contract while our design / build contract pertaining to the nanotechnology lab at Texas A&M University is a cost plus fee contract.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that the Company estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may also present claims to our clients, vendors and subcontractors for costs that management believes were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of sales and in revenue to the extent the contract is complete. Some contracts require the Company to warranty facilities constructed for one year following substantial completion of the project. As of March 31, 2014, the Company included 2.5% or approximately $3.0 million of the total contract costs in billings in excess of costs on the consolidated balance sheet for potential warranty costs on the Sather project. During the quarter ended June 30, 2014, the Company incurred $0.3 million of warranty costs, resulting in estimate of $2.7 million as of June 30, 2014. The Company estimates these warranty costs based on the potential future costs for project management, insurance, materials, labor, housing and if appropriate, costs to remobilize to the site on at least a quarterly basis.

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

Contract Claims— The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of June 30, 2014 and 2013, the Company had no significant receivables related to contract claims.

Income Taxes— PGI and Pernix Fiji Limited (“PFL”) file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. Pernix Fiji, Ltd. is a Fijian corporation and files a Fijian corporate tax return.

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

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. If the Company is unable to estimate our effective tax rate on an annual basis, it will use its best estimate of taxable income using quarterly results. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur may include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

A valuation allowance is recorded to offset the deferred tax benefit if management has determined it is more likely than not that the deferred tax assets will not be realized.  The need for a valuation allowance is assessed each quarter.

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

Inventories - The inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out (FIFO) method with certain exceptions for items that are homogenous in nature.

Equipment Deposit – The equipment deposit represents cash paid to an engine supplier by PFL related to engines being built for the Kinoya power plant expansion.  Risk of loss on the engines transfers to PFL from the engine supplier at the shipping point in Finland.  The deposit will be accounted for as such until the risk of loss transfers.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement. As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an insignificant amount as of September 30, 2012 (the new cost basis), and the accumulated depreciation was also removed. The new cost basis is being amortized over the remaining estimated useful lives of these assets.   Total depreciation expense was $107,860 and $70,756 for the six months of 2014 and 2013, respectively ($55,452 and $15,353 after the quasi-reorganization impact). In March 2013, the Company purchased the building where its corporate headquarters is located from Baron Real Estate Holdings, a related party under common control for $1.1 million, which approximated the carrying value of the related party seller.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment subsequent to the quasi-reorganization through June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, ‘‘Revenue from Contracts with Customers.’’ The amendments in this update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is effective for annual reporting periods beginning after December 15, 2016 for publicly traded companies. Management is in the process of determining the impact on the Company’s financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management does not anticipate a material impact on the company’s financial position, results of operations or cash flows related to implementation of this guidance.

Other pronouncements issued recently are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at June 30, 2014 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the six month periods ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Beginning balance	$37,125,652	$67,901,575
New construction contracts / amendments to contracts	57,310,696	23,919,681
Less: construction contracts revenue earned	28,023,217	32,178,712
Ending balance	$66,413,131	$59,642,544

The table does not include the July 2014 award of a greenhouse project at Texas A&M University with a contract value is $3.5 million. Work on the Greenhouse project began in mid-July and is expected to be completed in mid-December 2014. The table also does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. On January 15, 2014, a “Certificate of Substantial Completion” was received related to the Sather project and approximately $4.7 million remains in the backlog as of June 30, 2014 and is related to estimated close out and project management work through January 2015 when the warranty period expires.

5. Short-term and long-term borrowings

As of December 31, 2013, PFL had a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) which provided borrowing capacity up to FJD 2 million.  On March 12, 2014, PFL modified its line of credit agreement with ANZ to increase the available line to FJD 6.9 million and an additional Euro 17.3 million to facilitate the Kinoya plant expansion project financing needs. The Line of credit was further modified on May 6, 2014 to reduce their FJD facility limit to FJD 5 million ($2.8 million USD as of June 30, 2014) and increase their Euro facility limit to Euro 17.7 million ($24.2 million USD as of June 30, 2014).

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.55 million USD as of June 30, 2014), a corporate guarantee of FJD 4.0 million ($2.2 million USD as of June 30, 2014) issued by Pernix Group to ANZ, an Unconditional, Irrevocable and On Demand Stand by Letter of Credit given by Wartsila and Fiji

Electricity Authority to ANZ, and a Term deposit of FJD 1.0 million ($0.55 million USD as of June 30, 2014). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid a FJD 100,000 ($0.06 million USD as of June 30, 2014) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate of 6.25% per annum at June 30, 2014).

As of June 30, 2014, FJD 5.0 million ($2.8 million USD as of June 30, 2014) and Euro 17.7 million ($24.2 million USD as of June 30, 2014) of the line of credit was allocated to facilitate the issuance of the various facilities including but not limited to performance security, advance payment guarantee, lease finance facility for motor vehicles, visa credit card facility and documentary letter of credit. PFL allocated Euro 11.6 million ($15.8 million USD as of June 30, 2014) and FJD 3.6 million ($2.0 million USD as of June 30, 2014) from the line of credit to facilitate the issuance of the performance and advance payment guarantees to Fiji Electricity Authority for the design, build, supply and install of 35MW Heavy Fuel Oil Wartsila Diesel Engines. An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, PFL allocated Euro 6.1 million ($8.3 million USD as of June 30, 2014) in a documentary letter of Credit to Wartsila Finland OY to facilitate the supply of four new Heavy Fuel generator plants of 35 MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the Letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility. There were no amounts drawn on the line of credit as of June 30, 2014.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of June 30, 2014, the PFL gearing ratio is 1.36 and PFL is in compliance with all covenants as of June 30, 2014.

See Note 16, Subsequent Events, in the Company’s condensed consolidated financial statements.

6. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of June 30, 2014 and December 31, 2013 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	June 30, 2014	December 31, 2013
Cost incurred on uncompleted contracts	$141,910,124	$211,750,908
Estimated earnings	14,140,172	18,207,952
Total cost and estimated earnings on uncompleted contracts	156,050,296	229,958,860
Less: Billings to date	178,584,269	238,309,368
Net	$(22,533,973)	$(8,350,508)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$124,591	$56,679
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,658,564)	(8,407,187)
	$(22,533,973)	$(8,350,508)

7. Stockholders’ Equity

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil Continental, S.A., BVI and Halbarad Group, Ltd., BVI, respectively, for $5.00 per share, resulting in proceeds received of $5.0 million.  The Company anticipates using the proceeds for potential acquisitions and operating activities as needed.   Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of June 30, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix Group common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50. As of June 30, 2014 and December 31, 2013, no dividends related to the Series A were accrued and the dividends incurred and paid for the six months ended June 30, 2014 and 2013 were $200,548 and $0, respectively.

Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the first two quarters of 2014 and for the year ended December 31, 2013, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into Pernix Group common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. As of June 30, 2014 and 2013, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. As of June 30, 2014 and December 31, 2013, preferred stock dividends of $213,535 and $186,137, respectively, were accrued. The dividends incurred for both of the quarters ended June 30, 2014 and 2013 were $13,623. No dividends were paid on the Series B Preferred Stock during the quarters ended June 30, 2014 and 2013.

Common Stock— As of June 30, 2014 and 2013, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

8. Computation of Net Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the six months ending June 30, 2014 and 2013 is provided as follows:

	June 30, 2014	June 30, 2013
Numerator — Net income	$389,892	$187,245
Less: Preferred stock dividends	227,946	27,398
Basic net income available to common stockholders	161,946	159,847

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,937,157	9,403,697

Basic and diluted earnings per share	$0.02	$0.02

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ending June 30, 2014 and 2013 is provided as follows:

	June 30, 2014	June 30, 2013
Numerator — Net income	$213,377	$690,183
Less: Preferred stock dividends	113,501	13,775
Basic net income available to common stockholders	99,876	676,408

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	10,024,525	9,403,697

Basic and diluted earnings per share	$0.01	$0.07

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company's convertible preferred stock is excluded from the diluted earnings per share calculation for the six months and three months ended June 30, 2014, since inclusion would be antidilutive.  The impact of potential issuances of common shares from the Company's convertible preferred stock and outstanding stock options is excluded from the diluted earnings per share calculation for the six months and three months ended June 30, 2013, since inclusion would be antidilutive.  See Note 9 in the notes to the Company's condensed consolidated financial statements.

9. Stock-based compensation plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 EIP that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.  On February 8, 2014, 375,000 options were granted with a three year vesting schedule. As of June 30, 2014, a total of 368,000 options remain outstanding.

2013 Long Term Incentive Plan (LTIP) - During late 2012 the Company’s shareholders approved the LTIP. The LTIP is a non-employee Director and Consultant compensation plan. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. As of June 30, 2014, a total of 35,166 options were vested under this plan. The remaining 706,500 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the LTIP.

Employee Incentive Stock Option Plan (ISOP) – Under the ISOP Plan, options granted in 2013 had vesting periods of 3 years. As of June 30, 2014, a total of 373,750 options were outstanding under this plan. The remaining 1,126,250 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are valued at the grant date using the Black Scholes fair value model. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows.  There were no options exercised during 2014 or 2013. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the six months ended June 30:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	375,000		2.07	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	7,000		2.07	—		N/A
Options outstanding, at June 30	368,000		2.07	—		N/A
Options exercisable, at June 30	50,000		$2.07	—	$	N/A

	2014		2013
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	—	$	N/A
Granted	—	N/A	78,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at June 30	78,500	2.09	78,500		2.09
Options exercisable, at June 30	35,166	$2.09	—		$2.09

	2014		2013
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	379,000	$2.09	152,500		$2.09
Granted	—	N/A	347,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	5,250	2.09	98,250		2.09
Options outstanding, at June 30	373,750	2.09	401,750		2.09
Options exercisable, at June 30	134,166	$2.09	30,500		$2.09

The following table summarizes information about stock options outstanding at June 30, 2014:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	368,000	9.6	$2.07	$—

LTIP	78,500	8.6	$2.09	$—

ISOP	373,750	8.3	$2.09	$—

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 were $0.93 and $1.00 per option, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013 grant	2014 grant

Risk-free interest rate	1.1%	1.8%
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	45.0%
Expected life in years	6.0	6.0

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

Total share-based compensation expense for the periods for six months and three months ended June 30, 2014 and 2013 was $0.1 million. As of June 30, 2014 and December 31, 2013, there was $0.4 million and $0.3 million, respectively, of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 2.2 years, which is equivalent to the average vesting period.

The options exercisable at June 30, 2014 have intrinsic value of $6.93 per option based on the trade on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP and employee portion of the EIP plan options.

Other than the ISOP, LTIP and EIP, the Company did not have any equity related compensation plans as of June 30, 2014. The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $71,445 and $60,764 of expense associated with the 401K match during the first six months of 2014 and 2013, respectively.

10. Commitments and Contingencies

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1,250,000 (or approx. $689,250 USD as of June 30, 2014) if found to be negligent or 750,000 FJD (or approx. $413,550 USD as of June 30, 2014) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $109,000 USD as of June 30, 2014).

On August 5, 2013, PFL experienced a diesel engine incident. A 7.5 MW engine was damaged by what the Company believes to be a component failure. In November 2013, FEA advised the total contribution from PFL for the G1 repair is FJD 244,467 ($133,577 USD) which the Company has accrued at June 30, 2014. The engine CAT G1 was commissioned in October 2013 and was available for generation.

VUI began to manage the power structure on Vanuatu on January 1, 2011 pursuant to a memo of understanding with the government of Vanuatu. The prior concessionaire, Unelco, filed a claim against the government alleging improper tender of the work. No claims have been filed against VUI but VUI joined the suit as a second defendant in order to protect its interests in the tender. In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI’s position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI’s counsel anticipates would not occur prior to November 2014. If the re-tender process would begin around November 2014, it would likely not be completed until at least March 2015. The Company believes VUI will continue to provide O&M services until the re-tender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling has resulted in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of June 30, 2014 and found that it was not impaired. The Company has reduced staffing by one person in consideration of the ruling and as such, anticipates revenue to be lower by $30,000 per month as it relates to VUI operations through March 2015 when the retender decision is anticipated.

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

11. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and financial guarantees. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of June 30, 2014 and 2013. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of June 30, 2014 and December 31, 2013, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $17.4 million and $17.9 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of June 30, 2014 and December 31, 2013, the amount of bank deposits in these financial institutions was $5.2 million and $1.4 million, respectively.

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

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during the six months ended June 30, 2014 or 2013.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved.   See Note 5 in the notes to our condensed consolidated financial statements.

12. Related Party Debt

As of June 30, 2013, the Company had $2.7 million of outstanding debt under agreements with related parties. Included in short term debt as of June 30, 2013 was $0.4 of debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note was payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.  The note was fully repaid in December 2013.

13. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at June 30, 2014. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued less than $0.1 million during each of the six month periods ending June 30, 2014 and 2013.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters. Charges from Computhink were less than $0.1 million for the six months ended June 30, 2013 and there were no such expenses because no such services were provided by Computhink during the first six months of 2014. Subsequent to the Company’s purchase of the Corporate headquarters facilities, Pernix Group assumed, as lessor, the lease to Computhink. The lease term ends April 30, 2016 and Computhink pays $6,368 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for rent, building management, utilities, personnel services, office supplies, photocopying and printing service charges for each of the six month periods ended June 30, 2014 and 2013.

Total related party accounts receivable and payables, net are summarized as follows:

	June 30, 2014	December 31, 2013
Accounts receivable from Computhink	$56,239	$39,447
Accounts payable to SHBC	—	(4,860)
Total	$56,239	$34,587

14. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$28,023,217	$3,136,937	$80,466	$31,240,620
Interest income (expense)	—	(1,979)	3,265	1,286
Other expense - related party	(41,210)	—	—	(41,210)
Depreciation and amortization - pre quasi-reorganization	18,069	54,728	35,063	107,860
Income tax expense	(103,920)	(167,701)	(11,151)	(282,772)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	1,599,863	875,923	(2,313,840)	161,946
Total capital expenditures	283,672	54,195	78,302	416,169
Total assets	$18,717,044	$20,220,991	$7,941,979	$46,880,014

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$32,178,712	$2,689,235	$52,806	$34,920,753
Interest income (expense)	—	(3,691)	3,263	(428)
Other expense - related party	(40,427)	—	(22,132)	(62,559)
Depreciation and amortization - pre quasi-reorganization	19,866	5,398	8,525	33,789
Income tax expense	(124,004)	(146,658)	112,956	(157,706)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	569,376	1,045,034	(1,454,563)	159,847
Total capital expenditures	53,215	9,325	1,158,021	1,220,561
Total assets	$32,225,032	$4,189,891	$4,934,539	$41,349,462

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$14,379,060	$1,802,117	$38,337	$16,219,514
Interest income (expense)	—	(571)	1,532	961
Other expense- related party	(20,656)	—	—	(20,656)
Depreciation and amortization - pre quasi-reorganization	11,762	34,322	28,914	74,998
Income tax benefit (expense)	51,324	(83,781)	5,506	(26,951)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	585,115	576,826	(1,062,065)	99,876
Total capital expenditures	170,442	27,641	61,680	259,763
Total assets	$18,717,044	$20,220,991	$7,941,979	$46,880,014

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$16,088,311	$1,576,906	$44,431	$17,709,648
Interest income (expense)	—	(1,774)	1,598	(176)
Other expense- related party	(20,325)	—	(12,603)	(32,928)
Depreciation and amortization - pre quasi-reorganization	10,872	2,735	6,073	19,680
Income tax benefit (expense)	(59,808)	(158,951)	140,306	(78,453)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	545,560	712,263	(581,413)	676,408
Total capital expenditures	9,320	5,856	22,776	37,952
Total assets	$32,225,032	$4,189,891	$4,934,539	$41,349,462

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	June 30, 2014	Dec 31, 2013
United States	$27,258,101	$32,231,518	$1,212,921	$1,144,747
Fiji	3,341,751	1,938,415	123,824	93,012
Vanuatu	640,768	750,820	8,060	6,966
Other	—	—	309,107	38,174
Total revenue and net fixed assets	$31,240,620	$34,920,753	$1,653,912	$1,282,899

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	June 30, 2014	Dec 31, 2013
United States	$13,784,831	$16,132,741	$1,212,921	$1,144,747
Fiji	2,190,213	1,188,270	123,824	93,012
Vanuatu	244,470	388,637	8,060	6,966
Other	—	—	309,107	38,174
Total revenue and net fixed assets	$16,219,514	$17,709,648	$1,653,912	$1,282,899

Major Customer

The Overseas Buildings Operations (OBO) is part of the Department of State and is a major customer primarily through the award of five projects since 2011 that generated revenue of $20.9 million and $32.1 million for the six months ended June 30, 2014 and 2013, respectively. This accounted for 67% and 92% of total revenue for the periods. In January 2014, the OBO exercised Option Year 3 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to Pernix Serka Joint Venture (PS JV) to January 6, 2015. As of June 30, 2014 and December 31, 2013, gross trade receivables from OBO amounted to $3.0 million and $7.6 million, respectively.

15. Income taxes

As of June 30, 2014 the Company has $26.0 million and $1.2 million of deferred tax assets related to operating and capital loss carryforwards, respectively. As of December 31, 2013, the Company had $26.1 million and $1.2 million of deferred tax assets related to operating and capital loss carryforwards, respectively. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of June 30, 2014 and December 31, 2013, the Company maintained a full valuation allowance on $27.2 million and $27.3 million of deferred tax assets, respectively.

The $0.3 million income tax expense for the first six months of 2014 reflects a domestic current deferred tax expense of approximately $152,000 and a current expense from PFL of $131,000. The domestic tax is a non-cash expense as net operating loss carryforward deferred tax assets will be utilized to offset the liability. The use of this NOL is recorded as a credit to additional paid in capital in connection with the accounting rules for quasi-reorganizations. Net operating loss deferred tax assets are utilized on a first-in first-out basis.  There were no interest expenses or penalties for the quarter.

16. Subsequent Events

During July 2014, the Company received a “Notice to Proceed” on a second project on the campus of Texas A&M University.  The project contract value is $3.5 million and work on the project began in mid-July.  Expected completion of the project is in mid-December 2014.

In July 2014, the decision was made to demobilize the Freetown (Sierra Leone) project due to the subcontractor evacuation of the site in connection with the Ebola outbreak in West Africa. The Company made this decision in the interest of protecting the life and health of our staff. Management is assessing the implications of the situation and at this time do not anticipate a material impact on the Company’s financial position, results of operations or cash flows.

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

Construction revenues are determined by applying the Percentage of Completion method, which requires the use of estimates on the future revenues and costs of a construction project. Our current projects are design/build contracts with a fixed contract price. These contracts are primarily with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulation. Revenues recognized under the Percentage of Completion method, require application of a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may present claims to our clients, vendors and subcontractors for costs that management believe were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the six months ended June 30, 2014 and 2013 as the “first half of 2014” and the “first half of 2013”, respectively. We refer to the three months ended June 30, 2014 and 2013 as the “second quarter of 2014” and the “second quarter of 2013”, respectively.

Company Overview

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company has received from January 1, 2013 through June 30, 2014 totaling $94.3 million.

Pernix has developed a unique portfolio of resources, experience, operational and financial attributes in order to position the Company for future growth, diversification and financial success.  The following achievements attest to the management team’s transformation of the Company over the past several years:

• Earned three consecutive years of pretax income from continuing operations

• Significant reduction in leverage, being debt free at June 30, 2014

• Began construction of a nanotechnology laboratory awarded in early 2014 and received notice to proceed on a greenhouse project received in July 2014 both on the campus of Texas A&M University

•The 2012 disposition of unprofitable business entities

• Formed new strategic relationships with vendors, subcontractors and project partners

• Attracted two new board members in the past two years that together have many years of construction/ power industry experience, Fortune 500 financial reporting and management experience and completed over 100 acquisitions

• The Company has $71.6 million of net operating ($68.7 million) and capital loss ($2.9 million) carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments.

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

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history, record of client retention and stream of contracts awarded to Pernix Group and our joint ventures, demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction.

PLTC JV (PLTC) is a joint venture with LTC Corp (LTC) with Pernix being the majority owner.   PLTC JV was formed to pursue a project on the campus of Texas A&M University in early 2014. PLTC was awarded a project totaling $23.3 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014. The LTC bankruptcy filing has not negatively impacted Pernix, the venture or the project which is 26% complete with an anticipated completion on budget and on schedule and for early 2015.

PS JV, is a highly effective joint venture with Serka Insaat ve Ticaret, A.S. (Serka) and is 52% owned by Pernix and 48% by Serka.   Since the beginning of 2013, Pernix Group and PSJV have worked on five projects awarded by OBO. PS JV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq, Africa and Azerbaijan.

The five projects include a sole source award (the Sather project), which, including change orders, has  generated $114.5 million of revenue for PS JV for design and construction services work related to Containerized Housing Units (CHUs) at the former Sather Air Base (Sather) in Iraq (f.k.a. the Baghdad Diplomatic Support Center). The project reached substantial completion in January 2014.

The second award was announced on May 30, 2013, when OBO awarded a $6.6 million sole source award to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). A change order received in April of 2014 brought the total contract value on the Baku project to $8.2 million. The Baku project began in mid-2013, is 68% complete and substantial completion is anticipated to occur in autumn of 2014.

The third project award was announced on September 3, 2013, when PS JV was awarded a $10.8 million contract by OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). A $0.9 million change order received in June 2014 increased the contract value to $11.7 million. The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 18, 2013, the Company received the notice to proceed on the Freetown project and as of June 30, 2014 the project is 48% complete.

In 2011,  OBO awarded the Company a Niger Africa embassy rehabilitation contract that currently has a total anticipated contract value of $27.8 million and is 77% complete as of June 30, 2014 and is expected to continue into late 2014 or early 2015.

Finally, the Shield Containerized Housing Unit award generated $102.5 million of revenue during 2011 through completion in 2013.

The CHU projects (Sather and Shield) were awarded to PS JV under a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The IDIQ provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and in addition to the IDIQ opportunities, PSJV is currently one of three contractors remaining in contention for a substantial award in Afghanistan. The two containerized housing unit task orders PSJV has been awarded under the ISIQ have contract values totaling $221.7 million under this program since April 2011.

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

In 2012, Telesource SHBC Fiji, Limited (TSF), a wholly-owned subsidiary of Pernix/SHBC JV, merged into Pernix Fiji, Limited (PFL), a wholly–owned subsidiary of Pernix. In late 2012, PFL was awarded a $1.6 million contract to design, procure and install underground cable in the Solomon Islands between Lungga Power Station and Ranadi Sub-station for the Solomon Islands Electricity Authority (SIEA). In early 2014, PFL was awarded a $29.1 million project to build a 36MW expansion to the Kinoya diesel power plant in Fiji. The project scope includes plant design, procurement and installation and as of June 30, 2014 it is 3% complete.

We believe our experience and track record in Fiji and ongoing experience in Niger demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects that the Department of State intends to build, rehab or upgrade.

Power Generation Segment

In early 2013, the Company hired a Vice President of Power into a newly created role to manage Pernix's power business, including O&M contract execution and construction, acquisition of new power generating facilities and related infrastructure in the U.S. and overseas. The VP of Power has over 35 years of experience in energy and independent power, structuring complex power projects including oversight of engineering, procurement and construction contract negotiations, fuels supply, asset management, project and plant acquisitions, operations management and owner's construction oversight, program management, power project development and project finance. Under his leadership, the Company is actively seeking to grow the power generation segment.

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

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $3.1 million, or 10.0% of our six month year to date 2014 revenue.  Although the revenue from our Power operations represents just 10.0% and 7.7% of consolidated revenue during the first half of 2014 and 2013, respectively, it consistently accounts for a significant portion of the Company’s pretax income from operations.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL conducts power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, Telesource Fiji, Limited (TFL) changed its name to Pernix Fiji Limited (PFL) during the second quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in 2023 and include management of a total of 74MW of diesel power generation capacity in Fiji.

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.3 MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24 MW for a total combined installed capacity of 74.3 MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as Labor Industrial Act and Environmental Act, and complies with manufacturers’ guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations.

Demonstrative of the strong relationship shared by PFL and its customer, FEA, in early 2014, PFL was awarded a $29.1 million contract to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated as 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro ($21.6 million USD as of June 30, 2014) supply contract with Wartsilla Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station. During the first six months of 2014, the expansion project has generated $0.8 million of revenue and the expansion project is 3% complete as of June 30, 2014.

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

Vanuatu Utilities and Infrastructure Limited

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of June 30, 2014 there are no potential VUI losses that are probable and no accrual is deemed necessary.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in Unelco’s favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the re-tender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. The Justice is considering VUI’s position and as of the date of this report has not yet rendered a decision. The Company anticipates that VUI will appeal any decision and stay the re-tender until appeals are complete which VUI’s counsel anticipates would not occur prior to November 2014. If the re-tender process would begin around November 2014, it would likely not be completed until at least March 2015. The Company believes VUI will continue to provide O&M services until the re-tender is complete and a long term concession deed is awarded. As of the date of this report, VUI continues to operate and maintain the system and awaits a decision regarding the longer term concession deed.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling resulted in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of June 30, 2014 and found that it was not impaired. The Company has reduced staffing by one person in consideration of the ruling and as such, anticipates revenue to be lower by $30,000 per month as it relates to VUI operations through March 2015 when the retender decision is anticipated.

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

Executive Summary

The Executive Summary in this section is intended to highlight significant information and to provide context within which to consider the Company’s results of operations. During the first half of 2014 and 2013, the Company generated revenues of $31.2 million and $34.9 million, respectively. Power generation revenue increased 17% while construction revenue decreased 13%. Notably, there were eight active construction contracts in the first half of 2014 compared to four active construction contracts in the first half of 2013, reflecting the success of the Company’s efforts to diversify its customer base and build a domestic presence. Although revenue for the first half of 2014 was lower than in the prior year, the Company anticipates that the 2014 full year revenue results will be comparable to that of 2013 ($73.8 million) as new awards and related change orders with contract value in excess of $57.3 million were granted to the Company in of the first half of 2014.  Management anticipates that approximately $46.4 million of the $66.4 million of backlog as of June 30, 2014 will be recognized as revenue during 2014 and the remaining $20.0 million after 2014.  In addition, a $3.5 million additional award was granted to the Company in July 2014 that is expected to be substantially completed during 2014. Work on these new awards recently commenced.

Gross profit for the first half of 2014 was $2.0 million (34%) higher than in the prior year period driven by higher construction margin, offset by a slightly lower power generation margin. The improvement in construction margin resulted largely from the a significant reduction in project costs on two projects which are nearing completion or are substantially complete. These positive developments collectively increased net income attributable to Pernix Group, Inc. Shareholders by $1.4 million during the first half of 2014.

Gross profit and net income from our Power Generation business was $1.6 million or $0.2 million lower in the first half of 2014 compared to the prior year period. Although the revenue from our Power Generation segment generally represents less 10% of consolidated revenue, it generally accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 20 year concession deed with Fiji Electricity Authority (FEA) that expires in 2023 while the other (Vanuatu Utilities and Infrastructure (VUI)) is temporary in nature.

Management continues to keenly focus on bidding on and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $71.6 million of net operating and capital loss carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

Total revenues decreased $3.7 million to $31.2 million for the first half of 2014 compared to $34.9 million for the first half of 2013. This decrease is comprised of a $4.2 million reduction in construction revenue that was partially offset by a $0.5 million increase in power generation and other revenue. The Construction revenue decrease was driven by the substantial completion of a large project in January 2014 which was largely offset by revenue from progress made on five new projects that were inactive in the first half of 2013, some of which were received in the first half of 2014. The power generation revenue increased approximately $0.4 million driven by higher than normal first half of 2014 power demand due to lower water levels in Fiji and that more than offset the impact of lower man hours incurred at VUI in the first half of 2014 compared to the prior year.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the first half of 2014 relate to eight construction contracts for four customers while 2013 first half construction revenue related to four contracts for two customers. The $4.2 million decrease in 2014 first half construction revenue is primarily attributable to a $19.7 million reduction reflecting the substantial completion during January 2014 of the Containerized Housing Unit (CHU) project awarded in January 2012 (“Sather”) that was largely offset by $16.0 million of increases associated with five new contracts awarded between mid-2013 through the first half of 2014 as well as increases related to the Niger Embassy rehabilitation project which progressed toward completion by 11% during the first six months of 2014. The scope of the current projects involves upgrades or rehabilitations of three different U.S. Embassies, design and construction of a 36 MW expansion of a power generation facility, a nanotechnology laboratory in Texas, the construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects is consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that two of the seven projects that are active as of June 30, 2014 will be completed during 2014 with the remaining five continuing to make steady progress toward completion during early to mid-2015. In addition, a $3.5 million contract awarded to Pernix in July 2014 is expected to be substantially completed during 2014.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $3.1 million for the first half of 2014, a 17% or $0.4 million increase over the prior year period, driven by higher than normal power demand due to lower water levels in Fiji that more than offset lower billable man hours at VUI in the first half of 2014 compared to the prior year period due to the recent tariff ruling that mandated the reduction.

Costs and Expenses

General Construction Costs. Total construction costs, including construction costs — related party, decreased $6.3 million mirroring the aforementioned revenue activity changes coupled with a $4.0 million reduction in anticipated total costs on the Sather project and a $2.0 million reduction in anticipated costs related to the Baku project reflecting lower site management cost, lower insurance cost, lower procurement cost and lower travel and housing costs resulting from the earlier than anticipated substantial completion of the project and lower engineering costs.

Operations and Maintenance Costs — Power Generation Plant.

Operations and maintenance costs — power generation plant were $0.6 million higher at $1.5 million for the first half of 2014, primarily reflecting higher major planned maintenance at Kinoya versus the first half of the prior year when no major planned maintenance occurred.

Gross Profit

Gross profit increased $2.0 million or 34% to $7.8 million, for the six months ended June 30, 2014, from $5.8 million in the prior year quarter, due primarily to improved results in the construction segment. The increase in the construction segment reflects the substantial completion of the Sather project for which there was a $4.0 million reduction in anticipated costs, the $2.0 million reduction in the total anticipated costs of the Baku project which is 68% complete, coupled with the margin from projects that were awarded after the first half of 2013. Power segment margin was slightly lower reflecting higher planned maintenance expenses that more than offset higher power generation fees for the first six months of 2014 compared to 2013.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.5 million or 22% for the six months ended June 30, 2014 compared to the prior year period reflecting the higher expenses associated with adding key construction support and construction and power business development positions for the better part of the first half of 2014 compared to 2013, coupled with other individually insignificant increases.

General and Administrative Expenses. General and administrative expenses increased $0.4 million in the first half of 2014 to approximately $1.5 million primarily due to the increase in professional fees associated with transition from our predecessor accounting firm, investment banking fees, higher power and construction business development consulting and travel expense,  higher costs of owning the corporate headquarter building for the full six months in 2014 compared to four months during 2013 coupled with other individually insignificant increases.

Other Expense

Other expense was stable at less than $0.1 million for the first half of 2014 and 2013.

Pretax Income

Consolidated pretax income increased $1.1 million to $3.3 million for the six months ended June 30, 2014 compared to a pretax income of approximately $2.2 million for the prior year period, due to higher margin from construction activities that more than offset slightly lower power generation margin and higher operating costs from both construction and corporate operations.

Consolidated Net Income

Consolidated net income was $3.0 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively, reflecting higher pretax income that was partially offset by a $0.1 million increase in income tax expense.  The income tax expense is largely non-cash as the Company utilized $0.2 million of net operating loss carryforward federal and state deferred tax assets during the first half of 2014. In accordance with quasi-reorganization accounting rules, the credit related to utilization of these assets is reflected in additional paid in capital rather than directly credited to the income tax expense on the statement of operations. The consolidated net income (loss) after non-controlling interest was $0.4 million and $0.2 million for the six month periods ended June 30, 2014 and 2013, respectively, reflecting higher income from the PS JV that resulted in higher income attributable to non-controlling interests in the first half of 2014 compared to the comparable prior year period.

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

Total revenues decreased $1.5 million to $16.2 million for the second quarter of 2014 compared to $17.7 million for the second quarter of 2013. This decrease is comprised of a $1.7 million reduction in construction revenue that was partially offset by a $0.2 million increase in power generation and other revenue. The Construction revenue decrease was driven by the substantial completion of a large project in January 2014 which was largely offset by revenue from progress made on four new projects on which progress commenced after June 30, 2013 coupled with higher revenue on the Niger project. The power generation revenue increased approximately $0.2 million driven by higher than normal second quarter of 2014 power demand due to lower water levels in Fiji and that more than offset the impact of lower man hours incurred at VUI in the second quarter of 2014 compared to the prior year.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the second quarter of 2014 relate to seven construction contracts for four customers while 2013 second quarter construction revenue related to four contracts for two customers. The $1.7 million decrease in 2014 second quarter construction revenue is primarily attributable to a $12.2 million reduction reflecting the substantial completion during January 2014 of the Containerized Housing Unit (CHU) project awarded in January 2012 (“Sather”) that was largely offset by $11.4 million of increases associated with four new contracts awarded between mid-2013 through the first half of 2014 as well as increases related to the Niger Embassy rehabilitation project which progressed toward completion by 3% during the second quarter of 2014. The scope of the current projects involves upgrades or rehabilitations of three different U.S. Embassies, design and construction of a 36 MW expansion of a power generation facility, a nanotechnology laboratory in Texas, the construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects are consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that two of the seven currently active projects will be completed during 2014 with the remaining five continuing to make steady progress toward completion during early to mid-2015. In addition, a $3.5 million contract awarded to Pernix in July 2014 is expected to be substantially completed during 2014.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $1.8 million for the second quarter of 2014, a 14% or $0.2 million increase over the prior year period, driven by higher than normal power demand due to lower water levels in Fiji that more than offset lower billable man hours at VUI in the second quarter of 2014 compared to the prior year period due to the recent tariff ruling that mandated the reduction.

Costs and Expenses

General Construction Costs. Total construction costs, including construction costs — related party, decreased $2.2 million mirroring the aforementioned revenue activity changes coupled with a $0.8 million reduction in anticipated total costs on the Sather project and a $2.0 million reduction in anticipated costs related to the Baku project which is 68% complete reflecting lower site management cost, lower insurance cost, lower procurement cost and lower travel and housing costs resulting from the earlier than anticipated substantial completion of the project and lower engineering costs.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs were $0.4 million higher at $0.8 million for the second quarter of 2014, primarily reflecting higher major planned maintenance at Kinoya versus the prior year quarter when no major planned maintenance occurred.

Gross Profit

Gross profit increased $0.3 million or 7% to $3.9 million, for the three months ended June 30, 2014, from $3.6 million in the prior year quarter, due primarily to improved results in the construction segment. The increase in the construction segment reflects the substantial completion of the Sather project for which there was a $0.8 million reduction in anticipated costs, the $2.0 million reduction in the total anticipated costs of the Baku project which is 68% complete, coupled with the margin from projects that were commenced after the second quarter of 2013. Power segment margin was $0.2 million lower reflecting higher planned maintenance expenses that more than offset higher power generation fees for the three months ended June 30, 2014 compared to the prior year second quarter.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.4 million to $1.4 million for the three months ended June 30, 2014 compared to the prior year period reflecting the higher expenses associated with adding key construction support and construction and power business development positions for the better part of the second quarter of 2014 compared to 2013 coupled with other individually insignificant increases.

General and Administrative Expenses. General and administrative expenses increased $0.2 million in the second quarter of 2014 to approximately $0.9 million primarily due to the increase in recruiting fees, higher power and construction business development consulting, travel and trade show expense coupled with other individually insignificant increases compared to the prior year quarter.

Other Expense

Other expense was stable at less than $0.1 million for the second quarter of 2014 and 2013.

Pretax Income

Consolidated pretax income decreased $0.3 million to $1.6 million for the three months ended June 30, 2014 compared to a pretax income of approximately $1.9 million for the prior year period, due to higher margin from construction activities that more than offset slightly lower power generation margin and higher operating costs from both construction and corporate operations.

Consolidated Net Income

Consolidated net income was $1.5 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, reflecting lower pretax income that was partially offset by a $0.1 million decrease in income tax expense for the quarter.  The consolidated net income after non-controlling interest was $0.2 million and $0.7 million for the three month periods ended June 30, 2014 and 2013, respectively, reflecting higher income from the PS JV that resulted in higher income attributable to non-controlling interests in the second quarter of 2014 compared to the comparable prior year quarter.

Liquidity and Capital Resources

	June 30, 2014	June 30, 2013
Cash and cash equivalents	$23,557,223	$19,771,608

	Quarter Ending June 30, 2014	Quarter Ending June 30, 2013
Cash provided by operating activities	$4,153,445	$2,165,670
Cash used in investing activities	(416,169)	(787,346)
Cash used in financing activities	(200,548)	(2,951,614)
Effect of exchange rates on cash	63,736	(62,000)
Increase (decrease) in cash and cash equivalents	$3,600,464	$(1,635,290)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. and foreign governments and for domestic commercial customers, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, the Company filed a registration statement with the SEC that became effective May 12, 2014 and registered 5,000,000 shares of previously unissued stock in a primary fixed price $6.05 per share offering and 6,236,185 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration process as it relates to the primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations and from third party banks and issuance of additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis.

During the first half of 2014, the $3.6 million increase in our cash position largely reflects a $4.2 million source of cash from operations and was largely attributable to significant collections from customers of amounts that were outstanding at December 31, 2013 coupled with the billings on new projects in the first half of 2014 that outpaced costs and estimated earnings. These increases more than offset the payment of subcontract invoices and expenses accrued as of December 31, 2013 to Serka, our PS JV partner. In addition, the Company paid $0.4 million for the acquisition of a mobile concrete plant and paid $0.2 million of preferred stock dividends.

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

As of June 30, 2014, the Company’s total assets exceeded total liabilities by $14.4 million. This was a $3.1 million increase from December 31, 2013, due primarily to the aforementioned increase in cash from operations. As of June 30, 2014, the Company had total stockholders’ equity of $14.4 million, a $3.1 million increase from December 31, 2013, primarily reflecting the income earned during the first half of 2014 that has not been distributed to noncontrolling interest partners as of June 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: August 14, 2014	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Gregg Pollack
Gregg Pollack
Vice President - Administration and Chief Financial Officer

/s/ Carol Groeber
Carol Groeber
Controller and Principal Accounting Officer