Form 10-Q
period 2014-09-30
Pernix Group, Inc.
filed 2014-11-14
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

On November 13, 2014, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2014 (unaudited) and December 31, 2013

Assets	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$16,134,380	$19,497,840
Restricted cash	1,237,015	458,919
Accounts receivable	6,795,808	9,223,230
Inventories	1,521,821	1,626,003
Cost in excess of billings	287,042	56,679
Equipment deposit	12,051,639	—
Prepaid expenses and other current assets	1,008,702	1,066,747
Total current assets	39,036,407	31,929,418
Property and equipment, net of accumulated depreciation of $139,767 and $52,954 as of September 30, 2014 and December 31, 2013, respectively	1,675,280	1,282,899
Other assets	55,243	260,712
Intangible assets, net	100,231	157,934
Total assets	$40,867,161	$33,630,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,897,319	$13,754,879
Billings in excess of costs and estimated earnings	17,674,731	8,407,187
Deferred revenue	—	30,827
Dividends payable	227,461	186,137
Total liabilities	26,799,511	22,379,030

Commitments and contingencies
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, $850,000 involuntary liquidation preference, 170,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding at September 30, 2014 and December 31, 2013	94,037	94,037
Additional paid-in capital	14,704,568	14,324,683
Accumulated deficit (deficit eliminated as a result of Quasi-Reorganization as of September 30, 2012 - $68,626,283)	—	—
Accumulated deficit - since September 30, 2012	(3,409,105)	(3,741,433)
Accumulated other comprehensive loss - since September 30, 2012	(396,641)	(222,469)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	11,004,559	10,466,518
Non-controlling interest	3,063,091	785,415
Total Stockholders' equity	14,067,650	11,251,933
Total liabilities and Stockholders' equity	$40,867,161	$33,630,963

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Nine Months Ended September 30, 2014 and 2013
	September 30, 2014	September 30, 2013
Revenues:
Construction revenue	$45,229,114	51,867,426
Service fees – power generation plant	5,053,456	4,351,678
Rent income	75,887	64,573
Other revenue	37,419	23,653
Gross revenues	50,395,876	56,307,330
Costs and expenses:
Construction costs	35,059,384	45,395,067
Operation and maintenance costs - power generation plant	2,737,831	1,751,651
Cost of revenues	37,797,215	47,146,718
Gross profit	12,598,661	9,160,612
Operating expenses:
Salaries and employee benefits	4,207,251	3,121,116
General and administrative	2,748,685	2,367,791
Total operating expenses	6,955,936	5,488,907
Operating income	5,642,725	3,671,705

Other income (expense):
Interest income (expense), net	2,150	(538)
Other expense - related party	(62,157)	(101,041)
Foreign currency exchange (loss) gain	(19,984)	2,612
Other income, net	83,663	53,935
Total other income (expense)	3,672	(45,032)

Consolidated income before income taxes	5,646,397	3,626,673

Income tax provision	(415,803)	(5,108,444)

Consolidated net income (loss)	5,230,594	(1,481,771)

Less: income attributable to non-controlling interest	4,555,572	2,894,758

Net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	675,022	(4,376,529)

Less: Preferred stock dividends	342,694	41,324

Net income (loss) attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$332,328	(4,417,853)

Earnings (loss) Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share	$0.04	(0.47)
Diluted net income (loss) per share	$0.03	(0.47)
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	11,014,867	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2014 and 2013
	September 30, 2014	September 30, 2013
Revenues:
Construction revenue	$17,205,898	19,688,714
Service fees – power generation plant	1,916,519	1,662,443
Rent income	24,242	27,151
Other revenue	8,598	8,269
Gross revenues	19,155,257	21,386,577
Costs and expenses:
Construction costs	13,138,079	17,213,448
Operation and maintenance costs - power generation plant	1,230,712	854,335
Cost of revenues	14,368,791	18,067,783
Gross profit	4,786,466	3,318,794
Operating expenses:
Salaries and employee benefits	1,642,473	1,019,084
General and administrative	834,463	836,965
Total operating expenses	2,476,936	1,856,049
Operating income	2,309,530	1,462,745

Other income (expense):
Interest income (expense), net	864	(110)
Other expense - related party	(20,946)	(38,483)
Foreign currency exchange (loss) gain	14,341	(610)
Other income, net	19,837	26,386
Total other income (expense)	14,096	(12,817)

Consolidated income before income taxes	2,323,626	1,449,928

Income tax provision	(133,031)	(4,950,738)

Consolidated net income (loss)	2,190,595	(3,500,810)

Less: income attributable to non-controlling interest	1,905,468	1,062,963

Net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	285,127	(4,563,773)

Less: Preferred stock dividends	114,748	13,926

Net income attributable to the common stockholders of Pernix Group Inc., and Subsidiaries	$170,379	(4,577,699)

Earnings Per Share attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net income per share	$0.02	(0.49)
Diluted net income per share	$0.02	(0.49)
Weighted average shares outstanding basic	9,403,697	9,403,697

Weighted average shares outstanding diluted	10,940,399	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
Nine Months Ended September 30, 2014 and 2013
	September 30, 2014	September 30, 2013

Consolidated net income (loss)	$5,230,594	$(1,481,771)
Other comprehensive income:
Foreign currency translation adjustment	(140,600)	(149,158)
Total comprehensive income (loss)	5,089,994	(1,630,929)
Net income attributable to non-controlling interests	4,555,572	2,894,758
Foreign currency translation attributable to non-controlling interests	33,572	—
Total comprehensive income attributable to non-controlling interest	4,589,144	2,894,758
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$500,850	$(4,525,687)

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
Three Months Ended September 30, 2014 and 2013
	September 30, 2014	September 30, 2013

Consolidated net income (loss)	$2,190,595	$(3,500,810)
Other comprehensive income:
Foreign currency translation adjustment	(239,923)	18,132
Total comprehensive income (loss)	1,950,672	(3,482,678)
Net income attributable to non-controlling interests	1,905,467	1,062,963
Foreign currency translation attributable to non-controlling interests	55,102	—
Total comprehensive income attributable to non-controlling interest	1,960,569	1,062,963
Total comprehensive loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(9,897)	$(4,545,641)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 30, 2014 and 2013

	Total	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2012	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income	(1,481,771)	(4,376,529)	—	—	—	—	2,894,758
Foreign currency translation adjustment	(149,158)	—	(149,158)	—	—	—	—
Preferred Stock dividends	(41,324)	(41,324)	—	—	—	—
Additional paid in capital from:
Stock compensation expense	93,144	—	—	—	—	93,144	—
Distribution to Non-controlling Interest Holders	(6,509,664)	—	—	—	—	—	(6,509,664)
Balance at September 30, 2013	$7,949,641	$(3,479,043)	$(136,975)	$94,037	$1,700	$9,241,901	$2,228,021

	Total	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	(3,741,433)	(222,469)	94,037	11,700	14,324,683	785,415

Net income	5,230,594	675,022	—	—	—	—	4,555,572
Foreign currency translation adjustment	(140,600)	—	(174,172)	—	—	—	33,572
Preferred Stock dividends	(342,694)	(342,694)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	138,414	—	—	—	—	138,414	—
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	241,471	—	—	—	—	241,471	—
Distribution to Non-controlling Interest Holders	(2,311,468)	—	—	—	—	—	(2,311,468)
Balance at September 30, 2014	$14,067,650	(3,409,105)	(396,641)	94,037	11,700	14,704,568	3,063,091

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2014 and 2013
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Consolidated net income (loss)	$5,230,594	$(1,481,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	147,836	184,634
Quasi Reorganization adjustments	268,842	(144,091)
Stock compensation expense	138,414	93,144
Deferred income tax assets	—	4,883,935
Changes in assets and liabilities:
Accounts receivable	2,466,452	1,195,826
Inventories	41,591	135,577
Prepaid expenses and other current assets	(11,989,192)	(401,429)
Cost in excess of billings	(230,363)	—
Accounts payable and accrued expenses	(4,934,600)	(1,865,882)
Billings in excess of cost and estimated earnings	9,417,155	1,339,490
Deferred revenue	(30,827)	135,974
Net cash provided by operating activities	525,902	4,075,407
Cash flows used in investing activities:
Change in restricted cash	(778,096)	—
Capital expenditures	(518,717)	(828,429)
Cash used in investing activities	(1,296,813)	(828,429)
Cash flows used in financing activities:
Repayments of borrowings – related party	—	(228,773)
Repayments of borrowings – bank vehicle loan	—	(12,554)
Dividends paid	(301,370)	—
Distribution to non-controlling interest holders	(2,225,637)	(6,509,664)
Cash used in financing activities	(2,527,007)	(6,750,991)

Effect of exchange rate changes on cash and cash equivalents	(65,542)	(57,765)
Net increase (decrease) in cash and cash equivalents	(3,363,460)	(3,561,778)
Cash and cash equivalents at beginning of year	19,497,840	21,406,898
Cash and cash equivalents at end of period	$16,134,380	$17,845,120
Cash paid during the period for interest	$—	$3,075
Cash paid during the period for interest - related party	$—	$123,281
Cash paid during the period for income taxes	$202,807	$124,038
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends	$41,324	$41,324

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of September 30, 2014, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its twelve subsidiaries, including Pernix LTC JV established in early 2014 in connection with a nanotechnology laboratory project on the campus of Texas A&M University. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

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

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2014.

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

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total project costs. Our current projects with the United States Government are design/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity expansion project for Fiji Electricity Authority and our greenhouse project at the Texas A&M University are also fixed price contracts while our design / build contract pertaining to the nanotechnology lab at Texas A&M University is a cost plus fee contract.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that the Company estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may also present claims to our clients, vendors and subcontractors for costs that management believes were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in their financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. Costs and estimated earnings in excess of amounts billed to customers are recognized as an asset. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of sales and in revenue to the extent the contract is complete. Some contracts require the Company to warranty facilities constructed for one year following substantial completion of the project. As of March 31, 2014, the Company included 2.5%, or approximately $3.0 million, of the total contract costs in billings in excess of costs on the consolidated balance sheet for potential warranty costs on the

Sather project. During the three and nine months ended September 30, 2014, the Company did not incur significant warranty costs on the Sather project and the Company reduced its estimate of warranty and project close out costs by $1.3 during the three months ended September 30, 2014, resulting in an estimated remaining warranty and project close out exposure of $1.4 million as of September 30, 2014. The Company estimates these warranty costs based on the potential future costs for project management, insurance, materials, labor, housing and if appropriate, costs to remobilize to the site on at least a quarterly basis.

Power Generation Services Revenue. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

Cost of Construction Revenue. Cost of construction revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation in cost of revenue and indirect overhead dependent on the nature of charges and the related project agreements. If not specifically related to individual projects, overhead costs are expensed in the period incurred. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion.

Contract Claims— The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2014 and 2013, the Company had no significant receivables related to contract claims.

Income Taxes— PGI and Pernix Fiji Limited (“PFL”) file separate corporate income tax returns. Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return. PFL is a Fijian corporation and files a Fijian corporate tax return.

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

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense unless it is not estimable. At this time, the Company is unable to estimate our effective tax rate on an annual basis; therefore, the Company uses its best estimate of taxable income using quarterly results. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur may include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the ability to realize deferred tax assets in future years.

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

Inventories - The inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market and are primarily homogenous in nature.

Equipment Deposit – The equipment deposit represents cash paid to an engine supplier by PFL related to engines being built for the Kinoya power plant expansion.  Risk of loss on the engines transfers to PFL from the engine supplier at the shipping point in Finland.  The deposit will be accounted for as such until the risk of loss transfers.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement. As a result of the quasi-reorganization, the carrying value of property and equipment was reduced $0.4 million to an insignificant amount as of September 30, 2012 (the new cost basis), and the accumulated depreciation was also removed. The new cost basis is being amortized over the remaining estimated useful lives of these assets.   Total depreciation expense was $147,836 and $184,634 for the nine months of 2014 and 2013, respectively ($86,813 and $42,819 after the quasi-reorganization impact). In March 2013, the Company purchased the building where its corporate headquarters is located from Baron Real Estate Holdings, a related party under common control for $1.1 million, which approximated the carrying value of the related party seller.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment subsequent to the quasi-reorganization through September 30, 2014.

3. Recently Issued Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-05, ‘‘Service Concession Arrangements.’’ This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. Management is in the process of determining the impact, if any, on the Company’s financial position, results of operations and cash flows.

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

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management does not anticipate a material impact, if any, on the company’s financial position, results of operations or cash flows related to implementation of this guidance.

 In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to

Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is in the process of determining the impact, if any, on the Company’s financial position, results of operations and cash flows.

Other pronouncements issued recently are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at September 30, 2014 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the nine month periods ended September 30, 2014 and 2013.

	September 30, 2014	September 30, 2013
Beginning balance	$37,125,652	$67,901,575
New construction contracts / amendments to contracts	61,172,615	36,967,760
Less: construction contracts revenue earned	45,229,114	51,867,426
Ending balance	$53,069,153	$53,001,909

The table also does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The table includes the fees associated with contracts under the cost plus fee contractual arrangement.  On January 15, 2014, a “Certificate of Substantial Completion” was received related to the Sather project and approximately $1.65 million remains in the backlog as of September 30, 2014 and is related to estimated close out and project management work through January 2015 when the warranty period expires.  Additionally, a “Certificate of Substantial Completion” was received in September 2014 related to the Baku project and approximately $1.0 million remains in the backlog as of September 30, 2014 related to the estimated close out costs on the project.

5. Short-term and long-term borrowings

As of December 31, 2013, PFL had a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) which provided borrowing capacity up to FJD 2 million.  On March 12, 2014, PFL modified its line of credit agreement with ANZ to increase the available line to FJD 6.9 million and an additional Euro 17.3 million to facilitate the Kinoya plant expansion project financing needs. The Line of credit was further modified on May 6, 2014 to reduce their FJD facility limit to FJD 5.0 million ($2.6 million USD as of September 30, 2014) and increase their Euro facility limit to Euro 17.7 million ($22.5 million USD as of September 30, 2014).

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.52 million USD as of September 30, 2014), a corporate guarantee of FJD 4.0 million ($2.1 million USD as of September 30, 2014) issued by Pernix Group to ANZ, an Unconditional, Irrevocable and On Demand Stand by Letter of Credit given by Wartsila and Fiji Electricity Authority to ANZ, and a Term deposit of FJD 2.4 million ($1.2 million USD as of September 30, 2014). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid a FJD 100,000 ($0.05 million USD) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate of 6.25% per annum at September 30, 2014).

As of September 30, 2014, FJD 5.0 million ($2.6 million USD as of September 30, 2014) and Euro 17.7 million ($22.5 million USD as of September 30, 2014) of the line of credit was allocated to facilitate the performance security, advance payment guarantee, lease finance facility for motor vehicles, visa credit card facility and documentary letter of credit. PFL allocated Euro 11.6 million ($14.7 million USD as of September 30, 2014) and FJD 3.6 million ($1.88 million USD as of September 30, 2014) from the line of credit to facilitate the issuance of the performance and advance payment guarantees to Fiji Electricity Authority for the design, build, supply and install of 35MW Heavy Fuel Oil Wartsila Diesel Engines. An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, PFL allocated Euro 6.1 million ($7.7 million USD as of September 30, 2014) in a documentary letter of Credit to Wartsila Finland OY to facilitate the supply of four new Heavy Fuel generator plants of 35 MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the Letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility. There were no amounts drawn on the line of credit as of September 30, 2014.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of September 30, 2014, the PFL gearing ratio is 1.03 and PFL is in compliance with all covenants as of September 30, 2014.

6. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of September 30, 2014 and December 31, 2013 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	September 30, 2014	December 31, 2013
Cost incurred on uncompleted contracts	$155,242,781	$211,750,908
Estimated earnings	18,173,149	18,207,952
Total cost and estimated earnings on uncompleted contracts	173,415,930	229,958,860
Less: Billings to date	190,803,619	238,309,368
Net	$(17,387,689)	$(8,350,508)

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$287,042	$56,679
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,674,731)	(8,407,187)
	$(17,387,689)	$(8,350,508)

7. Stockholders’ Equity

Preferred Stock— The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).  During the third quarter of 2014, the Company’s Board of Directors corrected a clerical error in the Series A and Series B Preferred Stock certificates to reflect the originally intended liquidation preferences of $5 per share, which has always been used by the Company in the consolidated financial statements when recording related transactions, such as dividend payments and the repurchase of the related preferred stock.

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil Continental, S.A., BVI and Halbarad Group, Ltd., BVI, respectively, for $5.00 per share, resulting in proceeds received of $5.0 million.   Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of September 30, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix Group common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50. As of September 30, 2014 and December 31, 2013, no dividends related to the Series A were accrued and the dividends incurred and paid for the nine months ended September 30, 2014 and 2013 were $301,370 and $0, respectively.

As of September 30, 2014 and 2013, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation.  During the first three quarters of 2014 and for the year ended December 31, 2013, the Company issued no Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into Pernix Group common stock using the conversion rate as defined in each Series B Preferred Stock Purchase Agreement. As of September 30, 2014 and December 31, 2013, preferred stock dividends of $227,461 and $186,137, respectively, were accrued. The dividends incurred for both of the three months ended September 30, 2014 and 2013 were $13,926. Dividends for the nine months ended September 30, 2014 and 2013 were $41,324 and $41,778, respectively. No dividends were paid on the Series B Preferred Stock during the three and nine months ended September 30, 2014 and 2013.

Common Stock— As of September 30, 2014 and 2013, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil Continental, S.A., BVI., Halbarad Group, Ltd., BVI and affiliated companies.

8. Computation of Net Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the nine months ending September 30, 2014 and 2013 is provided as follows:

	September 30, 2014	September 30, 2013
Numerator — Net income	$675,022	$(4,376,529)
Less: Preferred stock dividends	342,694	41,324
Basic net income available to common stockholders	332,328	(4,417,853)

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	11,014,867	9,403,697

Basic earnings per share	$0.04	$(0.47)
Diluted earnings per share	$0.03	$(0.47)

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ending September 30, 2014 and 2013 is provided as follows:

	September 30, 2014	September 30, 2013
Numerator — Net income	$285,127	$(4,563,773)
Less: Preferred stock dividends	114,748	13,926
Basic net income available to common stockholders	170,379	(4,577,699)

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	10,940,399	9,403,697

Basic earnings per share	$0.02	$(0.49)
Diluted earnings per share	$0.02	$(0.49)

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company's outstanding stock options is included in the diluted earnings per share calculation for the three and nine months ended September 30, 2014, since inclusion is dilutive.  The impact of potential issuances of common shares from the Company's outstanding stock options is excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2013, since inclusion would be antidilutive.  The impact of potential issuances of common shares from the Company's convertible preferred stock is excluded from the diluted earnings per share calculation for all periods presented since inclusion would be antidilutive.  See Note 9 in the notes to the Company's condensed consolidated financial statements.

9. Stock-based compensation plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 EIP that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.  On February 8, 2014, 375,000 options were granted and an additional 1,050,000 options were granted in September 2014, all with a three year vesting schedule.  As of September 30, 2014, a total of 1,418,000 options remain outstanding.

2013 Long Term Incentive Plan (LTIP) -  The LTIP is a non-employee Director and Consultant compensation plan. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. As of September 30, 2014, a total of 35,166 options were vested under this plan. The remaining 706,500 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the LTIP.

Employee Incentive Stock Option Plan (ISOP) – Under the ISOP Plan, options granted in 2013 had vesting periods of 3 years. As of September 30, 2014, a total of 373,750 options were outstanding under this plan. The remaining 1,126,250 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the ISOP.

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

The following summarizes stock option activity for the nine months ended September 30:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	1,425,000		1.56	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	7,000		2.07	—		N/A
Options outstanding, at September 30	1,418,000		1.56	—		N/A
Options exercisable, at September 30	50,000		$2.07	—	$	N/A

	2014		2013
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	—	$	N/A
Granted	—	N/A	78,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at September 30	78,500	2.09	78,500		2.09
Options exercisable, at September 30	35,166	$2.09	—		$2.09

	2014		2013
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	379,000	$2.09	152,500		$2.09
Granted	—	N/A	347,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	5,250	2.09	98,250		2.09
Options outstanding, at September 30	373,750	2.09	401,750		2.09
Options exercisable, at September 30	134,166	$2.09	30,500		$2.09

The following table summarizes information about stock options outstanding at September 30, 2014:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,418,000	9.3	$1.56	$—

LTIP	78,500	8.3	$2.09	$—

ISOP	373,750	8.0	$2.09	$—

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 were $0.79 and $1.00 per option, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014 grant	2013 grant
Risk-free interest rate	1.72% - 1.8%	1.1%
Dividend yield	0.0%	0.0%
Expected volatility	45.0%	50.0%
Expected life in years	6.0	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. The rate used for the February 8, 2014 grant was 1.8% and the rate used for the September 2014 grants was 1.72%. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group. During 2013, the forfeiture rate utilized was zero as the plans were relatively new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates existed until late 2013. Based on the data accumulated during 2013, the Company estimated a forfeiture rate of 25% and used this rate in calculating the compensation expense related to the 2014 EIP grant. The forfeiture rate will be reconsidered at the end of 2014 and adjusted if deemed appropriate in light of 2014 experience.

Total share-based compensation expense for the periods for nine months and three months ended September 30, 2014 and 2013 was $0.1 million. As of September 30, 2014 and December 31, 2013, there was $0.8 million and $0.3 million, respectively, of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 2.2 years, which is equivalent to the average vesting period.

The unvested options at September 30, 2014 have a total intrinsic value of $5.7 million and the vested options have a total intrinsic value of $0.7 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP and employee portion of the EIP plan options.

Other than the ISOP, LTIP and EIP, the Company did not have any equity related compensation plans as of September 30, 2014. The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $96,354 and $77,041 of expense associated with the 401K match during the first nine months of 2014 and 2013, respectively.

10. Commitments and Contingencies

Pernix Group’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.7 million USD as of September 30, 2014) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of September 30, 2014) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority (FEA). In Vanuatu, during the MOU period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD as of September 30, 2014).

On August 5, 2013, PFL experienced a diesel engine incident. A 7.5 MW engine was damaged by what the Company believes to be a component failure. In November 2013, FEA advised the total contribution from PFL for the G1 repair is FJD 0.2 million ($0.1 million USD) which the Company has accrued as of September 30, 2014. The engine CAT G1 was commissioned in October 2013 and was available for generation.

VUI began to manage the power structure on Vanuatu on January 1, 2011 pursuant to a memo of understanding with the government of Vanuatu. The prior concessionaire, Unelco, filed a claim against the government alleging improper tender of the work. No claims have been filed against VUI but VUI joined the suit as a second defendant in order to protect its interests in the tender. In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a retender of the concession and required that any company who participates in the retender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. On October 16, 2014 the Court issued its decision in favor of Unelco and the government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the system.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling has resulted in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of September 30, 2014 and found that it was not impaired. The Company has reduced staffing by one person in consideration of the ruling and as such, anticipates revenue to be lower by $30,000 per month as it relates to VUI operations through March 2015 when the retender decision is anticipated.

The Company offers warranties on its construction services and power generating plants. The Company usually has warranties from its vendors. If warranty issues remain on projects that are substantially complete, revenue is not recognized to the extent of the estimated exposure. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to expend substantial funds, which could harm its financial condition (see Note 2).

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

11. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and financial guarantees. The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of September 30, 2014. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of September 30, 2014, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $13.9 million. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of September 30, 2014, the amount of bank deposits in these financial institutions was $2.4 million.

If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. The Company’s customer base includes governments, government agencies and quasi-government organizations, which are dispersed across many different industries and geographic locations.  See Note 14.

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during the nine months ended September 30, 2014 or 2013.

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

12. Related Party Debt

As of September 30, 2013, the Company had $2.5 million of outstanding debt under agreements with related parties, all of which were repaid prior to December 31, 2013. Included in short term debt as of September 30, 2013 was $0.2 million of debt outstanding under an agreement with Baron Real Estate Holdings with interest accruing at a rate of 4.0% per annum. The note was payable in twelve monthly installments beginning in March 2013 and was obtained in connection with the corporate headquarters building and land purchase in March 2013.  The note was fully repaid in December 2013.

13. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix Group’s stock at September 30, 2014. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC and Pernix Group have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix Group also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued less than $0.1 million during each of the nine month periods ending September 30, 2014 and 2013.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters. Charges from Computhink were less than $0.1 million for the nine months ended September 30, 2013 and there were no such expenses because no such services were provided by Computhink during the first nine months of 2014. Subsequent to the Company’s purchase of the Corporate headquarters facilities, Pernix Group assumed, as lessor, the lease to Computhink. The lease term ends April 30, 2016 and Computhink pays $6,368 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for rent, building management, utilities, personnel services, office supplies, photocopying and printing service charges for each of the nine month periods ended September 30, 2014 and 2013.

Total related party accounts receivable and payables, net are summarized as follows:

	September 30, 2014	December 31, 2013
Accounts receivable from Computhink	$64,329	$39,447
Accounts payable to SHBC	—	(4,860)
Total	$64,329	$34,587

14. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$45,229,114	$5,053,456	$113,306	$50,395,876
Interest income (expense)	—	(2,458)	4,608	2,150
Other expense - related party	(62,157)	—	—	(62,157)
Depreciation and amortization - pre quasi-reorganization	27,967	63,537	56,332	147,836
Income tax expense	(163,990)	(234,276)	(17,537)	(415,803)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	2,594,144	1,326,718	(3,588,534)	332,328
Total capital expenditures	283,672	109,202	125,843	518,717
Total assets	$15,300,048	$18,344,220	$7,222,893	$40,867,161

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$51,867,426	$4,351,678	$88,226	$56,307,330
Interest income (expense)	—	(2,658)	2,120	(538)
Other expense - related party	(61,144)	—	(39,897)	(101,041)
Depreciation and amortization - pre quasi-reorganization	66,857	83,296	34,481	184,634
Income tax expense	(3,415,973)	(1,355,321)	(337,150)	(5,108,444)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(1,923,801)	355,539	(2,849,591)	(4,417,853)
Total capital expenditures	377,394	42,623	1,174,328	1,594,345
Total assets	$16,575,183	$4,394,820	$8,381,136	$29,351,140

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$17,205,898	$1,916,519	$32,840	$19,155,257
Interest income (expense)	—	(479)	1,343	864
Other expense- related party	(20,946)	—	—	(20,946)
Depreciation and amortization - pre quasi-reorganization	9,898	8,809	13,915	32,622
Income tax expense	(60,070)	(66,575)	(6,386)	(133,031)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	994,280	450,794	(1,274,695)	170,379
Total capital expenditures	—	55,007	47,541	102,548
Total assets	$15,300,048	$18,344,220	$7,222,893	$40,867,161

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$19,688,714	$1,662,443	$35,420	$21,386,577
Interest income (expense)	—	1,034	(1,144)	(110)
Other expense- related party	(20,718)	—	(17,765)	(38,483)
Depreciation and amortization - pre quasi-reorganization	9,350	2,326	6,150	17,826
Income tax expense	(3,291,969)	(1,208,663)	(450,106)	(4,950,738)
Net loss attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(2,493,177)	(689,495)	(1,395,027)	(4,577,699)
Total capital expenditures	324,179	33,298	16,307	373,784
Total assets	$16,575,183	$4,394,820	$8,381,136	$29,351,140

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	September 30, 2014	December 31, 2013
United States	$43,669,104	$51,955,652	$1,244,127	$1,144,747
Fiji	5,574,950	3,174,856	131,392	93,012
Vanuatu	1,058,583	1,176,822	1,957	6,966
Other	93,239	—	297,804	38,174
Total revenue and net fixed assets	$50,395,876	$56,307,330	$1,675,280	$1,282,899

	Total Revenue		Fixed Assets - Net
Location – Revenue and net fixed assets	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	September 30, 2014	December 31, 2013
United States	$16,411,004	$19,724,134	$1,244,127	$1,144,747
Fiji	2,233,199	1,236,441	131,392	93,012
Vanuatu	417,815	426,002	1,957	6,966
Other	93,239	—	297,804	38,174
Total revenue and net fixed assets	$19,155,257	$21,386,577	$1,675,280	$1,282,899

Major Customer

The Overseas Buildings Operations (OBO) is part of the Department of State and is a major customer primarily through the award of five projects since 2011 that generated revenue of $29.7 million and $51.6 million for the nine months ended September 30, 2014 and 2013, respectively. This accounted for 59% and 92% of total revenue for the periods. In January 2014, the OBO exercised Option Year 3 under our base CHU IDIQ contract, extending the period within which additional Task Orders can be awarded to Pernix Serka Joint Venture (PS JV) to January 6, 2015. As of September 30, 2014 and December 31, 2013, gross trade receivables from OBO amounted to $1.0 million and $7.6 million, respectively. The Company currently has three projects under construction for OBO and is currently bidding on a significant OBO project in Mozambique with an award announcement anticipated on or before December 31, 2014.

15. Income taxes

As of September 30, 2014 the Company has $25.8 million and $1.2 million of deferred tax assets related to operating and capital loss carryforwards, respectively. As of December 31, 2013, the Company had $26.1 million and $1.2 million of deferred tax assets related to operating and capital loss carryforwards, respectively. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of September 30, 2014 and December 31, 2013, the Company maintained a full valuation allowance on $27.0 million and $27.3 million of deferred tax assets, respectively.

The $0.4 million income tax expense for the first nine months of 2014 reflects a domestic current deferred tax expense of approximately $0.2 million and a current expense from PFL of $0.2 million. The domestic tax is a non-cash expense as net operating loss carryforward deferred tax assets will be utilized to offset the liability. The use of this NOL is recorded as a credit to additional paid in capital in connection with the accounting rules for quasi-reorganizations. Net operating loss deferred tax assets are utilized on a first-in first-out basis.  There were no interest expenses or penalties for the quarter.

16. Subsequent Events

On November 10, 2014, the Company entered into a loan and security agreement with Barrington Bank and Trust Company, NA. (“lender”). The agreement provides for up to a $10.0 million revolving line of credit and up to $10.0 million trade and standby letters of credit. The agreement is subject to certain reporting covenants including project reports, financial statements and borrowing base computations. The agreement is also subject to financial performance covenants including positive trailing twelve month earnings as adjusted for certain non-cash items. In addition, the Company must maintain $5.0 million on deposit with the lender. The interest rate on the revolver is Libor plus a range of +160 to –275 basis points, depending on the amount drawn under the line. The interest rate on the letters of credit is Prime + 75 basis points. The Company paid $12,500 in fees pertaining to the establishment of the arrangement. Cash, accounts receivable and the corporate office building serve as collateral under the agreement.

During the fourth quarter of 2014, the Company reached an agreement with an unrelated party to sell a 25% share of PFL.  The sale was contingent upon formal approval from the Fijian taxing authorities, which was received November 12, 2014 and the payment of the related taxes which is expected to occur on or before the end of November 2014.  The gross sales price for the 25% interest is FJD 4.35 million (or approx. $2.3 million USD as of September 30, 2014).

On November 6, 2014, PSJV distributed earnings related to the third quarter of 2014 to its partners in amounts totaling $1.9 million to Pernix and $1.8 million to Serka.

As reported on the Form 8-K filed on November 6, 2014, on November 1, 2014 Ms. Carol J. Groeber, Controller and Principal Accounting Officer, resigned from the Company. There were no disagreements between the Company and Ms. Groeber. The Company is currently in search of a new Controller and Ms. Groeber will serve in an advisory role beyond the completion of the search process.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2013 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission (SEC).

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

Construction revenues are determined by applying the Percentage of Completion method. Our current projects are primarily design/build contracts with a fixed contract price. These contracts are primarily with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulation. Revenues recognized under the Percentage of Completion method, require application of a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may present claims to our clients, vendors and subcontractors for costs that management believe were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the nine months ended September 30, 2014 and 2013 as the “nine months of 2014” and the “nine months of 2013”, respectively. We refer to the three months ended September 30, 2014 and 2013 as the “third quarter of 2014” and the “third quarter of 2013”, respectively.

Company Overview

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company has received from January 1, 2013 through September 30, 2014 totaling $98.2 million.

Pernix has developed a unique portfolio of resources, experience, operational and financial attributes in order to position the Company for future growth, diversification and financial success.  The following achievements attest to the management team’s transformation of the Company over the past several years:

• Earned three consecutive years of pretax income from continuing operations

• Significant reduction in leverage, being debt free at September 30, 2014

• Began construction of a nanotechnology laboratory awarded in early 2014 and on a greenhouse project awarded in July 2014; both on the campus of Texas A&M University

•The 2012 disposition of unprofitable business entities

• Formed new strategic relationships with vendors, subcontractors and project partners

• Attracted two new board members in the past two years that together have many years of construction/ power industry experience, Fortune 500 financial reporting and management experience and completed over 100 acquisitions

• The Company has $71.2 million of net operating ($68.3 million) and capital loss ($2.9 million) carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments.

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

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history, record of client retention and stream of contracts awarded to Pernix Group and our joint ventures, demonstrate the successful formula Pernix and its partners have developed.

PLTC JV (PLTC) is a joint venture with LTC Corp (LTC) with Pernix being the majority owner. PLTC JV was formed to pursue a project on the campus of Texas A&M University in early 2014. PLTC was awarded a project totaling $23.4 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014. The LTC bankruptcy filing has not negatively impacted Pernix, the venture or the project, which is approximately 57% complete with an anticipated completion in early 2015.

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

The five projects include a sole source award (the Sather project), which has generated $117.5 million of revenues for PS JV for design and construction services work related to Containerized Housing Units (CHUs) at the former Sather Air Base (Sather) in Iraq (f.k.a. the Baghdad Diplomatic Support Center). The project reached substantial completion in January 2014.

The second award was announced on May 30, 2013, when OBO awarded a $6.6 million sole source award to PS JV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). Change orders received in April through August of 2014 brought the total contract value on the Baku project to $8.4 million. The Baku project is also substantially complete as of September 30, 2014.

The third project award was announced on September 3, 2013, when PS JV was awarded a $10.8 million contract by OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). A $0.9 million change order received in June 2014 increased the contract value to $11.7 million. The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 18, 2013, the Company received the notice to proceed on the Freetown project and as of September 30, 2014 the project is approximately 65% complete.

In 2011,  OBO awarded the Company a Niger Africa embassy rehabilitation contract that currently has a total anticipated contract value of $27.9 million and is approximately 84% complete as of September 30, 2014 and is expected to continue into late 2014 or early 2015.

Finally, the Shield Containerized Housing Unit award generated $102.5 million of revenue during 2011 through completion in 2013.

The CHU projects (Sather and Shield) were awarded to PS JV under a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The IDIQ provides PS JV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PS JV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.5 billion over the life of the contract should all four option years be exercised. PS JV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and in addition to the IDIQ opportunities. The two containerized housing unit task orders PSJV has been awarded under the IDIQ have contract values totaling $221.7 million since April 2011.

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

Our recent experiences with OBO have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of our staff and our partners to the mutual benefit of all involved. In addition to PS JV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

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

In 2012, Telesource SHBC Fiji, Limited (TSF), a wholly-owned subsidiary of Pernix/SHBC JV, merged into Pernix Fiji, Limited (PFL), a wholly–owned subsidiary of Pernix. In late 2012, PFL was awarded a $1.6 million contract to design, procure and install underground cable in the Solomon Islands between Lungga Power Station and Ranadi Sub-station for the Solomon Islands Electricity Authority (SIEA). In early 2014, PFL was awarded a $29.1 million project to build a 36MW expansion to the Kinoya diesel power plant in Fiji. The project scope includes plant design, procurement and installation and as of September 30, 2014 it is approximately 5% complete.

We believe our experience and track record in Fiji and ongoing experience in Baku, Freetown and Niger demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects that the Department of State intends to build, rehab or upgrade.

In summary, the Company currently has three projects under construction for OBO and is currently bidding on other projects with award dates anticipated in early to mid-2015. The Company’s ability to continue to bid on and win US Government projects is material to the Company’s future operations but is not assured. The Company also continues to focus on diversifying its customer base as demonstrated by two recent domestic project awards for a nanotechnology lab and classrooms at Texas A&M University with contract value in excess of approximately $27.0 million as well as the $29.1 million power plant expansion project award in Fiji.

Power Generation Segment

Pernix's power business strategy includes O&M contract execution and construction, acquisition of new power generating facilities and related infrastructure in the U.S. and overseas. The Power segment management team has over 35 years of experience in energy and independent power, structuring complex power projects including oversight of engineering, procurement and construction contract negotiations, fuels supply, asset management, project and plant acquisitions, operations management and owner's construction oversight, program management, power project development and project finance. The Company is actively seeking to grow the power generation segment.

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

Current Power Operations

We invest in power projects as an independent power producer (IPP) or using the BOOT model. Our power projects to date have been in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $5.1 million and $4.4 million, or 10.0% and 7.7% of total revenues, respectively, for the nine months ended September 30, 2014 and 2013.  Although the revenue from our Power operations represented just 10.0% and 7.7% of consolidated revenue during the first nine months of 2014 and 2013, respectively, it consistently accounts for a significant portion of the Company’s pretax income from operations. A loss of either of these customers could have a material negative impact on the Company’s liquidity and results of operations. The concession in Fiji is a long term concession with an expiration date in 2023 while the Company operates in Vanuatu under a short term memo of understanding that is subject to retender at this time. The Company anticipates retender of the Vanuatu operating agreement may occur within the next six to twelve months reflecting a recent court order requiring retender by the Government of Vanuatu. The Company has received favorable reviews in Vanuatu from the Utility Regulatory Agency as well as from the customer; however, there is no assurance the Company will win the retender and be allowed to continue to operate in Vanuatu. If it is allowed to continue to operate, it may be at a reduced rate in light of a tariff ruling received in early 2014 coupled with the financial impact of the retendered concession. The retender process is expected to conclude in mid to late 2015.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL conducts power generation activities in Fiji. To better exemplify its expanding and diversified capabilities, Telesource Fiji, Limited (TFL) changed its name to Pernix Fiji Limited (PFL) during the third quarter of 2013. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in 2023 and include management of 74.3 MW of diesel power generation capacity in Fiji.

The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.3 MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24 MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as the Labor Industrial Act and the Environmental Act.  We also comply with manufacturers’ guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations.

Demonstrative of the strong relationship shared by PFL and its customer, FEA, in early 2014, PFL was awarded a $29.1 million contract to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated as 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro ($20.0 million USD as of September 30, 2014) supply contract with Wartsilla Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station. During the first nine months of 2014, the expansion project has generated $1.5 million of revenue and the expansion project is approximately 5% complete as of September 30, 2014. The Company has an equipment deposit of $12.1 million that represents cash paid to an engine supplier by PFL related to engines being built for the Kinoya power plant expansion.  Risk of loss on the engines transfers to PFL from the engine supplier at the shipping point in Finland.  The deposit will be accounted for as such until the risk of loss transfers.

Indicative of PFL’s outstanding O&M performance record, FEA has rated the PFL-managed Vuda and Kinoya power stations first and second out of five power stations in Fiji, and the FEA report stated that “it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is the regulatory agency that is charged with protecting the long-term interests of consumers with regard to the price, quality, safety, and reliability of regulated services in Fiji and PFL takes pride in the positive recognition from FEA.

Vanuatu Utilities and Infrastructure Limited

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations. In 2011, Unelco, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of September 30, 2014 there are no potential VUI losses that are probable and no accrual is deemed necessary.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with Unelco that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in Unelco’s favor.  The proposed settlement called for a retender of the concession and required that any company who participates in the retender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. On October 16, 2014 the Court issued its decision in favor of Unelco and the government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is complete. The Company anticipates that will be sometime in mid to late 2015. As of the date of this report, VUI continues to operate and maintain the system.

In March 2014, the Utilities Regulatory Authority (URA or Commission) in Vanuatu issued a decision on the electricity tariff as it pertains to VUI operations. The terms of the ruling resulted in lower revenue to VUI coupled with increased responsibilities for street lighting maintenance and an opportunity to share in efficiency savings related to the hydro operations in Vanuatu, along with other measures. VUI had the opportunity to file a notice of grievance to the Commission on or before April 12, 2014; however, VUI has chosen to operate under the decision and reduce costs to maximize the man-month fee to the extent allowed by the Court under the terms of any settlement accepted by the Court. In connection with these developments, the Company assessed if the related asset group was impaired as of September 30, 2014 and found that it was not impaired. The Company has reduced staffing by one person in consideration of the ruling and as such, anticipates revenue to be lower by $30,000 per month as it relates to VUI operations through mid to late 2015 when the retender decision is anticipated.

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

Corporate Segment

During the first quarter of 2013, the Company established Pernix RE, LLC, a limited liability company for the purpose of purchasing the land and building in which its corporate headquarters are maintained. The land and building were purchased for $1.1 million from Baron Real Estate Holdings (Baron), a related party. The Company paid cash of $550,000 and obtained seller financing from Baron for $550,000 with interest accruing at a rate of 4.0% per annum. In December, 2013, the note was fully repaid. The assets were recorded at the approximate carrying value utilized by Baron (a related party under common control as it is owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates).

Executive Summary

During the first nine months of 2014 and 2013, the Company generated revenues of $50.4 million and $56.3 million, respectively. Power generation revenue increased 16% while construction revenue decreased 13%. Notably, there were ten active construction contracts for in the first nine months of 2014 compared to five active construction contracts in the first nine months of 2013, reflecting the success of the Company’s efforts to diversify its customer base and build a domestic presence. New awards and related change orders with contract value in excess of $61.2 million were granted to the Company in of the first nine months of 2014.  Management anticipates that approximately $36.7 million of the $53.1 million of backlog as of September 30, 2014 will be recognized as revenue during the fourth quarter of 2014 and the remaining $16.4 million after 2014.

Gross profit for the first nine months of 2014 was $3.4 million (38%) higher than in the prior year period driven by higher construction margin, offset by a slightly lower power generation margin. The improvement in construction margin resulted largely from a significant reduction in warranty and project costs on two projects which are nearing completion or are substantially complete. These positive developments collectively increased pretax income attributable to Pernix Group, Inc. stockholders by $2.0 million during the first nine months of 2014.

Gross profit and pretax income from our Power Generation business was $0.2 million and $0.1 million, respectively, lower in the first nine months of 2014 compared to the prior year period. Although the revenue from our Power Generation segment generally represents less 10% of consolidated revenue, it accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 20 year concession deed with Fiji Electricity Authority (FEA) that expires in 2023 while the other (Vanuatu Utilities and Infrastructure (VUI)) is considered temporary until VUI completes its retendering process as previously discussed.

Management continues to keenly focus on bidding on, and winning, new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $71.2 million of net operating and capital loss carryforwards that we anticipate will substantially shield future earnings from U.S. federal and state tax payments. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues

Total revenues decreased $5.9 million to $50.4 million for the first nine months of 2014 compared to $56.3 million for the comparable prior year period. This decrease is comprised of a $6.6 million reduction in construction revenue that was partially offset by a $0.7 million increase in power generation and other revenue. The Construction revenue decrease was driven by the substantial completion of a large project in January 2014 which was largely offset by increased revenue from progress made on five new projects that were inactive in the first nine months of 2013.The power generation revenue increased approximately $0.7 million driven by higher than normal power demand during the first nine months of 2014, due to lower water levels in Fiji and that more than offset the impact of lower man hours incurred at VUI in the first nine months of 2014 compared to the prior year.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the first nine months of 2014 relate to ten construction contracts for six customers while construction revenue related to five contracts for two customers in the first nine months of 2013. The $6.6 million decrease in the first nine months of 2014 construction revenue is primarily attributable to a $31.4 million reduction reflecting the substantial completion of the Sather Containerized Housing Unit (CHU) in January 2014 and the Shield CHU project that was completed in 2013 as well as a lower level of activity related to the Niger Embassy rehabilitation project ($1.8 million reduction). These reductions were largely offset by $27.7 million of revenue increases associated with five new contracts awarded between mid-2013 and September 30, 2014. The scope of the current active projects involves upgrades or rehabilitations of three different U.S. Embassies, design and construction of a 36 MW expansion of a power generation facility, a nanotechnology laboratory and other classrooms in Texas, the close out of the Sather Containerized Housing Units (CHUs) and the design, procurement and the installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects is consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that two of the aforementioned projects that are active as of September 30, 2014 will be completed during 2014 and remaining projects will be completed in early to mid-2015.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $5.1 million for the first nine months of 2014, a 16%, or $0.7 million, increase over the prior year period, driven by higher than normal power demand due to lower water levels in Fiji that more than offset a $0.1 million reduction due to lower billable man hours at VUI in the first nine months of 2014 compared to the prior year period due to the recent tariff ruling that mandated the reduction.

Costs and Expenses

General Construction Costs. Total construction costs, including related party construction costs, decreased $10.3 million mirroring the aforementioned revenue activity changes coupled with a $7.3 million reduction in anticipated total costs on the Sather and Baku projects reflecting lower project and site management cost, lower insurance cost, lower procurement cost, lower engineering costs and lower travel and housing costs resulting from the efficient execution of the projects and earlier than anticipated substantial completion of the Baku project as well as updated estimates of Sather warranty costs.

Operations and Maintenance Costs — Power Generation Plant.

Operations and maintenance costs — power generation plant were $1.0 million higher at $2.7 million for the first nine months of 2014, primarily reflecting higher major planned maintenance at Kinoya versus the comparable prior year period when no major planned maintenance occurred.

Gross Profit

Gross profit increased $3.4 million or 38% to $12.6 million, for the first nine months ended September 30, 2014, from $9.2 million in the prior year period, due primarily to improved results through project cost savings in the construction segment and previously discussed. The increase in the construction segment gross profit reflects the substantial completion of the Sather and Baku projects which are 99% and 86% complete, coupled with higher margin projects that were awarded after the first nine months of 2013. Power segment margin was slightly lower reflecting higher planned maintenance expenses that more than offset higher power generation fees for the first nine months of 2014 compared to 2013.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $1.1 million or 35% for the first nine months ended September 30, 2014 compared to the prior year period reflecting the higher expenses associated with adding key construction and power business development and other positions during the last quarter of 2013 and the first nine months of 2014.

General and Administrative Expenses. General and administrative expenses increased $0.4 million in the first nine months of 2014 to approximately $2.7 million primarily due to higher power and construction business development consulting and travel expense coupled with an increase in professional fees associated with transition from our predecessor accounting firm, as well as investment banking and marketing fees associated with the Company’s efforts to expand the customer base and financing sources. Finally, higher costs of owning the corporate headquarter building for the first nine months in 2014 compared to six months during 2013 also contributed to the increase in general and administrative expenses.

Other Income (Expense)

Other expense was stable at less than $0.1 million for the first nine months of 2014 and 2013.

Pretax Income

Consolidated pretax income increased $1.9 million to $5.6 million from $3.7 million for the first nine months ended September 30, 2014 compared to the prior year period, due to higher margin from construction activities that more than offset slightly lower power generation margin and higher operating costs from both construction and corporate operations.

Consolidated Net Income (Loss)

Consolidated net income was $5.2 million and $(1.5) million for the first nine months ended September 30, 2014 and 2013, respectively, reflecting higher pretax income and a $4.7 million decrease in income tax expense.  The income tax expense of 2013 was a non-cash expense resulting from an increase in the Company’s valuation allowance against its deferred tax assets to a fully reserved position. This income tax expense decrease was partially offset by the tax impact of higher 2014 year to date consolidated US taxable income ($0.5 million higher in 2014); however, this is largely a non-cash expense as the company will utilize NOLs to offset liabilities.  The consolidated net income (loss) after non-controlling interest was $0.7 million and ($4.4) million for the nine month periods ended September 30, 2014 and 2013, respectively, reflecting higher income from PS JV, net of  higher income attributable to non-controlling interests in the first nine months of 2014 compared to the comparable prior year period.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Total revenues decreased $2.2 million or 10%, to $19.2 million for the third quarter of 2014 compared to the third quarter of 2013. This decrease is comprised of a $2.5 million reduction in construction revenue that was partially offset by a $0.3 million increase in power generation and other revenue. The Construction revenue decrease was driven by the substantial completion of a large project in January 2014 coupled with lower revenue on the Niger project which was largely offset by revenue from progress made on four new projects which commenced after September 30, 2013. The power generation revenue increased approximately $0.2 million driven by higher than normal third quarter of 2014 power demand due to lower water levels in Fiji and that more than offset the impact of lower man hours incurred at VUI in the third quarter of 2014 compared to the same period in the prior year.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the third quarter of 2014 relate to seven construction contracts for four customers while 2013 third quarter construction revenue related to four contracts for two customers. The $2.5 million decrease in 2014 third quarter construction revenue is primarily attributable to an $11.7 million reduction reflecting the substantial completion of the Sather Containerized Housing Unit (CHU) project in January 2014 as well as a lower level of activity related to the Niger Embassy rehabilitation project ($2.4 million reduction). These reductions were largely offset by $11.7 million of revenue increases associated with five new contracts awarded between mid-2013 through the first nine months of 2014. The scope of the current projects involves upgrades or rehabilitations of several U.S. Embassies, design and construction of a 36 MW expansion of a power generation facility, a nanotechnology laboratory and a greenhouse in Texas, the wind down of construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects are consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that two of the seven currently active projects will be completed during 2014 with the remaining projects driving toward completion by early to mid-2015.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $1.9 million for the third quarter of 2014, a 15% or $0.3 million increase over the prior year period, driven by higher than normal power demand due to lower water levels in Fiji that more than offset lower billable man hours at VUI in the third quarter of 2014 compared to the prior year period due to the recent tariff ruling that mandated the reduction.

Costs and Expenses

General Construction Costs. Total construction costs, including related party construction costs, decreased $4.1 million mirroring the aforementioned revenue activity changes coupled with a $2.6 million third quarter reduction in anticipated total costs on the Sather project which is 99% complete reflecting lower warranty costs estimates, including lower project management costs.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs were $0.4 million higher at $1.2 million for the third quarter of 2014, primarily reflecting higher major planned maintenance at Kinoya versus the prior year quarter.

Gross Profit

Gross profit increased $1.5 million or 44% to $4.8 million, for the three months ended September 30, 2014, from $3.3 million in the prior year quarter, due primarily to improved results in the construction segment. The construction segment results reflect the substantial completion of the Sather project for which there was a $2.6 million reduction in anticipated costs, coupled with the positive margin from projects that commenced after the third quarter of 2013, offset by a projected loss of $0.4 million related to the greenhouse project in Texas. Power segment margin was $0.2 million lower reflecting higher planned maintenance expenses that more than offset higher power generation fees for the three months ended September 30, 2014 compared to the prior year third quarter.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.6 million to $1.6 million for the three months ended September 30, 2014 compared to the prior year period reflecting the higher expenses associated with adding key construction support and construction and power business development positions in early to mid-2014 compared to 2013 coupled with other individually insignificant increases.

General and Administrative Expenses. General and administrative expenses were relatively stable at $0.8 million in the third quarter of 2014 and 2013 as  lower professional fees were offset by higher travel costs associated with a heavy bidding season in the third quarter of 2014.

Other Expense

Other expense was stable at less than $0.1 million for the third quarter of 2014 and 2013.

Pretax Income

Consolidated pretax income increased $0.9 million to $2.3 million for the three months ended September 30, 2014 compared to a pretax income of approximately $1.4 million for the prior year period, due to higher margin from a reduced level of construction activities that more than offset slightly lower power generation margin and higher operating costs from construction and power operations.

Consolidated Net Income (Loss)

Consolidated net income (loss) was $2.2 million and ($3.5) million for the three months ended September 30, 2014 and 2013, respectively, reflecting higher pretax income that was further enhanced by a $4.9 million decrease in income tax expense for the quarter.  The income tax expense of 2013 was a non-cash expense resulting from an increase in the Company’s valuation allowance against its deferred tax assets to a fully reserved position. The consolidated net income (loss) after non-controlling interest was $0.3 million and ($4.6) million for the three month periods ended September 30, 2014 and 2013, respectively, reflecting higher after tax income partially offset by the higher income attributable to non-controlling interests of PSJV in the third quarter of 2014 compared to the comparable prior year quarter.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$16,134,380	$19,497,840
Restricted Cash	$1,237,015	$458,919

	Quarter Ending September 30, 2014	Quarter Ending September 30, 2013
Cash provided by operating activities	$525,902	$4,075,407
Cash used in investing activities	(1,296,813)	(828,429)
Cash used in financing activities	(2,527,007)	(6,750,991)
Effect of exchange rates on cash	(65,542)	(57,765)
Decrease in cash and cash equivalents	$(3,363,460)	$(3,561,778)

Cash Requirements

We generate cash flow primarily from serving as the general contractor on construction projects for the U.S. and foreign governments and for domestic commercial customers, through the operation and maintenance of power generation plants, and from financing obtained from third party banks, affiliated parties and through sales of common and preferred stock. In addition, the Company filed a registration statement with the SEC that became effective May 12, 2014 and registered 5,000,000 shares of previously unissued stock at a primary fixed price of $6.05 per share and 6,236,185 shares on behalf of selling stockholders under a secondary offering. The Company anticipates that this primary fixed price offering will augment our current sources of capital. Beyond the cash expected to be generated by operations, from third party banks and issuance of any additional shares in connection with the registration statement, the Company may seek debt financing or equity based support from its principal stockholders, Ernil Continental and Halbarad Group Ltd., on an as-needed basis.

During the first nine months of 2014, the $3.4 million decrease in our cash position reflects a $0.5 million source of cash from operations and was largely attributable to significant collections from customers of amounts that were outstanding at December 31, 2013 coupled with the billings on new projects in the first nine months of 2014 that outpaced costs and estimated earnings. These increases were more than offset by the payment of subcontract invoices and expenses accrued as of December 31, 2013 to Serka, our PS JV partner as well as $2.2 million of distributions of PS JV earnings. In addition, during 2014 the Company reclassified $0.8 million of cash to restricted cash on our balance sheet related to the PFL credit facility agreement. Finally, the Company paid $0.4 million for the acquisition of a mobile concrete plant and paid $0.3 million of preferred stock dividends.

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

As of September 30, 2014, the Company’s total assets exceeded total liabilities by $14.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: November 14, 2014	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Patrick Gainer
Patrick J. Gainer
Chief Financial Officer