Form 10-K
period 2014-12-31
Pernix Group, Inc.
filed 2015-03-20
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $23,509,243.

Number of shares of the registrant’s common stock outstanding as of March 18, 2015: 9,403,697

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders held on December 1, 2014 are incorporated by reference into Part III.

Disclosure Regarding Forward-Looking Statements

You are cautioned that the Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “suggests”, “believes,” “plans,” “anticipates,” “will”, “will likely result,” “will continue,” “projects,” “expects,” “should”, “would”, “could”, “forecast”, and similar expressions are used in the Form 10-K, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those projected. Furthermore, the Company strategizes and objectively plans based upon certain current expectations and intentions which are subject to change at any time at the discretion of management and the Board of Directors (the “Board”). These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC).

The Company may, from time to time, post financial or other information on its Internet website, www.pernixgroup.com.  The internet address is for informational purposes only and is not intended for use as a hyperlink.  The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “Pernix,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. (formerly known as Telesource International, Inc.) and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the calendar year ended December 31, 2014 as “2014” and the calendar year ended December 31, 2013, as “2013.”

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2014, Pernix Group employs 148 people and is 96.6% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its fifteen subsidiaries. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments and manages the Corporate headquarters building operations.

Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, Africa, Azerbaijan, Kurdistan, United Arab Emirates and in the United States. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance (O&M) services.

The construction and power segments offer diversified general contracting, design/build and construction management services to public and private agencies. We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility O&M solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established internationally experienced, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations on the planet. We have over twenty years of experience providing the majority of our services in international locations. We believe that these attributes are the foundation of Pernix’s success.

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success.  The Company has transformed over the past several years noting the following achievements:

• Earned four consecutive years of pretax income from continuing operations before non-controlling interest allocations

• Significant reduction in leverage, being debt free as of December 31, 2014 and 2013

• Expansion of its customer base including our first domestic project awarded in early 2014

• The Company has reached an inflection point from which growth should be increasingly profitable

• Enhanced ability to form strategic relationships with vendors, subcontractors and project partners

• The Company has $70.4 million of net operating and capital loss carryforwards that may be used to offset future taxable earnings.

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company received in 2014 and 2013 totaling over $100 million.

Business Segments

General Construction Segment

Our general construction segment includes comprehensive pre-construction planning and construction management services. As a general contractor, we have responsibility from award through the successful completion of each project.

We have developed a global network of suppliers and subcontractors. Together with these strategic partners, we utilize niche capabilities and experience that address customer design, budget and schedule requirements. All of our construction management team members have worked on complex international projects. We have the expertise required to successfully conduct full-scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and geographically challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the contract, thereby exceeding our clients’ expectations at every opportunity. Pernix Group has the ability to self-perform multiple trades when doing so brings efficiencies and value to a project and our customers.

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

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction, which is evidenced by the stream of awarded contracts from OBO to Pernix and Pernix-Serka Joint Venture (PSJV).

Since 2011, OBO has awarded five projects to Pernix or PSJV, a highly effective venture with Serka Insaat ve Ticaret, A.S. (Serka) that is 52% owned by Pernix and 48% by Serka.  PSJV has an office in Vienna, Virginia, in close proximity to U.S. Government agencies in order to closely manage its customer relationships (including OBO) and to provide effective contract execution and oversight for its customers on its mission critical, fast-track work efforts in Iraq, Africa and elsewhere.

In 2014 and 2013, the OBO awarded two projects to PSJV totaling approximately $17.4 million in original contract value. The first award during the two year period was announced on May 30, 2013, when OBO awarded a $6.6 million sole source award to PSJV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). Throughout the Baku project change orders in the amount $1.7 million were received for various additional work to be performed. The Baku project began in mid-2013 and substantial completion was reached in September 2014. The second project award was announced on September 3, 2013, when PSJV was awarded a $10.8 million contract by the OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project). The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 18, 2013, the Company received the notice to proceed on the Freetown project.  As of December 2014 the project has incurred several time delays due to the outbreak of the Ebola virus.  Currently the Company is exploring all possible alternatives to complete the project.

Additionally, PSJV participates in a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The IDIQ provides PSJV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) and Modular Office Units to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PSJV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.0 billion over the life of the contract should all four option years be exercised. PSJV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded three contracts with revenue totaling over $230 million under this program since April 2011.

In addition, in November 2013, the OBO exercised Option Year 3 under our base CHU IDIQ contract extending the period within which additional Task Orders can be awarded to PSJV into January 2015.

In the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million embassy rehabilitation project in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces, bringing the total contract value for the Niger rehabilitation project including change orders to $24.5 million. Pernix established a limited liability company in Niger in connection with this contract. In July, 2012, Pernix Group, Inc. received the full Notice to Proceed (NTP). Construction activity on this project began during the third quarter of 2012 and is expected to continue into early 2015.

Our recent experiences with the OBO have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of our staff and our partners to the mutual benefit of all involved. In addition to PSJV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

We believe our experience and track record in Fiji and ongoing experience in Niger, Freetown and Baku demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects as the Department of State intends to build, rehab or upgrade more than 33 embassy and consulate facilities in the 2015 — 2018 timeframe.

Pernix LTC JV (PLTC) is a joint venture with LTC Corp (LTC) in which Pernix is the majority owner. PLTC was formed to pursue a project on the campus of Texas A&M University in early 2014. PLTC was awarded a project totaling $23.4 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014. The LTC bankruptcy filing has not negatively impacted Pernix, the venture or the project, which is approximately 78% complete with anticipated completion to be in early 2015.

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

Pernix Fiji Limited (PFL) was awarded a $1.6 million contract to design, procure and install underground cable in the Solomon Islands between Lungga Power Station and Ranadi Sub-station for the Solomon Islands Electricity Authority (SIEA) in late 2012. In early 2014, PFL was awarded a $30.1 million project to build a 36MW expansion to the Kinoya diesel plant in Fiji. The project scope includes expansion design, procurement and installation. PFL also received a FJD 8.4 million ($4.2 million) award in February 2015 for construction of the substation to support the newly expanded diesel power station previously awarded to PFL.

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

Construction Segment Outlook

According to Global Construction 2025, construction in 2013 was an $8.7 trillion market and by 2025, it is estimated construction economic output will have grown by 70% to $15 trillion. Globally, construction in 2025 is forecasted to rise to over 13.5% of world GDP, as growth in construction continues to rise more strongly than GDP.  Forecasts show the most dynamic growth for construction over the next decade is expected to come from emerging markets. Population growth will help drive this growth along with cyclical factors. Conversely, construction in most developed countries will be constrained by large public deficits, austerity programs, muted population growth and limited economic expansion.

Construction is expected to outpace world economic growth in the next decade as Asia and India markets continue to develop rapidly and the US / North America will experience the highest developed region growth by registering an upturn in residential and non-residential construction. Qatar is forecasted to have average double-digit growth of 10% per year through 2025. Qatar will benefit from the country’s hosting of the FIFA 2022 World Cup and continuing diversification within its economy. Growth in construction volumes in Qatar is set to slow significantly after 2020. Sub-Saharan Africa is also expected to be a high growth region for construction globally, driven by rising populations, rapid urbanization and much needed development of infrastructure.

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

Power Generation Segment

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels used to the plethora of regulations governing the development, construction and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations. Pernix focuses on engineering, procurement, and construction (EPC) and O&M for small to mid-size power plants and has the experience to engineer, build, operate, and maintain power plants as well as transmission and distribution grids and underground cable installation. We manage and operate many of the plants that we build. Due to our years of experience, we have developed strong relationships with engine and turbine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

Pernix focuses on operating efficiency and reliability while maintaining safety, security and environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities in which our operators work and live. Pernix Group power segment employees are not transient operators but ones who live and work in the community and depend upon the same power being provided to our customers.

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

Engineering, Procurement, and Construction (EPC)

Pernix Group relies on our construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive global power EPC solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

Operations and Maintenance (O&M)

Pernix Group’s Power O&M services provide an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant processes, performance, reliability and customer service. Our focus is on ensuring a safe and efficient working environment while reducing costs as circumstances allow.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation, as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment. In all cases, Pernix Group makes every effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work and serve.

Build, Own, Operate, Transfer (BOOT)

In addition to our EPC and O&M services, Pernix Group has the ability to implement projects via a BOOT model to help our customers finance and manage their current and potential infrastructure projects. Up-front costs are eliminated and the customer ultimately attains ownership of the final product. This is very similar in concept to a toll road. BOOT makes it easy for the customer to execute critically needed projects now despite budget constraints which would otherwise require deferring such projects well into the future.

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

Current Power Operations

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $6.6 million, or 7.7% of our 2014 revenue.  Although the revenue from our Power operations represents just 7.7% and 7.9% of consolidated revenue during 2014 and 2013, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations. In addition to the fees generated through power generation service the power segment sourced two construction projects in Fiji and the Solomon Islands that contributed $23.8 million of revenue in 2014.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL is a subsidiary of Pernix that conducts power generation activities in Fiji. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in May 2023 and include management of a total of 74.3 MW of diesel power generation installed capacity in Fiji. In November 2014, Fijian Holdings Limited (FHL), an unrelated third party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

The Company operates two power plants in Fiji.  The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.1 MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24.2 MW for a total combined installed capacity of 74.3 MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as Labor Industrial Act and Environmental Act, and complies with manufacturers guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations.

In early 2014, PFL was awarded a $30.1 million contract to design, supply, install and commission 36 MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro supply contract with Wartsila Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station.

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

Vanuatu Utilities and Infrastructure Limited (VUI)

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for the Luganville power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations.

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

The need for replacement power for retiring facilities and firming power to offset the growth in intermittent renewable facilities (wind and solar PV) creates significant EPC opportunities.  In the near term, new power generation required to fill these needs will likely be natural gas fired gas turbine or reciprocating engine technologies for several reasons.

New power generation in the near term will need to be flexible (ability to mobilize on demand) whether the purpose is to replace aging generation or for transmission system firming.  Although this can be accomplished with any non-intermittent power source (conventional steam, simple cycle, combined cycle, nuclear, geothermal, and hydro-electric) gas turbine and/or reciprocating engine technologies are likely to be the first choice due to their relatively low environmental impacts and high operational flexibility.  Owner/operators will gravitate toward projects that limit their exposure to environmental regulations with natural gas fired generation and avoiding new coal fired generation.

Gas turbine and reciprocating engine generation offers the low capital cost expenditure relative to other forms of firm generation (like nuclear), can ramp up to full load from a cold start relatively quickly when needed, and have relatively short development-to-operation cycle time frame (unlike hydro, nuclear, geothermal or coal fired generation). New supplies of natural gas from gas fracking are expected to keep gas prices low for the near and intermediate term.

This trend in the domestic U.S. power generation industry toward smaller, more flexible operating facilities fits perfectly with Pernix’s experience and capabilities.  With over 100 MW of reciprocating engine capacity installations and O&M contracts, Pernix is well positioned to respond to the industry’s current needs.

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

Capitalize on opportunities in challenging geographic locations

Pernix has built its reputation on completing difficult projects in the most remote areas of the globe. For example, the Company’s resume’ includes constructing a broadcasting station on the remote island of Tinian; managing the global logistics necessary to construct or modify the US Embassies in Suva, Fiji, Baku, Azerbaijan, Freetown, Sierra Leone and Niamey, Niger; managing logistics and construction of the containerized housing projects in Iraq, and finding and training a local workforce to bring electricity to regions in Vanuatu that had never had electric service before. Pernix possesses the ability to help our clients understand, define and complete extraordinary projects of varying scale. Pernix Group understands what is required to execute and complete the most challenging projects regardless of whether the challenge is geographical, political, mechanical, or any combination of` the above. While many of our competitors are not equipped nor experienced to manage technically challenging projects in remote geographic locations, Pernix Group specializes in and thrives on such challenges.

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

Strengthen and support human capital

Our customers benefit from the extensive experience of the Pernix team members; we have engineers at Pernix with project experience in multitude of different countries. The management team in the Finance and Administration areas has significant prior public accounting and Fortune 100 finance experience. During 2013, the Company significantly enhanced its business development and operations managers in the construction segment. A large percentage of our employees have technical and professional backgrounds, as well as undergraduate and advanced degrees.

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

The Company also invests in key leadership positions at the highest levels in the organization, including the Board of Directors.  This experience and leadership expertise ensures alignment of business strategy objectives and corporate governance within the organization. Specifically, effective December 31, 2013, Mr. Don J. Gunther assumed the role of Chairman of the Board. Mr. Gunther has served on the Company’s Board of Directors and on the Compensation Committee since December 2012 and brings a wealth of construction and energy knowledge to the Board. Mr. Gunther was President, Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated (1):

	Year End December 31,
	2014	2013
General Construction	$78,573,035	$67,776,314
Power Generation Services	6,583,394	5,810,652
Corporate	144,310	175,182
Total Revenue	$85,300,739	$73,762,148

(1)For additional financial information including net income by segment, see Note 18 in the notes to our consolidated financial statements.

Our Clients by Segment

In 2014 the general construction segment has three major customers, the U.S. Department of State, FEA, and ERB Partners. The loss of these customers would have a material adverse impact on the Company’s consolidated financial performance. These customers represent 88% of the consolidated total revenues of $85.3 million. The loss or reduction of business from these customers could materially and negatively impact the Company’s net income, cash flows and financial condition.

As of December 31, 2014, the power generation services segment has three primary customers: the FEA, the Government of Vanuatu and Solomon Islands Electric Authority (SIEA).  In 2014, none of these customers individually account for more than 10% of the consolidated total revenues. However, FEA and the Government of Vanuatu account for $1.6 million and $1.1 million of the Company’s 2014 pre-tax income, respectively.  The loss of either of these customers could materially and negatively impact the Company’s net income, cash flows and financial condition.

The Corporate revenue consists of rental income received from third parties for space leased in the corporate office headquarters in Lombard, Illinois. The Corporate segment does not have any major customers in 2014.

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

Competition

The professional, technical and management support services markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller, more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Pernix Group utilizes partnerships and other key strategic relationships to obtain an advantage with regard to niche specialization, to obtain flexibility with regard to scale and scope of projects it may be involved with, thereby enhancing the combined resumes of Pernix and its partners. Pernix Group will continue to focus on providing the “best in class” procurement and contract execution processes as well as world class customer service in an agile fashion.

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

Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2014, and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the fiscal year ended December 31, 2014:

Balance at December 31, 2013	$37,125,652
New construction contracts / amendments to contracts in 2014	62,949,355
Less: construction revenue earned as of December 31, 2014	(78,573,035)
Balance at December 31, 2014	$21,501,972

Management anticipates that the full backlog of $21.5 million as of December 31, 2014, will be recognized as revenue during 2015. The table above does not include new contract awards totaling $15.8 million with Pernix Kaseman JV (a newly formed Limited Liability Company in which the Company owns 51%) in January 2015 to construct a communication center special area on Camp Humphrey in South Korea and PFL for the construction of a 33MW substation related to the Kinoya Expansion project. Finally, the table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income. The stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in Lombard, Illinois. We leased the office space until March 4, 2013, when we purchased the office building in which our corporate offices are located. In order to support our relationship with the U.S. Department of State and OBO, as well as to facilitate contract execution that exceeds our customers’ expectations, PSJV has leased space in Vienna, Virginia. The lease term is for a period of 48 months beginning in January of 2012. In Fiji, our power generation subsidiary leased office space for a two year term that ended on June 30, 2014 and has continued on a month to month basis. In December 2013, we entered into a one year non-cancelable lease agreement effective beginning in February 2014 in Colorado to house a regional administrative office. During October 2014, we renewed a non-cancelable lease agreement effective on November 15, 2014 which includes a term of twelve months to house our United Arab Emirates regional office in Dubai. We believe our current properties are adequate for our business operations and are not currently underutilized. We may add additional facilities from time to time in the future as the need arises. In addition to corporate offices, we provide housing for several employees located in remote locations for construction and power facilities O&M work. These leases are not individually significant and are generally living expenses that are considered in the cost and pricing of the related contracts and in some cases are billed to the joint venture under which the related contract work is being performed.

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

During 2014 and 2013, no claims have been filed against the Company. The Company may from, time to time, be involved in legal proceedings arising in the ordinary course of business.  Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, except for the matter discussed below, in the opinion of our management, based upon current information and discussions with counsel, none of the investigations, claims and lawsuits in which we are involved is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows, or our ability to conduct business. From time to time, we establish reserves for litigation when we consider it probable that a loss will occur.

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. In 2011, UNELCO, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of December 31, 2014 there are no potential VUI losses that are probable and no accrual is deemed necessary.

In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with UNELCO that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a re-tender of the concession and required that any company who participates in the retender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. On October 16, 2014 the Court issued its decision in favor of UNELCO and the government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the Luganville plant under the same terms and conditions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded in the Over-the-Counter Quotation Board (OTCQB) under the symbol “PRXG.” As of December 31, 2014, there were approximately 197 shareholders of record in which four own over 96% of the outstanding shares. The following table sets forth the low and high closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCQB reporting system.

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2014:
First quarter	8.00	2.45
Second quarter	50.00	4.00
Third quarter	9.50	5.11
Fourth quarter	5.11	3.50

	High Sales Price ($)	Low Sales Price ($)
Fiscal 2013:
First quarter	2.75	2.75
Second quarter	5.00	2.49
Third quarter	2.50	2.50
Fourth quarter	2.69	2.50

We have not paid a cash dividend on common stock since our inception and we currently have no plans to pay cash dividends on common stock in the foreseeable future.

The Company implemented an incentive stock option plan for employees (ISOP) in December 2011, a long term incentive plan (LTIP) for non-employee directors and consultants in late 2012 and an equity incentive plan (EIP) for employees and directors in late 2013. As of December 31, 2014 and 2013, there were 283,500 and 379,000 option awards outstanding under the ISOP, respectively. There were 78,500 option awards outstanding as of December 31, 2014 and 2013 under the LTIP plan. There were 1,395,000 and zero option awards outstanding as of December 31, 2014 and 2013, respectively, under the EIP plan.

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, the Company entered into Preferred Stock Purchase Agreements (SPAs) with each of Ernil Continental S.A., BVI (“Ernil”) and Halbarad, Ltd., BVI (“Halbarad”).  Pursuant to the terms of the SPAs, Ernil and Halbarad made investments of $2,750,000 and $2,250,000, respectively, in the Company in the form of 550,000 shares and 450,000 shares, respectively, of Series A Cumulative Convertible Preferred Stock. The SPA transactions were closed on December 30, 2013 at which time the preferred stock certificates were issued and cash was received by the Company. No other unregistered securities have been issued since 2010. Previously issued unregistered securities were disclosed in prior periodic filings on Forms 10-Q and 10-K for those periods.

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

In this report, we use the terms “Pernix Group”, “Pernix”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years.

Executive Summary

The Executive Summary in this section is intended to highlight significant information and to provide context within which to consider the Company’s results of operations. During 2014 and 2013, the Company earned revenues of $85.3 million and $73.8 million, representing a revenue growth of 16%.  This growth reflects the commitment to win new projects and grow the overall business.

Total Consolidated Revenue by year for 2010 through 2014 (in millions):

2010	2011	2012	2013	2014
$26.2	$58.0	$120.0	$73.8	$85.3

Management believes the 2014 revenue increase is due to the overall growth of our construction business through new business additions.  During 2014 the Company had 10 ongoing construction projects as compared to 6 during 2013. In early 2015, the Company won contracts totaling over $15.8 million, resulting from the Company’s Pernix-Kaseman JV award in South Korea and PFL for the substation construction project.

The Company’s consolidated pretax (loss) income from operations attributable to Pernix shareholders was $(1.4) million and $0.4 million during 2014 and 2013, respectively. The decrease in pretax income attributable to Pernix shareholders in 2014 from 2013 was most significantly caused by the increase in non-controlling interest share of project operations.  Through the Company’s various joint ventures the Company has successfully created new opportunities and allowed the Company to carry out its construction projects in a timely and efficient manner.

Net (loss) attributable to Pernix common shareholders was ($1.8) million and ($4.7) million in 2014 and 2013, respectively. This decrease in net losses for the year were driven by the increased margin on its construction project activities for the year as well as decreased income tax expense which were offset partially by increased earnings attributable to non-controlling interests.  Included in the 2013 net loss results is a $4.9 million deferred income tax expense related to an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company’s liquidity, cash flows, or on its ability to execute projects or conduct ongoing operations.

We use pretax income from continuing operations attributable to Pernix Group, Inc. to evaluate our performance, both internally and as compared with our peers, because this measure excludes certain income tax items (primarily pertaining to changes in the valuation allowance) and discontinued operations that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Additionally, these measures provide a baseline for analyzing trends in our underlying business. We believe this non-U.S. GAAP financial measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-U.S. GAAP financial measures having the same or similar names. This financial measure should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income from continuing operations, diluted earnings per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed with our U.S. GAAP results and the related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of net income attributable to Common Stockholders of Pernix Group, Inc. to non-GAAP pretax income from continuing operations and non-GAAP basic earnings per share from continuing operations attributable to Common Stockholders of Pernix Group, Inc.:

Non-GAAP net income (loss) and basic earnings per share attributable to Pernix Group, Inc. Common Stockholders reconciliation:

(in thousands, except per share data)	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Net loss attributable to Common Stockholders of Pernix Group, Inc.	$(1,840)	$(4,680)
Less:
Net impact of income tax expense (benefit)	482	5,042
Non-GAAP Pretax Income (Loss) from continuing operations attributable to Common Stockholders of Pernix Group, Inc.	$(1,358)	$362

Non-GAAP Basic and Diluted earnings (loss) per share attributable to Pernix Group, Inc.	$(0.14)	$0.04
Basic and diluted weighted shares outstanding	9,403,697	9,403,697

Management is keenly focused on bidding on and winning new contracts on a stand-alone basis as well as with our strategic partners. In early 2015, the Company has entered into new contract awards totaling over $15.8 million thereby restoring the backlog that existed as of December 31, 2013. Pernix will also continue to explore acquisition and co-investment opportunities in both business segments to obtain additional backlog, expand our customer base and optimize the use of our tax loss carryforwards.

Although the revenue from our Power generation segment represents just 7.7% and 7.9% of consolidated revenue, in 2014 and 2013, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations.

There are three significant recent developments in the power segment that significantly impact its future performance. First, as noted above, the partial sale of a 25% interest in PFL to FHL. Second, PFL received a FJD 8.3 million ($4.2 million) award in December 2014 for construction of the substation to support the expanded diesel power station currently in execution. PFL has accounted for $1.1 million and $0.8 million of Pernix consolidated pretax income during 2014 and 2013, respectively.

Lastly, VUI has received a decision by the Vanuatu judiciary regarding a retender of the long term concession deed to operate and maintain the diesel and hydro power operations in Vanuatu. The government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the system. Once a retender is completed and if VUI is not awarded the concession deed or if the VUI is unable to sufficiently reduce operating costs under the new tariff ruling, it could have a material and negative impact on the Company’s income, cash flows and financial condition.

VUI accounted for $1.0 million of Pernix consolidated pretax income in 2014 and 2013. VUI has received high ratings from the Utilities Regulatory Authority of Vanuatu for work performed under the MOU to date but the Company does not know the likelihood of a successful retender bid by VUI or the financial impact of the new tariff ruling.

Industry experts predict that construction in emerging markets will make up more than half of the global construction market by the end of this decade. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments. The combination of growing demand to supplement or replace aging power generation equipment, growing demand for power in non-OECD countries and demand to improve power efficiency through the use of new power technologies presenting a wealth of opportunities for construction and distribution of power. Pernix Group’s power segment is well positioned to pursue these opportunities which are expected to be smaller in size and fit well with our agile organizational structure.

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

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which control does not rest with other entities, as well as joint ventures which are determined to be variable interest entities and in which the Company is the primary beneficiary. During 2014 and 2013, the variable interest entities and related financial results are not material. All inter-company accounts have been eliminated in consolidation. The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income (loss) against additional paid-in-capital. The consolidated financial statements as of December 31, 2014 and 2013 reflect the adjustments to fair value of assets and liabilities that were recorded in connection with the implementation of the quasi-reorganization and subsequent amortization thereof. See Note 2 in our notes to our consolidated financial statements.

Revenue Recognition

We offer our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue recognition for each of the non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the United States Government are design/build and design/bid/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.  Contracts on our domestic projects can vary depending on the customer’s need. Currently on our domestic work we have active contracts on the lump sum and the cost plus fee basis.

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

Costs in excess of billings are assets that represent the contract revenue recognized to date using the percentage-of-completion accounting method but not yet invoiced to the client due to contract terms or the timing of the accounting invoicing cycle. Billings in excess of costs on uncompleted contracts represent the billings to date, as allowed under the terms of a contract, but not yet recognized as contract revenue using the percentage-of-completion accounting method.

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

See Note 15 in the notes to our consolidated financial statements for additional information pertaining to the stock based compensation plans.

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

Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Whether a deferred tax asset may be realized requires considerable judgment. In considering the need for a valuation allowance, we consider a number of factors including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would normally be taken by management, in the absence of the desire to realize the deferred tax asset. Whether a deferred tax asset will ultimately be realized is also dependent on varying factors, including, but not limited to, changes in tax laws and audits by tax jurisdictions in which we operate.

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

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $3.6 million and $3.2 million for the period January 1, 2014 through September 30, 2014 and for the year ended December 31, 2013, respectively because we made the election to permanently reinvest these earnings overseas to fund growth and operations. The Company determined that we will no longer permanently reinvest its PFL earnings overseas effective October 1, 2014 in conjunction with its partial sale of PFL to Fijian Holdings Limited (FHL) for a 25% interest. Upon repatriation of these earnings, those earnings would be included in taxable income at that time. However, these additional U.S. income taxes may be offset in part by the use of foreign tax credits. U.S. income tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu and Pernix Group repatriates these earnings on a monthly basis.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet asset and liability accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are reflected as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). The assets and liabilities of the entity that are denominated in currencies other than the Company’s functional currency, are re-measured into the Company’s functional currency using end of period or historical exchange rates.  Gains and (losses) associated to these re-measurements are included in other income (expense), net in the consolidated statement of operations.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2014 and 2013, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Results of Operations

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

Total revenues increased $11.5 million or 16% to $85.3 million in 2014 compared to $73.8 million for 2013. This increase is comprised of a $10.8 million increase in construction revenue and a $0.7 million increase in power generation and other revenue. The construction revenue increase was driven by the timing of new projects, including projects that significantly ramped up in 2014 and the substantial completion of a large project in January 2014. The power generation revenue increase was driven by higher than normal power demand due to lower water levels in Fiji resulting in reduced hydro generation power.

General Construction - Construction revenues are recorded using the percentage of completion method and in 2014 relate to ten construction contracts for six customers while construction revenue related to six contracts for two customers in 2013. Construction revenue increased $10.8 million or 15.9% to $78.6 million in 2014, from $67.8 million in 2013. The increase was primarily attributable to $46.1 million of revenue increases associated with three new contracts awarded in 2014. The scope of these projects involves design and construction of a 36 MW expansion of the Kinoya power generation facility, a nanotechnology laboratory and other classrooms at Texas A&M University.  The 2014 revenue generated from these projects was $23.5 million, $19.7 million, and $2.9 million, respectively.  The increase in revenue related to these projects was partially offset primarily by a $39.4 million reduction in revenue reflecting the substantial completion of the Sather CHU in January 2014.

Service fees— Total Power Generation revenue increased $0.8 million, or 13.3% to $6.6 million in 2014 compared to $5.8 million in the prior year. The increase primarily reflects the higher use of PFL Kinoya plant generated diesel power in Fiji due to lower water power, which is an alternate power source in Fiji. VUI revenue also decreased $0.1 million from $1.5 million in 2013 to $1.4 million in 2014.

Costs and Expenses

General Construction Costs — including Construction Costs — Related Party. Total construction costs increased $4.1 million from 2013 to $68.0 million for 2014, primarily reflecting the additional costs associated with three additional projects.  These additional costs of approximately $46.0 million were offset by the $44.0 million decrease in costs associated with the substantial completion of the CHU project in 2013.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant increased $0.7 million (27.1%) to $3.4 million in 2014 from $2.7 million in 2013, primarily reflecting higher major planned maintenance at Kinoya versus the comparable prior year period when no major planned maintenance occurred.

Gross Profit

Gross profit increased by $6.7 million (93.3%) to $13.9 million for 2014 as compared to $7.2 million for the prior year, due primarily to improved results through project cost savings in the construction segment. The increase in the construction segment gross profit reflects the substantial completion of the Sather and Baku projects which are 99% and 89.5% complete, coupled with higher margin projects that were awarded at the end of 2013. Power segment margin was slightly lower reflecting higher planned maintenance expenses that more than offset higher power generation fees for 2014 compared to 2013.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $3.0 million (107%) to $5.9 million for 2014 from $2.9 million for 2013. The increase was partially due to salaries and benefits for key hires into new positions including the construction business development and estimating, power business development, procurement and accounting personnel necessary to continue growing our power and construction businesses. Additionally, there were no indirect project management office (PMO) and Lombard office project support cost allocation to projects in 2014 as compared to $1.6 million allocated to projects in 2013.

General and Administrative and Other Operating Expenses. General and administrative expenses totaled $1.9 million and were $0.7 million higher in 2014 compared to 2013, primarily due to higher power and construction business development consulting and travel expense coupled with an increase in professional fees associated with transition from our predecessor accounting firm, as well as investment banking and marketing fees associated with the Company’s efforts to expand the customer base and financing sources. Finally, higher costs of owning the corporate headquarters building for the full twelve months in 2014 compared to six months during 2013 also contributed to the increase in general and administrative expenses.

Total Other Income (Expense)

Total other expense, net was stable at less than $0.1 million for the years ended December 31, 2014 and 2013.

Income Tax Benefit (Expense)

The income tax expense decreased by $4.5 million during 2014 to $0.5 million, from a 2013 income tax expense of $5.0 million.  The decrease primarily reflects the deferred income tax expense of $4.9 million for 2013, which consists of $4.1 million of federal deferred expense and $0.8 million of deferred state expense resulting from an increase in the valuation allowance on deferred tax assets. This expense was a non-cash expense and had no impact on the Company's liquidity, cash flows, or its ability to execute projects or conduct ongoing operations. As a result of the increase in the valuation allowance, the deferred tax assets were fully reserved as of December 31, 2013, and remain fully reserved at December 31, 2014. U.S. net operating and capital loss carryforwards totaling approximately $70.4 million are available to Pernix Group, Inc. as of December 31, 2014.

Consolidated Net Loss Attributable to Common Shareholders

Net loss attributable to Pernix common shareholders was ($1.8) million and ($4.7) million in 2014 and 2013, respectively. The decrease in net loss most significantly relates to the $4.9 million deferred income tax expense related to management’s third quarter 2013 decision to record an increase in the valuation allowance on deferred tax assets. In 2014 the increase in gross profit as discussed above was offset by the increase in operating expenses due to the Company trying to grow and expand its business operations through new contract awards and potential acquisitions.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$11,169,169	$19,497,840

	December 31, 2014	December 31, 2013
Cash (used in) provided by operating activities	$(4,650,272)	$3,996,884
Cash used in investing activities	(1,271,553)	(1,487,604)
Cash used in financing activities	(2,232,481)	(4,242,754)
Effect of exchange rates on cash	(174,365)	(175,584)
Decrease in cash and cash equivalents	$(8,328,671)	$(1,909,058)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for the U.S. Government and various domestic customers, through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. In November 2014, PGI and Pernix RE, LLC entered into a loan and security agreement with Barrington Bank & Trust Company to establish a revolving line of credit facility and a letter of credit facility.  The revolving credit facility provides a borrowing capacity of $5 million and the letter of credit facility provides up to $10 million in aggregate standby or trade letters of credit.  The facilities require the Company to comply with various covenants including, among others, to maintain minimum liquidity of up to the amount outstanding on the borrowing capacity.  The Company’s primary uses of the revolving credit facility are to fund potential working capital needs.

In December 2013, the Company repaid the remaining $2.3 million of debt to a related party resulting in a debt free balance sheet as of December 31, 2013. The Company also sold Series A Preferred Stock to its majority shareholders in late December 2013, resulting in an inflow of $5.0 million of proceeds available to the Company for future acquisitions and operations as needed.  On May 12, 2014, the Company’s current Registration Statement became effective with the SEC thereby registering 5,000,000 shares of previously unissued stock in a primary fixed price offering and 6,236,185 shares on behalf of selling stockholders under a secondary offering. The Company anticipates this registration will augment our current sources of capital. Beyond the cash expected to be generated by operations, from third party banks and the issuance of additional shares, the Company may seek debt financing or equity based support from its principal stockholders, Ernil and Halbarad, on an as-needed basis only.

We also believe that collections on the outstanding receivables which are primarily U.S. Government or a major public university based receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors. Distribution of the PSJV accumulated earnings are made on a quarterly basis and all such distributions have been made to Serka as of December 31, 2014. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capacity, will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions.

The Company has significant operating loss carryforwards that it may utilize in the future that could be used to offset future taxable income.

As of December 31, 2014, the Company’s total assets exceeded total liabilities by $12.0 million. This remained fairly consistent between 2014 and 2013.  The biggest driver of the excess in 2014 was the cost in excess of project billings incurred on the Niger and Kinoya Expansion projects.  These costs will be recaptured in 2015 which will also increase the cash and cash equivalents balance.

The $8.3 million decrease in cash during 2014 includes cash used in operating activities of $4.7 million which is a result of costs in excess of billings of $7.7 million as of December 31, 2014. Management believes these negative cash flows will be short term as the costs incurred on projects will be recaptured in the short term once billings to customers are made.  Additionally, the decrease in total cash was a result of cash used in financing activities of $2.2 million which was primarily a result of non-controlling interest payments to JV partners of $4.1 million.  These payments were partially offset by $2.3 million of cash proceeds received on the sale of a partial interest in PFL.

The Company does not currently have material commitments for capital expenditures as of December 31, 2014.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-05, ‘‘Service Concession Arrangements.’’ This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. For the year ended December 31, 2014, Management has elected to early adopt the standard making it effect for the full year 2014. The Company has completed its evaluation of this pronouncement and has determined that the Company’s current accounting method for its concession agreements is proper and should not account for them as leases.

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

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management does not expect the adoption of ASU 2015-01 to have a material impact on the company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not expect the adoption of ASU 2015-02 to have a material impact on the company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Regulation S-K 303. However, we enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2014 the Company had a FJD 4.0 million ($2.0 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are drawn under the

ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of December 31, 2014.  No such guarantees were outstanding as of December 31, 2013.  In December 2012, the Company was awarded a $1.6 million project to install 33MW cable in the Solomon Islands and began the execution of this project in 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is substantially complete as the 33MW cable has been installed but not yet commissioned as of December 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’

Pernix Group, Inc.

Lombard, Illinois

We have audited the accompanying consolidated balance sheets of Pernix Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 20, 2015

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$11,169,169	$19,497,840
Restricted cash	1,181,735	458,919
Accounts receivable, net	7,014,352	9,223,230
Inventories	1,592,430	1,626,003
Cost and estimated earnings in excess billings	7,539,080	56,679
Prepaid expenses and other current assets	1,718,569	1,066,747
Total current assets	30,215,335	31,929,418
Property and equipment, net	1,678,438	1,282,899
Other assets	57,741	260,712
Intangible assets, net	81,651	157,934
Total assets	$32,033,165	$33,630,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,890,164	$7,143,870
Accrued employee compensation and benefits	958,596	1,453,967
Accrued unbilled job costs	685,196	4,183,244
Accrued expenses - related party	612,569	529,466
Billings in excess of costs and estimated earnings	3,787,661	8,407,187
Dividend payable	241,387	186,137
Other current liabilities	666,977	475,159
Total current liabilities	19,842,550	22,379,030

Commitments and contingencies
Stockholders' Equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at December 31, 2014 and 2013	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 Shares, $850,000 involuntary liquidation preference, 170,000 shares issued and outstanding at December 31, 2014 and 2013	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding	94,037	94,037
Additional paid-in capital	16,137,313	14,324,683
Retained deficit - since September 30, 2012	(5,581,731)	(3,741,433)
Accumulated comprehensive income (loss) - since September 30, 2012	(455,624)	(222,469)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	10,205,695	10,466,518
Non-controlling interest	1,984,920	785,415
Total Stockholders' equity	12,190,615	11,251,933
Total liabilities and Stockholders' equity	$32,033,165	$33,630,963

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenues:
Construction revenue	$78,573,035	$67,776,314
Service fees – power generation plant	6,583,394	5,810,652
Other income – related party	4,860	33,344
Other revenue	139,450	141,838
Gross revenues	85,300,739	73,762,148
Costs and expenses:
Construction costs	68,010,862	63,904,627
Operation and maintenance costs - power generation plant	3,389,160	2,665,869
Cost of revenues	71,400,022	66,570,496
Gross profit	13,900,717	7,191,652
Operating expenses:
Salaries and employee benefits	5,904,756	2,854,889
Professional fees	1,377,296	598,545
Travel and entertainment	833,748	526,365
General and administrative	1,882,986	1,203,090
Total operating expenses	9,998,786	5,182,889
Operating income	3,901,931	2,008,763

Other income (expense):
Interest income (expense), net	3,243	(69)
Other expense - related party	(83,103)	(136,589)
Foreign currency exchange loss	(128,039)	(16,639)
Other income, net	117,254	70,239
Total other income (expense)	(90,645)	(83,058)

Consolidated income before income taxes	3,811,286	1,925,705

Income tax expense	(481,638)	(5,041,514)

Consolidated net income (loss)	3,329,648	(3,115,809)

Less: Net income attributable to non-controlling interest	4,712,504	1,509,184

Consolidated net loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(1,382,856)	(4,624,993)

Less: Preferred stock dividends	457,442	55,250

Consolidated net loss attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(1,840,298)	$(4,680,243)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net loss per share	$(0.20)	$(0.50)
Weighted average shares outstanding – basic and diluted	9,403,697	9,403,697

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013

Consolidated net income (loss)	$3,329,648	$(3,115,809)
Other comprehensive income (loss):
Foreign currency translation adjustment	(199,946)	(262,806)

Total comprehensive income (loss)	$3,129,702	$(3,378,615)
Net income attributable to non-controlling interests	$4,712,504	$1,509,184
Foreign currency translation attributable to non-controlling interests	33,209	(28,154)
Total comprehensive income attributable to non-controlling interest	$4,745,713	$1,481,030
Total comprehensive loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(1,616,011)	$(4,859,645)

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Total	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2012	$16,038,414	$938,810	$12,183	$94,037	$1,700	$9,148,757	$5,842,927

Net income (loss)	(3,115,809)	(4,624,993)	—	—	—	—	1,509,184
Foreign currency translation adjustment	(262,806)	—	(234,652)	—	—	—	(28,154)
Preferred stock dividends	(55,250)	(55,250)	—	—	—	—	—
Preferred stock sale	5,000,000	—	—	—	10,000	4,990,000	—
Additional paid in capital from:
Stock compensation expense	185,926	—	—	—	—	185,926	—
Distribution to non-controlling interest holders	(6,538,542)	—	—	—	—	—	(6,538,542)
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415

Net income (loss)	3,329,648	(1,382,856)	—	—	—	—	4,712,504
Foreign currency translation adjustment	(199,946)	—	(233,155)	—	—	—	33,209
Preferred stock dividends	(457,442)	(457,442)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	216,630	—	—	—	—	216,630	—
Partial sale of non-controlling interest in subsidiary	2,254,605	—	—	—	—	1,596,000	658,605
Distribution to non-controlling interest holders	(4,204,813)	—	—	—	—	—	(4,204,813)
Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$3,329,648	$(3,115,809)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	191,606	241,874
Quasi-Reorganization adjustments	150,738	(194,579)
Stock compensation expense	216,630	185,926
Deferred income tax assets and liabilities, net of valuation allowance	—	4,883,935
Changes in assets and liabilities:
Accounts receivable	2,171,527	(827,575)
Inventories	(83,981)	82,063
Cost in excess of billings	(7,650,057)	(56,679)
Prepaid and other current assets	(503,794)	(299,876)
Accounts payable and accrued expenses	2,146,927	3,607,800
Billings in excess of cost and estimated earnings	(4,619,516)	(510,196)
Net cash (used in) provided by operating activities	(4,650,272)	3,996,884
Cash flows used in investing activities:
Capital expenditures	(548,737)	(1,028,685)
Restricted cash	(722,816)	(458,919)
Net cash used in investing activities	(1,271,553)	(1,487,604)
Cash flows used in financing activities:
Payments on borrowings - related party	—	(2,664,552)
Proceeds from preferred stock sale	—	5,000,000
Proceeds from partial sale of subsidiary	2,254,605	—
Repayment of borrowings - bank vehicle loan	—	(39,660)
Dividends paid	(402,192)	—
Distribution to non-controlling interest holders	(4,084,894)	(6,538,542)
Net cash used in financing activities	(2,232,481)	(4,242,754)

Effect of exchange rate changes on cash and cash equivalents	(174,365)	(175,584)
Net decrease in cash and cash equivalents	(8,328,671)	(1,909,058)
Cash and cash equivalents at beginning of year	19,497,840	21,406,898
Cash and cash equivalents at end of year	$11,169,169	$19,497,840
Cash paid during the period for interest	$—	$196,437
Cash paid during the period for interest - related party	$—	$192,946
Cash paid during the period for income taxes	$514,149	$102,144
Supplemental disclosure of non-cash investing and financing transactions:
Preferred stock dividends	$55,250	$55,250
Unpaid equity distributions	$119,918	$—

See accompanying notes to consolidated financial statements.

Pernix Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group, Inc. (the “Company”, “Pernix Group” or “Pernix”) is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2014 and 2013, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI. (Ernil), Halbarad Group, Ltd., BVI, (Halbarad) and Affiliates. The Company conducts its operations through the parent and its fifteen subsidiaries.

Pernix is a diversified contractor that is engaged in two primary operating business segments: Construction Services as a design-build general contractor in the public and private markets and Power Generation Services as a builder, manager and investor in power projects as an independent power producer and as a general contractor. Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, in Niger, in United Arab Emirates, in Azerbaijan, in Sierra Leone and in the U.S. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the Corporate operations are a separately reported segment.

The Company’s subsidiaries and consolidated joint ventures, which include Pernix-Serka Joint Venture (PSJV), Pernix/SHBC Joint Venture (SHBC), Pernix Niger LLC (Niger), Pernix Kurdistan, LLC, Pernix –Serka Azerbaijan, LLC, Pernix-Serka LLC, Sierra Leone, Pernix LTC JV (PLTC), Pernix Fiji, Ltd. (PFL), Vanuatu Utilities and Infrastructure (VUI), Pernix Guam LLC, Pernix Real Estate, LLC, Pernix DCK, LLC (inactive), Pernix Solomon Island Limited, Pernix Tishman LLC, (inactive) and Pernix Technical Works Co., LLC (PTW) located in Dubai, also bid on and /or execute construction projects with support from the Pernix corporate office. PTW is a variable interest entity for which the Company is the primary beneficiary.  The related financial results of PTW are not material.

PSJV has been awarded four significant projects from its primary customer and has funded its operations since its inception. Cash of PSJV is not available for other purposes unless distributions are made to the partners. As of December 31, 2014 and 2013, PSJV has $4.0 million and $10.1 million in cash, $0.6 million and $6.5 million in other assets, $3.1 million and $8.3 million billings in excess of cost and $0.7 million and $8.8 million of other liabilities, respectively.

Pernix has two power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji and Vanuatu, respectively. VUI is wholly-owned and PFL is majority-owned since November 25, 2014, when PFL sold 249,999 of its common shares to Fijian Holdings Limited (Fijian Holdings a.k.a. FHL) for a 25% non-controlling interest for FJD 4.35 million ($2.3 million USD). The transaction resulted in approximately $0.1 million and $1.6 million recorded in non-controlling interest and additional paid-in capital as of December 31, 2014. Prior to November 25, 2014, PFL was wholly-owned.

The Company generates cash flows primarily from serving as the general contractor on construction projects for the United States of America (U.S.) Government and various domestic customers, through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. The Company anticipates its open registration statements, as it relates to primary fixed price offerings, will augment our current sources of capital. Beyond the cash expected to be generated by operations, from third party banks, and the issuance of additional shares, the Company may seek debt financing or equity based support from its principal stockholders, Ernil and Halbarad, on an as-needed basis only.

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

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805, Business Combinations, to restate assets and liabilities at fair value. The Company with the assistance of a third-party valuation firm performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its shareholders and its Board of Directors to implement a quasi-reorganization.

The impact on earnings, accumulated deficit and accumulated other comprehensive income (loss) was as follows:

•The Company’s accumulated deficit and accumulated other comprehensive income (loss) accounts of $68.6 million and ($0.1) million, respectively, as of September 30, 2012 were eliminated, with a commensurate reduction in additional paid-in capital.

•The Company’s earnings and accumulated other comprehensive income (loss) subsequent to September 30, 2012 are separately presented as “Retained (Deficit) - since September 30, 2012” on the face of the consolidated balance sheets and this presentation will be carried forward for ten years until 2022.

3. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries over which the Company exercises control and joint ventures when determined to be variable interest entities in which the Company is the primary beneficiary. During 2014 and 2013, the variable interest entities and related financial results are not material. All inter-company accounts have been eliminated in consolidation. The 2014 and 2013 consolidated financial statements of the Company reflect the impact of quasi-reorganization accounting. See Notes 1 and 2 in the notes to our consolidated financial statements for more information regarding joint ventures and the quasi-reorganization.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, valuation of options in connection with various share-based compensation plans, insurance accruals, and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2014 presentation.

Revenue Recognition— Pernix offers our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue recognition for each of the non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the U.S. Government are design/build and design/bid/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity expansion project for Fiji Electricity Authority (FEA) and our greenhouse project at the Texas A&M University are also fixed price contracts while our design / build contract pertaining to the nanotechnology lab at Texas A&M University is a cost plus fee contract.

The Company only uses approved contract changes in its revenue recognition calculation. This method of revenue recognition requires that the Company estimate future costs to complete a project based upon the knowledge and experience of the Company’s engineers, project managers and finance professionals. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of revenue and in revenue to the extent the contract is complete.

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

Cost of Construction Revenue. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation and indirect overhead in cost of construction revenue dependent on the nature of charges and the related project agreements. If not chargeable to individual projects, overhead costs are expensed in the period incurred. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion.

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of December 31, 2014 and 2013, the Company had no significant receivables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.  See Note 12 to the consolidated financial statements.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing constructions projects.

Inventory — The inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of December 31, 2014 and 2013, the inventories consists of spare parts used for the diesel power generators of $1.5 million and $1.6 million, respectively

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the years ended December 31, 2014 and 2013.

Construction and power contract intangibles – In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As of December 31, 2014 the remaining weighted average life on contract intangible assets is 9 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the years ended December 31, 2014 and 2013 and the remaining balance as of December 31, 2014 was $0.1 million.  In response to the retendering of the operation and maintenance of the Vanuatu power operations the Company has accelerated the amortization period of the related power contract.

Income Taxes—Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return, which includes its respective share of earnings from its U.S. subsidiaries. PFL is a Fijian corporation and files a Fijian corporate tax return.

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

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors considered by the Company in its contract evaluations include, but are not limited to; client type—domestic and foreign federal, state and local government or commercial client, historical contract performance, historical collection and delinquency trends, client credit worthiness and general economic conditions.

During 2014 and 2013, there were no bad debt write-offs of accounts receivable. As of December, 31, 2014 and 2013, there was no allowance for doubtful accounts deemed necessary.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the debt agreements approximate fair value because of the short maturities of these instruments.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type leases, and foreign currency contracts. As of December 31, 2014 and 2013, the Company did not hold any such financial instruments.

Foreign Currency Translation—The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet asset and liability accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are reflected as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). The assets and liabilities of the entity are denominated in currencies other than the Company’s functional currency, are re-measured into the Company’s functional currency using end of period or historical exchange rates.  Gains and (losses) associated to these re-measurements are included in other income (expense), net in the consolidated statement of operations.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2014 and 2013, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Stock-Based Compensation—Principle awards issued under the Company’s stock-based compensation plans include qualified stock options to employees, non-qualified stock options and awards, restricted stock units and other types of awards.

The Company recognizes the expense associated with stock option awards over the period during which an employee, director or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Stock option awards for employees and directors are classified as equity instruments and are valued at the grant date and are not subject to remeasurement. The option valuation is performed using a fair value Black Scholes model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During 2014 and 2013 the compensation expense related to the stock options was approximately $0.2 million each year.

4. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-05, ‘‘Service Concession Arrangements.’’ This ASU clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. For the year ended December 31, 2014, Management has elected to early adopt the standard making it effect for the full year 2014. The Company has completed its evaluation of this pronouncement and has determined that the Company’s current accounting method for its concession agreements is proper and should not account for them as leases.

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

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management does not expect the adoption of ASU 2015-01 to have a material impact on the company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management does not expect the adoption of ASU 2015-02 to have a material impact on the company's financial position, results of operations or cash flows.

Other pronouncements issued recently are not expected to have a material impact on the company’s financial position, results of operations or cash flows.

5. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2014 and 2013 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during the years ended December 31, 2014 and 2013:

Contract Backlog Schedule

Balance at December 31, 2012	$67,901,575
New Construction Contracts / Amendments to contracts in 2013	37,000,391
Less: Construction contract revenue earned as of December 31, 2013	(67,776,314)
Balance at December 31, 2013	$37,125,652

Balance at December 31, 2013	$37,125,652
New Construction Contracts / Amendments to contracts in 2014	62,949,355
Less: Construction contract revenue earned as of December 31, 2014	(78,573,035)
Balance at December 31, 2014	$21,501,972

Management anticipates that the full backlog of $21.5 million as of December 31, 2014 will be recognized as revenue during 2015. The table does not include $15.8 million of new awards and modifications received in early 2015. The new awards include the $11.6 million contract awarded to Pernix Kaseman JV in January 2015 to construct a communication center special area on Camp Humphrey in South Korea and a $4.2 million contract for the construction of a 33 MW substation related to the Kinoya Expansion project. The table also does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The table includes the fees associated with contracts under the cost plus fee contractual arrangement.

In February 2014, a “Certificate of Substantial Completion” effective January 14, 2014 was received related to the Sather project and approximately $1.5 million remains in the backlog as of December 31, 2014 and is related to estimated close out and project management work through January 2015 when the warranty period expires.  Additionally, a “Certificate of Substantial Completion” was received in September 2014 related to the Baku project and approximately $0.9 million remains in the backlog as of December 31, 2014 related to the estimated close out costs on the project. The Company has recorded a provision for losses of approximately $1.0 million on one of its projects as of December 31, 2014 based on estimated costs in excess of contract revenue.  The project is expected to be completed by April 2015.

6. Accounts Receivable—Net

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from construction contract related sales to commercial and governmental customers in the normal course of business. Accounts receivable consist of the following at December 31, 2014 and 2013:

Gross Trade Receivable by Major Customers	December 31, 2014	December 31, 2013
OBO	$638,919	$8,255,970
Government of Vanuatu (VUI)	202,854	266,258
Fiji Electricity Authority (FEA)	1,406,653	374,591
All others	3,436,396	575
Total	5,684,822	8,897,394
Less: Allowance for doubtful accounts	—	—
Total accounts receivable trade, net	$5,684,822	$8,897,394
Retainage receivables	1,149,632	200,000	(1)
Accounts receivable - related party	68,463	39,447
Other receivables	111,435	86,389
Total accounts receivable - net	$7,014,352	$9,223,230

	December 31, 2014	December 31, 2013
Trade construction contracts completed and in progress	$5,047,888	$8,255,970
Trade other (Power Generation receivables)	636,934	641,424
Less: allowance for doubtful accounts	—	—
Total accounts receivable trade, net	$5,684,822	$8,897,394

(1) Includes $200,000 retainage receivable from US Department of State’s Bureau of Overseas Buildings Operations (OBO) that the Company received in early 2014 upon the final Shield project close-out.

7. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of December 31, 2014 and 2013 are as follows:

Cost and Estimating Earnings on Uncompleted Contracts	December 31, 2014	December 31, 2013
Cost incurred on uncompleted contracts	$188,834,649	$211,750,908
Estimated earnings	18,548,783	18,207,952
Total cost and estimated earnings	207,383,432	229,958,860
Less: Billings to date	203,632,013	238,309,368
Net	$3,751,419	$(8,350,508)

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,539,080	$56,679
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,787,661)	(8,407,187)
	$3,751,419	$(8,350,508)

8. Property and Equipment

During the first quarter of 2013, the Company purchased the building and land on which its corporate headquarters are now located for $1.1 million from Baron Real Estate Holdings, Inc. (“Baron”), a related party. Prior to the purchase Pernix leased its corporate headquarters from Baron.  In accordance with the applicable accounting rules for such a transaction between related parties with the same parent, the assets acquired were recorded at the carrying value utilized by Baron at the date of the acquisition, which approximated the amount paid by Pernix for the assets.

The property and equipment as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Building/leasehold improvements	$770,456	$785,240
Land	420,000	420,000
Construction equipment	273,172	—
Office furniture and equipment	305,233	121,693
Computer, software and communication equipment	89,928	8,920
	1,858,789	1,335,853
Less accumulated depreciation	(180,351)	(52,954)
Net property and equipment	$1,678,438	$1,282,899

Total depreciation expense was $191,606 for 2014 ($127,397 after the quasi-reorganization impact) and $241,874 for 2013 ($49,138 after the quasi-reorganization impact). Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

9. Short-term and long-term borrowings

Pernix Group, Inc. debt agreements

As of December 31, 2013 short-term and long-term debt agreement with Bent Marketing Ltd., a related party, were fully repaid. The interest expense during 2013 amounted to approximately $43,000.

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

On November 14, 2014, PGI and Pernix RE, LLC entered into loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at a rate of Prime plus 4% for standby letters of credit and Prime plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC. The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among other things, the requirement of the Company to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. The Company was in compliance with all covenants as of December 31, 2014, and therefore, the full amount of borrowing capacity was available to be drawn upon. No amounts were outstanding under the revolving credit facility or line of credit facility as of December 31, 2014.  The Company’s primary uses of the revolving credit facility are to fund potential working capital needs.

PFL debt agreements

As of December 31, 2013, PFL had a line of credit agreement with Australia and New Zealand Banking Group Limited (ANZ) which provided borrowing capacity up to FJD 2 million.  On March 12, 2014, PFL modified its line of credit agreement with ANZ to increase the available line to FJD 6.9 million and an additional Euro 17.3 million to facilitate the Kinoya plant expansion project financing needs. The line of credit was further modified on May 6, 2014 to reduce their FJD facility limit to FJD 5.0 million ($2.5 million USD as of December 31, 2014), increase their Euro facility limit to Euro 17.7 million ($21.5 million USD as of December 31, 2014) and to extend the maturity date to July 21, 2015.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of December 31, 2014), a corporate guarantee of FJD 4.0 million ($2.0 million USD as of December 31, 2014) issued by Pernix to ANZ, an Unconditional, Irrevocable and On Demand Stand by Letter of Credit given by Wartsila and Fiji Electricity Authority to ANZ, and a restricted cash term deposit of FJD 2.3 million ($1.2 million USD as of December 31, 2014). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid a FJD 100,000 ($0.05 million USD) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 3.70% (Interest rate of 6.25% per annum at December 31, 2014).

As of December 31, 2014, FJD 5.0 million ($2.5 million USD) and Euro 17.7 million ($21.5 million USD) of the line of credit was allocated to facilitate the performance security, advance payment guarantee, lease finance facility for motor vehicles, visa credit card facility and documentary letter of credit. PFL allocated Euro 11.6 million ($13.1 million USD as of December 31, 2014) and FJD 3.6 million ($1.8 million USD as of December 31, 2014) from the line of credit to facilitate the issuance of the performance and advance payment guarantees to Fiji Electricity Authority for the design, build, supply and install of 35MW Heavy Fuel Oil Wartsila Diesel Engines. An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, PFL allocated Euro 6.1 million ($6.94 million USD as of December 31, 2014) in a documentary letter of Credit to Wartsila Finland OY to facilitate the supply of four new Heavy Fuel generator plants of 35 MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the Letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility. There were no amounts drawn on the line of credit as of December 31, 2014.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of December 31, 2014, the PFL gearing ratio is 2.01 and PFL is in compliance with all covenants.

10. Fair Value Measurements

The Company adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as customer relationships and trademarks and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. Management reviews the recoverability of the assessed value of the intangibles, for impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the recovery is reviewed, if the carrying amounts of the assets are determined to be unrecoverable, an impairment loss would be recorded. The Company does not have any nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis as of December 31, 2014.

11. Leases

The Company and its subsidiaries are lessees in non-cancelable leasing agreements for office buildings, equipment and vehicles which expire at various dates. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period is used to determine the appropriate lease classification and to compute periodic rental expense. None of the Company’s current lease agreements have been determined to be capital leases.

In April 2011, Pernix leased its corporate headquarters at 151 E. 22nd Street in Lombard, Illinois under a five year operating lease with Baron, a related party, commencing May 1, 2011 and expiring on April 30, 2016. In the first quarter of 2013, the Company purchased the land and building in which the corporate headquarters are located and in connection with this purchase the lease was terminated and no further commitment exists.

Future minimum lease payments at December 31, 2014 for all leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ending December 31,
2015	$301,194
2016	128,148
2017	35,347
2018	4,802
2019	2,401
$471,892

Lease expense was approximately $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

12. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash term deposits, trade receivables and financial guarantees.

If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. The Company’s customer base includes governments, government agencies and quasi-government organizations, which are dispersed across many different industries and geographic locations. See Note 6 in the notes to our consolidated financial statements.

From time to time, Pernix Group utilizes foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2014 or 2013.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2014 the Company had a FJD 4.0 million ($2.0 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are outstanding under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of December 31, 2014. No such guarantees were outstanding as of December 31, 2013.  In December 2012, the Company was awarded a $1.6 million project to install 33MW cable in the Solomon Islands and begun the execution in 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is substantially complete as the 33MW cable has been installed but not yet commissioned as of December 31, 2014 and the Company does not anticipate any payment risk under this guarantee as of December 31, 2014.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of December 31, 2014 and 2013. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of December 31, 2014 and 2013, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $8.6 million and $17.9 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of December 31, 2014 and 2013, the amount of bank deposits in these financial institutions was $2.3 million and $1.4 million, respectively.

13. Stockholders’ Equity

Certificate of Amendment of the Corporation’s Restated Certificate of Incorporation - In connection with the Series A Preferred Stock sale that was effective on December 30, 2013, the Company amended its Restated Certificate of Incorporation and its Certificate of Designation for Series A Preferred Stock to increase the total number of shares of stock which the Company shall have authority to issue to 25,500,000, consisting of 20,000,000 shares of Common Stock, par value $.01 per share (“Common Stock”), and 5,500,000 shares of Preferred Stock, par value $.01 per share (“Preferred Stock”).

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock). During the third quarter of 2014, the Company’s Board of Directors corrected a clerical error in the Series A and Series B Preferred Stock certificates to reflect the originally intended liquidation preferences of $5.00 per share, which has always been used by the Company in the consolidated financial statements when recording related transactions, such as dividend payments and the repurchase of the related preferred stock.

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil and Halbarad, respectively for $5.00 per share, resulting in proceeds received by the Company of $5.0 million.  Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into

1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. As of December 31, 2014 and 2013, no dividends related to the Series A were accrued and the dividends incurred and paid for the year ended December 31, 2014 and 2013 were $402,192 and $0, respectively.

As of December 31, 2014 and 2013, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2014 and 2013, the Company issued no Series B Preferred Stock. As of December 31, 2014 and 2013, preferred stock dividends of $241,387 and $186,137, respectively, were accrued. The dividends for the years ended December 31, 2014 and 2013 were $55,250, respectively. No dividends were paid during 2014 and 2013, respectively.

Common Stock —As of December 31, 2014 and 2013, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

14. Earnings per share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	December 31, 2014	December 31, 2013
Numerator — Net loss	$(1,382,856)	$(4,624,993)
Less: Preferred stock dividends	457,442	55,250
Basic net loss from continuing operations available to common stockholders	(1,840,298)	(4,680,243)

Denominator
Weighted average common shares outstanding:
Basic and diluted	9,403,697	9,403,697

Basic and diluted net loss per share	$(0.20)	$(0.50)

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations.  The impact of the potential issuances of common stock related to the Company’s convertible preferred stock and outstanding stock options has been excluded from earnings per share for the years ended December 31, 2014 and 2013, since inclusion would be anti-dilutive. See Note 15 to the notes to our consolidated financial statements for discussion of stock option plans.

15. Stock Compensation Plans

2014 Equity Incentive Plan- In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP. On February 8, 2014, 375,000 options were granted and an additional 1,050,000 options were granted in September 2014, all with a three year vesting schedule.  As of December 31, 2014, a total of 1,395,000 options remain outstanding.

2013 Long Term Incentive Plan- During late 2012 the Company’s shareholders approved the Long-Term Incentive Plan. The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. The options expire 10 years from the grant date or upon plan expiration in late 2022, whichever is earlier. 785,000 shares were allocated in total to cover any and all award types under the LTIP. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. As of December 31, 2013, the vesting of 13,500 options was accelerated in connection with the retirement of a board member. The remaining 706,500 shares were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the LTIP.

2012 Employee Incentive Stock Option Plan — In late 2011, the Company’s shareholders and board of directors adopted the 2012 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares were reserved for issuance. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of December 31, 2014, a total of 283,500 options were outstanding under this plan. The remaining 1,121,000 shares available to be awarded were transferred to the EIP as described above during late 2013. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during 2014 or 2013. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the years ended December 31:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	1,425,000		1.56	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	30,000		2.07	—		N/A
Options outstanding, at December 31	1,395,000		1.55	—		N/A
Options exercisable, at December 31	50,000		$2.07	—	$	N/A

	2014		2013
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	—	$	N/A
Granted	—	N/A	78,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at December 31	78,500	2.09	78,500		2.09
Options exercisable, at December 31	35,166	$2.09	13,500		$2.09

	2014		2013
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	379,000	$2.09	152,500	$2.09
Granted	—	N/A	347,500	2.09
Exercised	—	N/A	—	N/A
Forfeited / expired	95,500	2.09	121,000	2.09
Options outstanding, at December 31	283,500	2.09	379,000	2.09
Options exercisable, at December 31	134,166	$2.09	23,500	$2.09

The following table summarizes information about stock options outstanding at December 31, 2014:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,395,000	9.1	$1.55	$4,317,750

LTIP	78,500	8.1	$2.09	$32,185

ISOP	283,500	7.8	$2.09	$142,475

The weighted average grant date fair value of options outstanding during 2014 and 2013 was $0.84 and $1.01, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014 grant	2013 grant

Risk-free interest rate	1.75-1.8%	1.1%
Dividend yield	0.0%	0.0%
Expected volatility	45.0%	50.0%
Expected life in years	6.0	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group as 96% of our shares are held by four owners and therefore, there is limited trading volume. The weighted average expected life in years for all grants is calculated for each year. During 2013, the forfeiture rate utilized was zero as the plans were relatively new and no significant and reliable history regarding share option exercise and employee termination patterns to estimate forfeiture rates existed until late 2013. Based on the data available late in 2013, the Company estimated a forfeiture rate of 25% and will use this rate going forward subject to refinement as experience changes.

Total share-based compensation expense for each of the years ended December 31, 2014 and 2013 was $0.2 million. As of December 31, 2014 and 2013, there was $0.7 million and $0.3 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 3.5 years, which is equivalent to the average vesting period.

The Company received no cash during the year ended December 31, 2014 and 2013, respectively, related to stock awards exercised as only 219,332 options were vested as of December 31, 2014 and no options were exercised during the periods. The unvested options at December 31, 2014 have a total intrinsic value of $3.2 million and the vested options have a total intrinsic value of $0.3 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for this qualified ISOP plan options as the related expense is not tax deductible. 125,500 options and 121,000 options were forfeited or cancelled during 2014 and 2013, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $4,000 per employee. The Company incurred $111,581 and $91,567 of expense associated with the 401K match during 2014 and 2013, respectively.

16. Income Taxes

The components of consolidated net income (loss) before income taxes for the periods indicated are as follows:

	2014	2013
Domestic	$(3,088,157)	$(1,124,557)
Foreign	2,186,939	1,541,078
Total	$(901,218)	$416,521

Income tax expense (benefit) consists of:

Year ended December 31, 2014	Current	Deferred	Total
Federal tax expense	$—	$—	$—
State and local tax expense (benefit)	—	—	—
Foreign tax expense	481,638	—	481,638
Total tax expense	$481,638	$—	$481,638
Year ended December 31, 2013	Current	Deferred	Total
Federal tax (benefit)	$—	$4,043,260	$4,043,260
State and local tax (benefit)	(21,894)	840,675	818,781
Foreign tax expense	179,473	—	179,473
Total tax expense	$157,579	$4,883,935	$5,041,514

Current Tax Expense

The Company’s major tax jurisdictions include Illinois, Virginia, the United States and Fiji. The related tax returns are examined by the Illinois Department of Revenue, the Virginia Department of Revenue, the Internal Revenue Service and the Fiji Islands Revenue and Customs Authority.

In 2014 and 2013, the Company had a U.S. taxable loss, primarily reflecting the fact that PFL income was permanently reinvested overseas through September 2014 coupled with the impact of various timing and permanent differences. Therefore, no U.S. federal, Illinois or Virginia current income tax expense has been recorded in the accompanying consolidated statements of operations related to 2014 or 2013. A current foreign tax expense of $0.5 million and $0.2 million was recorded in connection with the Company’s PFL operations in Fiji for 2014 and 2013, respectively, and is based upon the taxable income within Fiji at a tax rate of 20%.

Deferred Tax Expense or Benefit

During 2014 the Company did not incur any deferred income tax expense. The deferred income tax expense of $4.9 million for 2013 consists of $4.1 million of federal deferred tax expense and $0.8 million of deferred state tax expense, reflecting management's decision to record an increase in the valuation allowance on deferred tax assets. This expense is a non-cash expense and has no impact on the Company's liquidity, cash flows, or its ability to execute projects or conduct ongoing operations.

The Company evaluated the need to maintain a valuation allowance for deferred tax assets on a jurisdictional basis based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The evidence includes an estimate of future taxable income that is heavily reliant upon construction contract backlog and power facility operation and maintenance activities. Management also considers historical taxable income and losses as well as other factors including expirations and the Company’s inability to utilize the net operating losses in carryback periods. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized in light of all available evidence analyzed.  All net deferred tax assets are fully reserved for as of December 31, 2014 and 2013.

At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements, the tax benefits that existed as of the date of the quasi-reorganization that are realized in periods after the quasi-reorganization and were not recognized at the date of the quasi-reorganization will be recorded directly to equity. In connection with the quasi-reorganization, the valuation allowance at that point was netted against the deferred tax assets and as mentioned above, any related tax benefits that existed as of that date but were not realized as of that date, may be realized in periods after the quasi-reorganization and will be recorded directly to equity rather than to income if and when realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating and capital loss carry forwards –federal	$21,055,483	$21,723,553
Net operating and capital loss carry forwards – state	5,459,257	4,505,669
Other deferred tax assets	7,523	185,913
Total gross deferred tax assets	26,522,263	26,415,135
Deferred tax liabilities:
Undistributed foreign earnings	(227,981)	—
Other deferred tax liabilities	(76,277)	—
Total gross deferred tax liabilities	(304,258)	—
Total net deferred tax asset	26,218,005	26,415,135
Less valuation allowance	26,218,005	26,415,135
Net deferred tax asset	$—	$—

At December 31, 2014 and 2013, the Company has total net operating and capital loss carry forwards from U.S. operations of approximately $70.4 million and $69.9 million, respectively. The net operating loss carry forwards expire in the years 2021 through 2034. The capital loss carryforwards expire in 2017. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes, foreign and / or other tax laws.

A reconciliation of the differences between income taxes from continuing operations computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 20% for 2014 and 2013, and the Company’s reported provision for income taxes is as follows:

	Years Ended December 31,
	2014	2013
Federal income tax benefit at statutory rate	$(306,414)	$141,617
State and local taxes	(69,844)	(21,894)
Foreign income taxes	(55,421)	(126,142)
Change in federal and state valuation allowance	(197,130)	5,047,933
Capital gains tax paid in foreign jurisdiction	134,562	—
Return to provision true up	104,256	—
Permanent items, net	858,281	—
Other	13,348	—
Income Tax Expense	$481,638	$5,041,514

There were no material interest expenses or penalties for the year to date. If there were material interest expenses or penalties they would be reflected in the consolidated statement of operations as interest expense and general and administrative expenses, respectively. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The statute of limitations for the Company’s U.S. federal as well as Illinois and Virginia state tax returns are open for the 2011 through 2014 tax years. The statute of limitations for the Company’s Fijian tax return is open for the 2007 through 2014 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position within the next twelve months.

No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $3.6 million and $3.2 million in for the period January 1, 2014 through September 30, 2014 and for the year ended December 31, 2013, respectively because we elected to permanently reinvest these earnings overseas. The Company will no longer reinvest PFL’s current earnings overseas effective October 1, 2014 in conjunction with its partial sale of PFL to Fijian Holdings Limited (FHL) for a 25% ownership interest. If we were to repatriate the earnings generated prior to October 1, 2014, those earnings would be included in taxable income at that time. However, any additional U.S. taxes may be offset in part by the use of foreign tax credits. U.S. income tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu. Pernix Group repatriates these earnings on a monthly basis.

17. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.7 million USD as of December 31, 2014) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of December 31, 2014) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD) as of December 31, 2014.

VUI began to manage the power structure on Vanuatu on January 1, 2011 pursuant to a MOU with the government of Vanuatu. The prior concessionaire, UNELCO, filed a claim against the government alleging improper tender of the work. No claims have been filed against VUI but VUI joined the suit as a second defendant in order to protect its interests in the tender. In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with UNELCO that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a retender of the concession and required that any company who participates in the retender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. On October 16, 2014 the Court issued its decision in favor of UNELCO and the government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the system.

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

See Note 12 of the notes to the consolidated financial statements for discussion of financial and performance guarantees.

18. Reportable Segments and Geographic Information

Pernix has elected to organize its segment information around its products and services. Pernix has three segments: General Construction, Power Generation Services (including power related construction activities) and Corporate.

There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For Year Ended December 31, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$78,573,035	$6,583,394	$144,310	$85,300,739
Interest income (expense)	—	(2,277)	5,520	3,243
Other expense - related party	(83,103)	—	—	(83,103)
Depreciation and amortization (1)	29,200	45,544	52,653	127,397
Income tax benefit (expense)	(93,230)	(378,520)	(9,888)	(481,638)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	1,909,811	1,544,472	(5,294,581)	(1,840,298)
Total capital expenditures	283,672	118,411	146,654	548,737
Total assets	15,041,221	6,507,172	10,484,772	32,033,165

For Year Ended December 31, 2013

	General Construction	Power Generation Services	Corporate	Total
Revenue	$67,776,314	$5,810,652	$175,182	$73,762,148
Interest income (expense)	—	(2,828)	2,759	(69)
Other expense - related party	(81,975)	—	(54,614)	(136,589)
Depreciation and amortization (1)	19,743	10,109	19,286	49,138
Income tax benefit (expense)	(4,883,935)	(179,473)	21,894	(5,041,514)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(5,405,761)	1,719,312	(993,794)	(4,680,243)
Total capital expenditures (2)	68,094	74,131	1,174,328	1,316,553
Total assets	16,986,992	3,974,398	12,669,573	33,630,963

(1)Depreciation and amortization is shown net of quasi-reorganization related adjustments for 2014 and 2013 of $64,209 and $192,736, respectively.

(2)Total Capital Expenditures for 2013 as presented in the segment table above includes the entire purchase price of the Corporate headquarters land and building, $287,868 of which is reflected as a financing activity on the statement of cash flows due to repayment of the related loan more than 90 days after the building and land purchase.

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract (If the contract is with a U.S. entity then the revenues are attributed to the U.S.).

	Total Revenue		Property and Equipment - Net
Location – Revenue and net property and equipment from continuing operations	Year ended December 31, 2014	Year ended December 31, 2013	December 31, 2014	December 31, 2013
United States	$55,042,945	$66,686,485	$1,247,444	$1,144,747
Fiji	28,720,631	4,339,976	136,570	93,012
Vanuatu	1,361,799	1,470,676	2,509	6,966
Other	175,364	1,265,011	291,915	38,174
Total Revenue and net fixed assets	$85,300,739	$73,762,148	$1,678,438	$1,282,899

Major Customers

During 2014 the Company generated approximately 95% of its total revenue through three major customers.  The OBO is a major customer primarily through the award of five projects since 2011 that generated revenue of $32.2 million and $66.5 million for the years ended December 31, 2014 and 2013, respectively, accounting for 38% and 90% of total revenue from continuing operations for the respective periods.  The FEA is a major customer through a construction project awarded in 2014 for the Company’s ongoing power generation agreement.  During 2014 revenue generated from FEA was $28.7 million or 34% of total revenues.  In 2013 FEA was not considered a major customer as total revenues generated were $4.3 million.  Total revenues generated in 2014 from the third major customer were $19.7 million or 23% of total revenue.

19. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at December 31, 2014. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

As noted earlier, SHBC and Pernix have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of $0.1 million during the twelve month periods ending December 31, 2014 and 2013 for this discretionary item.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters prior to the Company’s purchase of the land and building in March 2013. Charges from Computhink were less than $0.1 million for the year ended December 31, 2013 and there were no such expenses in 2014 because no such services were provided by Computhink. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix assumed as lessor the lease to Computhink. The lease term ends April 30, 2016 and Computhink rent amounts to $6,361 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for the twelve months ended December 31, 2014 and 2013.

Future minimum lease payments at December 31, 2014, from Computhink under the non-cancelable lease, are as follows:

Years Ended December 31,
2015	$65,622
2016	22,089
Total	$87,117

Total related party accounts receivable and payables, net are as follows:

	December 31, 2014	December 31, 2013
Accounts receivable from Computhink	$68,463	$39,447
Accounts payable to SHBC	(13,800)	(4,860)

20. Subsequent Events

On January 22, 2015 the Department of the Army’s U.S. Army Corps of Engineers awarded Pernix-Kaseman JV (a newly formed Limited Liability Company in which the Company owns 51%) a contract award totaling $11.6 million to construct a Communication Center Special Area at Camp Humphrey in South Korea.

In January 2015, PFL entered into a ten year lease agreement for its primary office space.  The lease begins March 1, 2015 and provides a monthly charge of approximately $6,600 with an escalation clause during the lease term.

During February 2015 the Company received a contract with a total value of FJD $8.4 million (or $4.2 million USD) to complete the construction of a 33 MW substation which relates to the Kinoya Expansion project previously awarded to PFL in 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors are elected for one-year terms and are elected at each annual meeting of stockholders. Executive officers serve at the discretion of the Board of Directors. As of the date of this report Pernix’s Board of Directors and executive officers are:

Name and Age; Years Served as Director	Principal Occupation for Past Five Years; Other Directorships
Don Gunther Age 76 Chairman of the Board Director Since 2012

Mr. Gunther, was appointed as a Director of Pernix Group, Inc. and was appointed to the Compensation Committee on December 12, 2012.  Effective December 31, 2013, Mr. Gunther was also appointed Chairman of the Board for Pernix Group, Inc. Mr. Gunther also served as Chairman of the Board of INgage Networks until late 2014, a high-tech company that is a leading enterprise networking organization and he is a director of WPX Energy, Inc., an oil and gas exploration and production company. Previously, until his retirement in 1999, Mr. Gunther was President, Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts. Mr. Gunther’s 38-year career with Bechtel provided him with experience as a field engineer and he ultimately became a driving force behind Bechtel’s work processes, marketing strategies, organizational structure and leadership development efforts. He served as project manager and held various positions of leadership both domestically and internationally. Mr. Gunther received a bachelor’s degree in civil engineering, and an honorary doctorate, from Missouri University of Science and Technology, and served as a trustee and advisor to the University.

Nidal Zayed Age 54 Director Since 1998 Chief Executive Officer since 2005

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

C. Robert Campbell Age 70 Director Since 2013

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

Max Engler Age 65 Director Since 1997

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

Trudy Clark Age 66 Director Since 2007

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

Carl Smith Age 66 Director Since 2007

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

Patrick J. Gainer Age 54 Chief Financial Officer Since September, 2014

Mr. Gainer joined Pernix Group, Inc. (the Company) in September 2014. Mr. Gainer is an accomplished senior financial executive with more than 25 years of multi-industry experience. He most recently served as a managing partner and CFO for two private equity portfolio companies where his responsibilities included finance, controls, audit, tax, treasury, accounting, information technology and operations. Prior to that Mr. Gainer had a twenty plus year accomplished career with Motorola in Schaumburg, Illinois where he held progressive positions with his most recent assignment being Vice President and Director of Finance of a global automotive business unit.  Mr. Gainer is a proven professional, with deep knowledge of operations, international finance, expertise in driving profitability and is skilled in identifying acquisition targets, negotiating, structuring and closing transactions and related financing as well as company reorganization. Mr. Gainer also worked for several years in public accounting at the beginning of his career. He is a Certified Public Accountant and graduated from Loyola University of Chicago (B.S, Accounting) and University of Chicago, Booth School of Business (MBA, Finance and International Business).

Code of Ethics

Our Code of Ethics sets a high standard for honesty and ethical behavior by every employee, including our principal executive officer and principal financial officer. The Code is posted on our website at http://www.pernixgroup.com/ethics-compliance.asp. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 151 E. 22nd Street, Lombard, Illinois 60148. We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of our Officers for the calendar years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus	Options Awards	All other Compensation	Total
Name and Principal Position	($) (1)	($)(1)	($)(1)	($)(3)	($)	($)

Nidal Zayed (2)	2014	373,789	—	703,700	23,738	1,101,227
Chief Executive Officer	2013	330,009	75,000	120,000	32,495	557,504

Patrick Gainer (4)	2014	62,500	14,425	31,000	224	108,149
Chief Financial Officer	2013	—	—	—	—	—

Gregg Pollack (5)	2014	214,236	—	18,600	19,402	252,238
Chief Financial Officer and VP Administration	2013	207,020	25,000	50,000	19,883	301,903

Carol Groeber (6)	2014	163,356	—	18,600	5,028	186,983
Controller & Principal Accounting Officer	2013	165,090	35,000	35,000	4,944	240,034

(1) Includes salary paid by Pernix during 2014 and 2013, before any deductions for contributions to Pernix’s 401(k) Savings Plan. Bonuses included are presented in the year for which they were earned but were paid during the first quarter of the subsequent year.

(2) Pernix provided a vehicle to Mr. Zayed at a cost of $2,331 in 2014 and $11,304 in 2013. Pernix provided Mr. Zayed with health insurance for him and his family at a cost of $18,027 in 2014 and $17,191 in 2013. The Company contributed $3,380 during 2014 and $4,000 during 2013 to Mr. Zayed’s 401K account.

(3) The amounts reported in this column reflect the aggregate fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Officers. Assumptions used in the calculation of these values are included in Note 16 along with a description of equity compensation plans. Additional options awarded in early 2015 are excluded from this table and valuation of the 2015 option awards is in process and will be computed in accordance with ASC 718.

(4) On September 22, 2014, Mr. Gainer joined Pernix as the Chief Financial Officer. Prior to joining, the Company did not issue Mr. Gainer any compensation.

(5) Mr. Pollack is no longer with the Company as of September 19, 2014.  As part of Mr. Pollack’s separation agreement he received a severance payout of $52,500 which was included in his salary amount above. Pernix provided Mr. Pollack with health and life insurance for him and his family at a cost of $15,402 in 2014 and $15,883 in 2013. The Company contributed $4,000 during 2014 and 2013, respectively, to Mr. Pollack’s 401K account.

(6) Ms. Groeber is no longer with the Company as of November 14, 2014. The Company contributed $4,000 during 2014 and 2013, respectively, to Ms. Groeber’s 401K account. Pernix provided Ms. Groeber with life insurance for her family at a cost of $1,028 in 2014 and $944 in 2013.

Stock Options

Employee Awards

In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan (EIP) that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.  On February 8, 2014, 222,000 options were granted to employees under the EIP, all with a three year vesting schedule.  In September 2014, an additional 1,050,000 options were awarded to officers of the Company, all with a three year vesting schedule.  As of December 31, 2014, a total of 1,242,000 options remain outstanding under the EIP to employees.

In December 2011, the Company’s board of directors adopted and shareholders approved the 2012 Incentive Stock Option Plan that provides for the issuance of qualified stock options to employees. Under the terms of the ISOP, 1.5 million shares were originally reserved for issuance, however with the approval of the 2013 Equity Incentive Plan the remaining 977,500 unawarded shares were transferred to the EIP. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date or upon expiration of the plan under which they were granted, whichever is earlier. A total of 522,500 options to buy shares were granted between 2012 and 2013, 283,500 of these options remain outstanding as of December 31, 2014, with a strike price equal to the fair market value of the Company’s common stock as of the grant date ($2.09 per share) and a vesting schedule of five years.

The following summarizes stock option activity for employees for the years ended December 31, 2014 and 2013:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	1,272,000		1.56	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	30,000		2.07	—		N/A
Options outstanding, at December 31	1,242,000		1.55	—		N/A
Options exercisable, at December 31	—		N/A	—		N/A
	2014			2013
ISOP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	379,000		$2.09	152,500		$2.09
Granted	—		N/A	347,500		2.09
Exercised	—		N/A	—		N/A
Forfeited / expired	95,500		2.09	121,000		2.09
Options outstanding, at December 31	283,500		2.09	379,000		2.09
Options exercisable, at December 31	134,166		$2.09	23,500		$2.09

The following table summarizes information about employee stock options outstanding at December 31, 2014:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,525,500	(1)	1.66	1,407,750

(1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the Company’s stock option plan. The Officer awardees were Mr. Nidal Zayed (1,270,000 options), Mr. Patrick Gainer (50,000 options) and Ms. Carol Groeber (77,500 options).

Outstanding Equity Awards as of December 31, 2014

The following table provides information on the holdings of stock options by our Officers as of December 31, 2014. The option awards granted in 2012 vest one-fifth per year beginning on the first anniversary of the grant date or on January 26, 2013. The option awards granted on February 8, 2013, February 1, 2014, September 8, 2014 and September 22, 2014 all vest one-third per year beginning on the first anniversary of the grant date. The market value of the stock awards is based on a valuation of the stock as of the grant date as the shares are not actively traded on an exchange at this time. For additional information about the stock option awards see Note 16 in the notes to our consolidated financial statements.

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options – Exercisable	Options – Not Exercisable	Price	Dates
Nidal Z. Zayed	64,000	1,206,000	2.09	(1)
Patrick J. Gainer	—	50,000	2.09	(1)
Carol J. Groeber	20,666	56,834	2.09	(2)

(1)180,000 options expire for Mr. Zayed upon expiration of the ISOP in December 2021.  1,090,000 and 50,000 options expire for Mr. Zayed and Mr. Gainer upon expiration of the EIP in January 2024.

(2)Ms. Groeber options expired in February 2015, as she has left company and had 90 days to execute her vested options.

Directors Compensation

During mid-2012, during our review of director compensation, our analysis of competitive survey data and peer group proxy information, confirmed that our non-employee director pay was below median in total compensation, including cash and equity compensation in comparison to our peer group of companies. Based upon these findings, management presented to the Board and the Board approved a Board recommendation that the Stockholders approve the Proposed Long-Term Incentive Plan (the “LTIP”). 706,500 unused shares allocated to the LTIP were transferred to the EIP as authorized by the Board of Directors in late 2013, for future grants to directors under the EIP.

Each non-employee director earned an average annual director fee of $29,000 in 2014. Mr. Gunther received $50,000 as director fees for his role as Chairman of the Board in 2014. A director acting as Chairman of respective sub-committee received an additional $5,500 in 2014 for their role. During 2014, each participating Director received an additional $1,500 for their participation on the Government Security Committee, Audit Committee or the Compensation Committee. Director fees are paid in cash.

Directors	2014 Director’s Fees	2014 Options Awards	2014 Other Compensation	2014 Total Compensation
Max Engler	$29,000	$12,090	$—	$41,090
Ibrahim Ibrahim	29,000	12,090	—	41,090
Ralph Beck	—	34,000	—	34,000
Trudy Clark	30,500	12,090	—	42,590
Carl Smith	37,500	12,090	—	49,590
Don J. Gunther	58,500	23,250	11,500	93,250
C. Robert Campbell	37,500	24,180	20,000	81,680
TOTAL	$222,000	$129,790	$31,500	$383,290

Stock Options

Non-Employee Directors Awards

On February 8, 2014, 153,000 options were granted to non-employee directors under the EIP, all with a three year vesting schedule.  As of December 31, 2014, the total award of 153,000 options remains outstanding under the EIP.

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

The following summarizes stock option activity for non-employee directors for the years ended December 31, 2014 and 2013:

	2014			2013
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	—	$	N/A	—	$	N/A
Granted	153,000		2.07	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	—		N/A	—		N/A
Options outstanding, at December 31	153,000		2.07	—		N/A
Options exercisable, at December 31	50,000		$2.07	—	$	N/A

	2014		2013
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	—	$	N/A
Granted	—	N/A	78,500		2.09
Exercised	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at December 31	78,500	2.09	78,500		2.09
Options exercisable, at December 31	35,166	$2.09	13,500		$2.09

The following table summarizes information about stock options outstanding at December 31, 2014:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	231,500	(1)	2.08	—	(2)

(1) Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the EIP and LTIP. The non-employee Director awardees were Mr. Ralph Beck (63,500 options), Mr. Don Gunther (38,000 options), Ms. Trudy Clark, Mr. Max Engler, Mr. Ibrahim Ibrahim, Mr. C. Robert Campbell and Mr. Carl Smith (26,000 options, respectively).

(2) Includes shares available for future issuance under the LTIP, excluding shares quantified under Column 1.  As noted above the all unawarded options as of December 31, 2013 were transferred to EIP for future issuances.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2014 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2014 exceeded $100,000 and are still actively employed with the Company, and (iv) all current executive officers and directors of the Company as a group:

		Amount and Nature of	Percent of Common
		Beneficial Ownership	Stock Outstanding
Name	Address	(1)	(2)
Ernil Continental Sa Bvi	European Office Herrengasse 5 PO Box 1155 FL-9490 Vaduz Principality of Lichtenstein	4,386,313	46.6%
Halbarad Group Ltd Bvi	European Office Herrengasse 5 PO Box 1155 FL-9490 Vaduz Principality of Lichtenstein	3,626,643	38.6%
Al Amal Investment Co. KSCC	Dasman Complex Block #2 FL #3 Ahmed Al Jabar St Sharq 13031 Kuwait	549,396	5.8%
Sayed Hamid Behbehani & Sons Co. and Family Members	PO Box 3065 Safat 13031 Kuwait	527,936	5.6%
Max Engler (3)		3,334	*
Ibrahim Ibrahim		1,040	*
Ralph Beck		*	*
Trudy Clark		*	*
Carl Smith		*	*

Nidal Z. Zayed		*	*
Patrick Gainer		*	*
All Executive Officers and Directors as a Group (8 Persons)		5,174	*

* Less than 0.1%

(1) Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

Name of Legal Entity	Name of Natural Person(s) having sole or shared voting and investment control over Pernix Group, Inc. shares held by the named legal entity
Al Amal Investment Company KSCC	Nasrallah Behbehani
Ernil Continental SA BVI	Mrs. Vanessa Cosi, Mrs. Sandra A. Marc-Büchel and Fidu-Finanz Trustee Services Est.,
Halbarad Group Limited BVI	Mrs. Vanessa Cosi, Mrs. Sandra A. Marc-Büchel and Fidu-Finanz Trustee Services Est.,
Sayed Hamed Behbehani and Sons Co.	Fouad Behbehani and Nasrallah Behbehani

(2) Calculated on a basis of 9,403,697 shares of Common Stock outstanding as of December 31, 2014. On various dates over the past several years, options were granted to Mr. Zayed (1,270,000 options) and Mr. Gainer (50,000 options) under the Incentive Stock Option Plan and the Equity Incentive Plan that were implemented by the Company in December 2011 and December 2013. The table excludes the options outstanding under the ISOP and EIP which are not exercised as of December 31, 2014. During 2012, the Company established a long term incentive plan for non-employee directors and consultants. During 2013 the Company awarded options under the LTIP to Mr. Beck (13,500), General Clark, Mr. Engler, Mr. Gunther, Mr. Ibrahim and Mr. Smith (all received 13,000 options, respectively).  Additionally, the non-employee Directors receive awards from the EIP grant on February 8, 2014.  Under the EIP grant Mr. Gunther received 25,000 options, Mr. Campbell received 26,000 options and the remaining Directors received 13,000 options each.  The table excludes the options outstanding under the LTIP and EIP which are not exercised as of December 31, 2014.

(3) Max Engler serves as a director for Litra Holding AG. Litra Holding AG owns directly 33,000 shares of Pernix Group’s common stock. Based upon information provided to Pernix Group, Pernix Group does not consider these shares to be beneficially owned by Mr. Engler.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain of the Company’s executive officers, directors, and major stockholders are also owners, officers, and/or directors of SHBC located in Kuwait. SHBC is a civil, electrical, and mechanical engineering firm and construction contractor with over 4,000 employees and over 50 years of experience. Ernil, Halbarad and affiliated companies hold over 96.0% of the common stock outstanding, of Pernix Group, Inc. SHBC and Pernix bid and compete within the same industries; however, SHBC has agreed, in writing, not to bid on projects within the United States and its possessions.

During the first quarter of 2013, the Company purchased for $1.1 million, the building and land on which the Company’s corporate headquarters are located. These assets were purchased from Baron Real Estate Holdings, a related party. See Note 11 in the notes to our consolidated financial statements.

As of December 31, 2013 short-term and long-term debt agreements and associated accrued interest with Bent Marketing Ltd., a related party, were fully repaid.

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

Services Performed	2014	2013 (4)
Audit Fees (1)	$335,828	$209,436
Audit-related fees (2)	34,816	—
Tax Fees (3)	68,345	27,759
Total Fees	$438,989	$237,195

1.Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and certain transition procedures as well as audit services provided in connection with statutory filings.  These fees also include amounts related to the filing of the Company’s 2014 Registration Statements and related amendments.

2.Audit-related fees represent due diligence services related to potential acquisitions.

3.Tax fees principally represent fees for tax preparation.

4.Included in the fees above for the year ended December 31, 2013 are fees paid to BDO USA, LLP.  Excluded from the table above are fees relating to services performed by CohnReznick LLP related to the year ended December 31, 2013 in the amounts of $138,500 for audit services, $1,560 for tax services and $9,012 of other accounting services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2014, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on 7/2/2001)

3.2	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on 7/2/2001)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on 4/2/2007)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group, Inc. (Incorporated by reference from Appendix A of Schedule 14C filed on October 1, 2012)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group, Inc. (Incorporated by reference from Exhibit 3.05 to the Form 10-K filed on 3/28/2014)

4.1	Certificate of Designations- Series A Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Form 10-Q filed on August 12, 2011)

4.2	Certificate of Designations- Series B Cumulative Convertible Preferred Stock (Incorporated by reference from Exhibit 3.2 to the Form 10-Q filed on August 12, 2011)

4.3	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix B of Schedule 14C filed on October 1, 2012)

4.4	Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Appendix C of Schedule 14C filed on October 1, 2012)

4.5	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Exhibit 4.05 to the Form 10-K filed on 3/28/2014)

10.01	Pernix Group , Inc. 2012 Incentive Stock Option Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 27, 2011)*

10.02	Form of Incentive Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on January 31, 2012)

10.03	Pernix Group , Inc. 2013 Long Term Incentive Plan (Incorporated by reference form Exhibit 10.4 to the Form 8-K filed on February 14, 2013)*

10.04	Form of LTIP Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 14, 2013)*

10.05	Pernix Group , Inc. 2014 Equity Incentive Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 3, 2013)*

10.06	Form of EIP Award Notice and Agreement ((Incorporated by reference from appendix to the PRE14A Proxy filing with the SEC on October 3, 2013)*

10.07

Preferred Stock Purchase Agreement between Pernix Group, Inc. and Ernil Continental S.A., BVI dated December  30, 2013 (Incorporated by reference from Exhibit 16.1 to the Form 8-K filed on December 23, 2013)

10.08

Preferred Stock Purchase Agreement between Pernix Group, Inc. and Halbarad Group, LTD., BVI dated December 30, 2013 (Incorporated by reference from Exhibit 16.2 to the Form 8-K filed on December 23, 2013)

10.09	Pernix Group , Inc. LTC Corporation, Joint Venture, Agreement**

10.10	Loan and Security Facility Agreement dated as of November 10, 2014, among Pernix Group, Inc. and Pernix RE LLC, the Borrowers and a Lender, Barrington Bank & Trust Company, National Association. **

10.11	Revolving Note dated as of November 10, 2014, among Pernix Group, Inc. and Pernix RE LLC, the Borrowers and a Lender, Barrington Bank & Trust Company, National Association. **

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on 7/31/2006)

16.0

Letter to the Securities and Exchange Commission from CohnReznick LLP, dated December 10, 2013 regarding Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the Form 8-K filed on December 10, 2013)

21.0	List of Subsidiaries and their jurisdictions**

23.0	Consent of Independent Registered Public Accounting Firm

24.0

Unanimous Written Consent of the Board of Directors of Pernix Group, Inc. to Approve The Registration and Sale of Common Shares (Incorporated by reference from Exhibit 24.1 to the Form S-1 filed on March 28, 2014)

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended December 31, 2014.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.

(Registrant)

Dated: March 20, 2015	/s/ Nidal Zayed

Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 20, 2015.

/s/ Don Gunther	Chairman of the Board of Directors
Don Gunther

/s/ Nidal Z. Zayed	Director, President, Chief Executive Officer
Nidal Z. Zayed	(Principal Executive Officer)

/s/ Max Engler	Director
Max Engler

/s/ C. Robert Campbell	Director
C. Robert Campbell

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Patrick Gainer	Chief Financial Officer
Patrick Gainer	(Principal Chief Financial Officer)