Form 10-Q
period 2015-03-31
Pernix Group, Inc.
filed 2015-05-08
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

On May 7, 2015, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
Assets	(Unaudited) March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$ 6,535,653	$ 11,169,169
Restricted cash	491,413	1,181,735
Accounts receivable	5,038,074	7,014,352
Inventories	1,797,611	1,592,430
Cost and estimated earnings in excess billings	7,073,119	7,539,080
Prepaid expenses and other current assets	1,686,818	1,718,569
Total current assets	22,622,688	30,215,335
Property and equipment, net	1,730,624	1,678,438
Other assets	580,559	57,741
Intangible assets, net	79,226	81,651
Total assets	$ 25,013,097	$ 32,033,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 8,907,930	$ 12,890,164
Accrued employee compensation and benefits	562,090	958,596
Billings in excess of costs and estimated earnings	2,620,645	3,787,661
Dividend payable	255,010	241,387
Other current liabilities	2,676,868	1,964,742
Total current liabilities	15,022,543	19,842,550

Commitments and contingencies
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, 170,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, $850,000 involuntary liquidation preference	1,700	1,700
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding	94,037	94,037
Additional paid-in capital	16,262,699	16,137,313
Retained deficit - since September 30, 2012	(7,760,929)	(5,581,731)
Accumulated comprehensive income (loss) - since September 30, 2012	(571,453)	(455,624)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	8,036,054	10,205,695
Non-controlling interest	1,954,500	1,984,920
Total stockholders' equity	9,990,554	12,190,615
Total liabilities and stockholders' equity	$ 25,013,097	$ 32,033,165

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Construction revenue	$9,328,570	$13,644,157
Service fees – power generation plant	1,264,087	1,334,820
Other revenue	18,233	42,130
Gross revenues	10,610,890	15,021,107
Costs and expenses:
Construction costs	9,235,379	10,414,117
Operation and maintenance costs - power generation plant	519,042	717,536
Cost of revenues	9,754,421	11,131,653
Gross profit	856,469	3,889,454
Operating expenses:
Salaries and employee benefits	1,801,257	1,158,859
General and administrative	1,084,645	994,134
Total operating expenses	2,885,902	2,152,993
Operating income (loss)	(2,029,433)	1,736,461

Other income (expense):
Interest income (expense), net	(69)	325
Other expense - related party	(21,700)	(20,554)
Foreign currency exchange loss	(42,126)	(8,539)
Other income, net	13,502	49,284
Total other income (expense)	(50,393)	20,516

Consolidated income (loss) before income tax expense	(2,079,826)	1,756,977

Income tax expense	(17,768)	(255,821)

Consolidated net income (loss)	(2,097,594)	1,501,156

Less: Net income (loss) attributable to non-controlling interest	(30,649)	1,324,640

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(2,066,945)	176,516

Less: Preferred stock dividends	112,253	114,445

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(2,179,198)	$62,071

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.23)	$0.01
Weighted average shares outstanding – basic	9,403,697	9,403,697
Weighted average shares outstanding – diluted	9,403,697	9,455,266

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Consolidated net income (loss)	$ (2,097,594)	$ 1,501,156
Other comprehensive income (loss):
Foreign currency translation adjustment	(115,600)	$ 140,807

Total comprehensive income (loss)	$ (2,213,194)	$ 1,641,963

Net income (loss) attributable to non-controlling interests	$ (30,649)	$ 1,324,640
Foreign currency translation attributable to non-controlling interests	229	33,620
Total comprehensive income attributable to non-controlling interest	$ (30,420)	$ 1,358,260
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$ (2,182,774)	$ 283,703

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Total	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415
Net income	1,501,156	176,516	—	—	—	—	1,324,640
Foreign currency translation adjustment	140,807	—	107,187	—	—	—	33,620
Preferred stock dividends	(114,445)	(114,445)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	29,541	—	—	—	—	29,541	—
Change in deferred tax asset valuation allowance subsequent to quasi- reorganization	227,495	—	—	—	—	227,495	—
Balance at March 31, 2014	$13,036,487	$(3,679,362)	$(115,282)	$94,037	$11,700	$14,581,719	$2,143,675

Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920
Net income (loss)	(2,097,594)	(2,066,945)	—	—	—	—	(30,649)
Foreign currency translation adjustment	(115,600)	—	(115,829)	—	—	—	229
Preferred stock dividends	(112,253)	(112,253)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	125,386	—	—	—	—	125,386	—
Balance at March 31, 2015	$9,990,554	$(7,760,929)	$(571,453)	$94,037	$11,700	$16,262,699	$1,954,500

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(2,097,594)	$1,501,156
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	54,229	39,887
Quasi-Reorganization adjustments	(35,384)	23,728
Stock compensation expense	125,386	29,541
Deferred income tax assets and liabilities, net of valuation allowance	—	227,495
Changes in assets and liabilities:
Accounts receivable	1,949,606	528,993
Inventories	(260,611)	37,814
Cost and estimated earnings in excess of billings	337,358	(274,045)
Prepaid and other current assets	(578,590)	(1,150,554)
Accounts payable and accrued expenses	(3,488,540)	(5,335,963)
Billings in excess of cost and estimated earnings	(1,167,017)	377,839
Net cash used in operating activities	(5,161,157)	(3,994,109)
Cash flows used in investing activities:
Capital expenditures	(81,107)	(156,406)
Restricted cash	690,322	—
Net cash provided by (used in) investing activities	609,215	(156,406)
Cash flows used in financing activities:
Dividends paid	(98,630)	(100,822)
Net cash used in financing activities	(98,630)	(100,822)

Effect of exchange rate changes on cash and cash equivalents	17,056	70,592
Net decrease in cash and cash equivalents	(4,633,516)	(4,180,745)
Cash and cash equivalents at beginning of year	11,169,169	19,956,759
Cash and cash equivalents at end of year	$6,535,653	$15,776,014
Cash paid during the period for interest	$—	$—
Cash paid during the period for interest-related party	$—	$—
Cash paid during the period for income taxes	$—	$70
Supplemental disclosure of non-cash investing and financing transactions:
Accrued preferred stock dividends	$13,623	$13,623
Accrued equity distributions	$119,918	$—

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of March 31, 2015, Pernix Group is over 96% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its sixteen subsidiaries. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments and manages the Corporate headquarters building operations.

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

2. Significant Accounting Policies

Basis of Presentation—The interim condensed consolidated financial statements and notes thereto of Pernix Group have been prepared by management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2015.

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

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the U.S. Government are design/build and design/bid/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity expansion project for Fiji Electricity Authority (FEA) and our engineering activities building project at the Texas A&M University are also fixed price contracts while our construction management contract pertaining to the nanotechnology lab at Texas A&M University is a cost plus fee guarantee maximum price (GMP) contract.

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

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of March 31, 2015 and December 31, 2014, the Company had no significant receivables or payables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing constructions projects.

Inventory — Inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of March 31, 2015 and December 31, 2014, the inventories consist of spare parts used for the diesel power generators of $1.8 million and $1.6 million, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the periods ended March 31, 2015 and 2014.

Construction and power contract intangibles – In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As of March 31, 2015 the remaining weighted average life on contract intangible assets is 7.9 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the three months ended March 31, 2015 and 2014 and the remaining balance as of March 31, 2015 was $0.1 million.

Income Taxes—Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return, which includes its respective share of earnings from its U.S. subsidiaries. PFL is a Fijian corporation and files a Fijian corporate tax return.

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective for activity commencing on or after January 1, 2015, the state of Illinois had enacted legislation to reduce its corporate income tax rate, which is reflected in the state tax rate for the first quarter of 2015. The change reduced the Company’s net deferred tax assets, which is offset with a corresponding decrease in the valuation allowance, resulting in no impact on net income.

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

Foreign Currency Translation—The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet asset and liability accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The translation adjustments are reflected as a separate component of stockholders’ equity captioned accumulated other comprehensive income (loss). The assets and liabilities of the entity are denominated in currencies other than the Company’s functional currency, are re-measured into the Company’s functional currency using end of period or historical exchange rates.  Gains and (losses) associated to these re-measurements are included in other income (expense), net in the consolidated statement of operations.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At March 31, 2015 and December 31, 2014, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

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

3. Recently Issued Accounting Pronouncements

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

4. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at March 31, 2015 and 2014 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Beginning balance	$21,501,972	$37,125,652
New construction contracts / amendments to contracts	15,477,730	46,829,751
Less: construction contracts revenue earned	9,328,570	13,644,158
Ending balance	$27,651,113	$70,311,245

The table does not include revenue associated with our long term contract or memo of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The table includes the fees associated with contracts under the cost plus fee contractual arrangement.  In September, 2014, a “Certificate of Substantial Completion” was received related to the Baku project and approximately $0.7 million remains in the backlog as of March 31, 2015 related to the estimated close out costs on the project. The Company has recorded a provision for losses of approximately $1.2 million each on two of its projects as of March 31, 2015 based on estimated costs in excess of contract revenue.  One project was completed in April 2015 while the other project is expected to be completed by December 2015.

5. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of March 31, 2015 and December 31, 2014 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	March 31, 2015	December 31, 2014
Cost incurred on uncompleted contracts	$91,707,859	$188,834,649
Estimated earnings	3,996,273	18,548,783
Total cost and estimated earnings on uncompleted contracts	95,704,132	207,383,432
Less: Billings to date	91,251,658	203,632,013
Net	$4,452,474	$3,751,419

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,073,119	$7,539,080
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,620,645)	(3,787,661)
	$4,452,474	$3,751,419

6. Short-term and long-term borrowings

Pernix Group, Inc. debt agreements

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

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among other things, the requirement of the Company to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. The Company was in compliance with all covenants as of March 31, 2015 and December 31, 2014, and therefore, the full amount of borrowing capacity was available to be drawn upon. No amounts were outstanding under the revolving credit facility or line of credit facility as of March 31, 2015 and December 31, 2014.  The Company’s primary uses of the revolving credit facility are to fund potential working capital needs.

PFL debt agreements

On March 12, 2015, the FJD line of credit was increased to FJD 10.8 million ($5.3 million USD) from FJD 5.0 million ($2.5 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. Furthermore in March 2015, the Company established a temporary overdraft facility of FJD 1.0 million ($0.5 million USD) and the Euro facility of 17.7 million was reduced to Euro 6.1 million ($6.6 million USD as of March 31, 2015). The FJD line of credit matures on September 30, 2015.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of March 31, 2015), a corporate guarantee of FJD 4.0 million ($2.0 million USD as of March 31, 2015) issued by Pernix to ANZ, an Unconditional, Irrevocable and On Demand Stand by Letter of Credit given by Fiji Electricity Authority to ANZ, and a restricted cash term deposit of FJD 2.3 million ($1.1 million USD as of March 31, 2015). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid a FJD 0.03 million ($0.01 million USD as of March 31, 2015) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum at March 31, 2015). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, Euro 6.1 million ($6.6 million USD as of March 31, 2015) was issued in a documentary letter of Credit to Wartsila Finland OY to facilitate the supply of four new Heavy Fuel generator plants of 35MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the Letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility. There were no amounts drawn on the line of credit as of March 31, 2015.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of March 31, 2015, the PFL gearing ratio is 1.89 and PFL is in compliance with all covenants.

7. Stockholders’ Equity

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock) and 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock).

As of March 31, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. During the three months ended March 31, 2015 and 2014, the Company issued no Series A Preferred Stock. As of March 31, 2015 and December 31, 2014, no dividends related to the Series A were accrued and the dividends incurred and paid for the periods ended March 31, 2015 and 2014 were $98,630 and $100,822, respectively.

As of March 31, 2015 and December 31, 2014, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During the three months ended March 31, 2015 and 2014, the Company issued no Series B Preferred Stock. As of March 31, 2015 and December 31, 2014, preferred stock dividends of $255,010 and $241,387, respectively, were accrued. The dividends for both quarters ended March 31, 2015 and 2014 were $13,623. No dividends were paid during the quarters ended March 31, 2015 and 2014.

Common Stock —As of March 31, 2015 and 2014, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

8. Computation of Net Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ending March 31, 2015 and 2014 is provided as follows:

	March 31, 2015	March 31, 2014
Numerator — Net income (loss) attributable to stockholders	$(2,066,945)	$176,516
Less: Preferred stock dividends	112,253	114,445
Basic net income (loss) available to common stockholders	(2,179,198)	62,071

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	9,455,266

Basic and dilutive net earnings (loss) per share	$(0.23)	$0.01

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company's outstanding stock options and convertible preferred stock has been excluded in the diluted earnings per share calculation for the three months ended March 31, 2015, since inclusion would be antidilutive. The impact of potential issuances of common shares from the Company's convertible preferred stock is excluded from the diluted earnings per share calculation for the quarter ended March 31, 2014, since inclusion would be antidilutive.

9. Stock-based compensation plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP. On February 8, 2014, 375,000 options were granted and an additional 1,050,000 options were granted in September 2014, all with a three year vesting schedule.  As of March 31, 2015, a total of 1,347,000 options remain outstanding.

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

2012 Employee Incentive Stock Option Plan (ISOP) - The 2012 Incentive Stock Option Plan provides for the issuance of qualified stock options to employees. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of March 31, 2015, a total of 226,000 options were outstanding under this plan. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows.  There were no options exercised during the quarters ended March 31, 2015 or 2014. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the quarters ended March 31:

	2015		2014
EIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	1,395,000	$1.55	—	$	N/A
Granted	—	N/A	375,000		2.07
Exercised	—	N/A	—		N/A
Forfeited / expired	48,000	2.07	3,000		2.07
Options outstanding, at March 31	1,347,000	1.53	372,000		2.07
Options exercisable, at March 31	132,333	$2.07	50,000		$2.07

	2015		2014
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at March 31	78,500	2.09	78,500	2.09
Options exercisable, at March 31	56,833	$2.09	35,166	$2.09

	2015		2014
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	283,500	$2.09	379,000	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	57,500	2.09	5,250	2.09
Options outstanding, at March 31	226,000	2.09	373,750	2.09
Options exercisable, at March 31	146,667	$2.09	134,166	$2.09

The following table summarizes information about stock options outstanding at March 31, 2015:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,347,000	8.8	$1.53	$4,284,210

LTIP	78,500	7.8	$2.09	$32,185

ISOP	226,000	7.6	$2.09	$68,060

The weighted average grant date fair value of options outstanding at March 31, 2015 and 2014 was $0.84 and $0.93, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2014 grant

Risk-free interest rate	1.75 - 1.8%
Dividend yield	0.0%
Expected volatility	45.0%
Expected life in years	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group as 96% of our shares are held by four owners and therefore, there is limited trading volume. The weighted average expected life in years for all grants is calculated for each year. The Company estimated a forfeiture rate of 25% on all employees except for a forfeiture rate of 5% for one executive employee.  These rates will be used going forward subject to refinement as experience changes.

Total share-based compensation expense for each of the three months ended March 31, 2015 and 2014 was $0.1 million and less than $0.1 million, respectively. As of March 31, 2015 and 2014, there was $0.7 million and $0.5 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 3.5 years, which is equivalent to the average vesting period.

The Company received no cash during the periods ending March 31, 2015 and 2014, respectively, related to stock awards exercised as only 335,833 options were vested as of March 31, 2015 and no options were exercised during the periods. The unvested options at March 31, 2015 have a total intrinsic value of $2.3 million and the vested options have a total intrinsic value of $0.3 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. 105,500 options and 8,250 options were forfeited or cancelled during the first three months of 2015 and 2014, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $5,000 per employee ($4,000 in 2014). The Company incurred $39,421 and $41,960 of expense associated with the 401K match during the first quarter of 2015 and 2014, respectively.

10. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of March 31, 2015) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of March 31, 2015) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD) as of March 31, 2015.

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

Pernix Group may utilize foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2015 or 2014.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of March 31, 2015 the Company had a FJD 4.0 million ($2.0 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are outstanding under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of March 31, 2015. In December 2012, the Company was awarded a $1.6 million project to install 33MW cable in the Solomon Islands and begun the execution in 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is complete as the 33MW cable has been installed and commissioned as of March 31, 2015 and the Company does not anticipate any payment risk under this guarantee as of March 31, 2015.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of March 31, 2015. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of March 31, 2015 and December 31, 2014, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $4.5 million and $8.6 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and, as of March 31, 2015 and December 31, 2014, the amount of bank deposits in these financial institutions was $1.6 million and $2.3 million, respectively. These foreign bank deposits include our restricted cash.

12. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at March 31, 2015. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC and Pernix have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of $0.1 million during the three month periods ended March 31, 2015 and 2014 under this agreement.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters prior to the Company’s purchase of the land and building in March 2013. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix assumed as lessor the lease to Computhink. The lease term ends April 30, 2016 and Computhink rent amounts to $6,361 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for the quarters ended March 31, 2015 and 2014.

Total related party accounts receivable and payables, net are summarized as follows:

	March 31, 2015	December 31, 2014
Accounts receivable from Computhink	$ 52,736	$ 68,463
Accounts payable to SHBC	(829)	(13,800)
Totals	$ 51,907	$ 54,663

13. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2015

		General Construction	Power Generation Services	Corporate	Total
Revenue		$9,328,570	$1,264,087	$18,233	$10,610,890
Interest income (expense), net		—	(69)	—	(69)
Other expense- related party		(21,700)	—	—	(21,700)
Depreciation and amortization - pre quasi-reorganization	(1)	6,845	21,284	24,579	52,708
Income tax benefit (expense)		18,936	(36,704)	—	(17,768)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries		(1,204,889)	306,219	(1,280,528)	(2,179,198)
Total capital expenditures		—	61,584	19,523	81,107
Total assets		$12,740,660	$6,602,762	$5,669,675	$25,013,097

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2014

		General Construction	Power Generation Services	Corporate	Total
Revenue		$13,644,157	$1,334,820	$42,130	$15,021,107
Interest income (expense), net		—	(1,408)	1,733	325
Other expense- related party		(20,554)	—	—	(20,554)
Depreciation and amortization - pre quasi-reorganization	(1)	6,307	20,406	6,149	32,862
Income tax expense		(155,244)	(83,920)	(16,657)	(255,821)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries		1,014,748	299,097	(1,251,774)	62,071
Total capital expenditures		113,230	26,554	16,622	156,406
Total assets		$17,197,846	$4,145,485	$9,150,499	$30,493,830

(1)

Depreciation and amortization is shown net of quasi-organization related adjustments for three months ended March 31, 2015 and 2014 of $1,521 and $7,025, respectfully.

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Property and Equipment - Net
Location – Revenue and net fixed assets	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014
United States	$6,718,581	$13,473,271	$1,252,957	$1,247,444
Fiji	3,566,775	1,151,538	182,976	136,570
Vanuatu	325,534	396,298	11,938	2,509
Other	—	—	282,753	291,915
Total revenue and net fixed assets	$10,610,890	$15,021,107	$1,730,624	$1,678,438

Major Customer

During the three months ended March 31, 2015, the Company generated approximately 89% of its total revenue through three major customers.  The Bureau of Overseas Buildings Operations (OBO) is a major customer primarily through the award of five projects since 2011 that generated revenues of $1.7 million and $12.0 million for the quarter ended March 31, 2015 and 2014, respectively, accounting for 16% and 79% of total revenue for the respective periods.  The FEA is a major customer through two construction projects awarded in 2015 and 2014 for the Company’s ongoing power generation agreement.  During the first quarter of 2015 and 2014, revenues generated from FEA were $3.6 million and $1.2 million, or 34% and 8% of total revenues for the respective periods.  Total revenues generated in the first quarter 2015 and 2014 from the third major customer were $4.1 million and $1.4 million, or 38% and 9% of total revenues for the respective periods.

14. Income taxes

The income tax expense for the first three months ended March 31, 2015 of approximately $18,000 is comprised of a domestic current tax benefit of approximately $19,000 and a current foreign tax expense of approximately $37,000 for PFL. There were no interest or penalties for this quarter. The $0.3 million income tax expense for the first three months ended March 31, 2014 reflects a current expense from PFL and a domestic current deferred tax expense of approximately $227,000. The domestic tax was a non-cash expense as net operating loss carryforwards (NOLs) offset the liability.  The use of these NOLs were recorded as a credit to additional paid in capital in connection with accounting rules for quasi-reorganizations.

As of March 31, 2015, the Company has total net operating and capital loss carryforwards from U.S. operations of approximately $72.3 million.  The Company’s deferred tax assets at March 31, 2015 consist primarily of the deferred tax assets related to those loss carryforwards. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of March 31, 2015 and December 31, 2014, the Company maintained a full valuation allowance on $25.2 million and $26.2 million of net deferred tax assets, respectively.

15. Subsequent Events

LTC Corp (LTC) is a joint venture party with Pernix in Pernix LTC JV (PLTC). LTC filed for Chapter 7 bankruptcy protection on May 2, 2014.  Pernix has worked with LTC’s trustee in order to have the estate waive all claims against Pernix and PLTC.  In April 2014, Pernix became the sole member of the joint venture and is individually performing on the PLTC project. The LTC bankruptcy filing has not negatively impacted Pernix, the joint venture or the project, which is approximately 94% complete as of March 31, 2015.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2014 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission (SEC).

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

Construction revenues are determined by applying the Percentage of Completion method. Our current projects are a mix of construction, design/build, and engineering, procurement and construction (EPC) contracts with a fixed contract price and GMP. These contracts are primarily with the United States Government and include provisions of Termination for Convenience by the party contracting with us; such provisions also allow payment to us for the work performed through the date of termination and recovery of all related settlement expenses in accordance with applicable Federal Acquisition Regulation. Revenues recognized under the Percentage of Completion method, require application of a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes, warranty expense, as well as productivity. In addition, sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, the Company may present claims to our clients, vendors and subcontractors for costs that management believe were not the Company’s responsibility or may be beyond our scope of work. The Company will include costs associated with these claims in the financial information when such costs can be reliably identified and estimated. Similarly, the Company will include in revenue amounts equal to costs for claims, where the outcome is probable that the claim will be found in the favor of the Company. The Company will record a provision for losses when estimated costs exceed estimated revenues.

Our estimates, assumptions and judgments are continually evaluated based on known information and experience. However, the actual amounts could be significantly different from our estimates.

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended March 31, 2015 and 2014 as the “first quarter of 2015” and the “first quarter of 2014”, respectively.

Company Overview

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

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success.  The Company has transformed over the past several years noting the following achievements:

• Significant reduction in leverage, being debt free since December 31, 2013

• Expansion of its customer base including our first domestic projects previously awarded in 2014

• The Company has reached an inflection point from which growth should be increasingly profitable

• Enhanced ability to form strategic relationships with vendors, subcontractors and project partners

• The Company has $72.3 million of net operating and capital loss carryforwards that may be used to offset future taxable earnings.

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company received in 2014 and to date in 2015 totaling over $78 million.

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

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By working with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects or projects we cannot qualify on our own, but also mitigate cost, design and other risks, provide experience and resources, expand relations with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional partners, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction, which is evidenced by the stream of awarded contracts from OBO to Pernix and Pernix-Serka Joint Venture (PSJV).

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

In 2014 and 2013, OBO awarded two projects to PSJV totaling approximately $17.4 million in original contract value. The first award during the two year period was announced on May 30, 2013, when OBO awarded a $6.6 million sole source contract to PSJV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). Throughout the Baku project change orders in the amount $1.7 million were received for various additional work to be performed. The Baku project began in mid-2013 and substantial completion was reached in September 2014. The second project award was announced on September 3, 2013, when PSJV was awarded a $10.8 million contract by OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project) and received project change orders in the amount of $0.9 million. The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa. On December 17, 2013, the Company received the full notice to proceed on the Freetown project.  During 2014 and early 2015 the project has incurred several time delays due to the outbreak of the Ebola virus in the region.  However, during March 2015 the Company re-deployed project personnel and the project has re-commenced construction progress.

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

In addition, in December 2014, OBO exercised Option Year 4 under our base CHU IDIQ contract extending the period within which additional Task Orders can be awarded to PSJV into January 2016.

In the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million embassy rehabilitation project in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces; and thereafter, approximately $3.5 million of additional change orders bringing the total contract value for the Niger rehabilitation project to $28.0 million as of March 31, 2015. Pernix established a limited liability company in Niger in connection with this contract. In July, 2012, Pernix Group, Inc. received the full Notice to Proceed (NTP). Construction activity on this project began during the first quarter of 2012 and is expected to continue into mid-2015.

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

Pernix LTC JV (PLTC) is a joint venture with LTC Corp (LTC) in which Pernix is the majority owner. PLTC was formed to pursue a project on the campus of Texas A&M University in early 2014. PLTC was awarded a project totaling $23.4 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014.  Pernix has worked with LTC’s trustee in order to have the estate waive all claims against Pernix and PLTC.  In April 2015, Pernix became the sole member of the joint venture and is individually performing on the project. The LTC bankruptcy filing has not negatively impacted Pernix, the venture or the project, which is approximately 94% complete as of March 31, 2015 with anticipated completion to be in mid-2015.

The Company has an office in Dubai (United Arab Emirates) to secure new and existing customers in light of significant anticipated demand for construction services forecasted in the region over the next decade. In connection with this effort, the Company organized Pernix Technical Works LLC (PTW), a limited liability company which is consolidated by Pernix Group, Inc. as the primary beneficiary of this variable interest entity.

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

Engineering, Procurement, and Construction (EPC)

Pernix Group relies on our construction capability and strong affiliation with world-class design firms, equipment manufactures and subcontractors to provide comprehensive global power EPC solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.

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

Current Power Operations

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our

Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the

Republic of Vanuatu (Vanuatu) and it contributed $1.3 million, or 12.0% of our first quarter 2015 revenue.  Although the revenue from our Power operations represents just 12.0% and 8.9% of consolidated revenue during first quarters of 2015 and 2014, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations. In addition to the fees generated through power generation service the power segment sourced two construction projects in Fiji and the Solomon Islands that contributed $2.6 million of revenue in the first quarter of 2015 and $23.8 million of revenue during the year-ended December 31, 2014.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL is a subsidiary of Pernix that conducts power generation activities in Fiji. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel fired power generation plants and to sell electrical power produced, on a wholesale level, at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in May 2023 and include management of a total of 74.3MW of diesel power generation installed capacity in Fiji. In November 2014, Fijian Holdings Limited (FHL), an unrelated first party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

The Company operates two power plants in Fiji.  The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.1MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24.2MW for a total combined installed capacity of 74.3MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as Labor Industrial Act and Environmental Act, and complies with manufacturers guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations.

In early 2014, PFL was awarded a $30.1 million contract to design, supply, install and commission 36MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro supply contract with Wartsila Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commissioning of the engines at the Kinoya power station.

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

Corporate Segment

The Corporate segment covers the indirect activities supporting Company’s construction and power activities. The Corporate segment earnings consist of non-related party rental revenue generated from the Company’s headquarters in Lombard, IL.

Executive Summary

During the first quarters of 2015 and 2014, the Company generated revenues of $10.6 million and $15.0 million, respectively. Power generation revenue decreased 5% while construction revenue decreased 32%. Notably, there were nine active construction contracts in the first three months of 2015 compared to eight active construction contracts in the first three months of 2014, reflecting the success of the Company’s efforts to diversify its customer base and build a domestic presence. New awards and related change orders with contract value in excess of $15.5 million were granted to the Company in the first three months of 2015.

Gross profit for the first three months of 2015 was $0.9 million or 78% lower than in the prior year period driven primarily by completion of the Sather and Baku projects in 2014 which carried higher recognized margins and recognition of additional costs of approximately $2.2 million associated with two loss contracts in 2015. Gross profit from our Power Generation business was $0.7 million and $0.6 million for the quarters ended March 31, 2015 and 2014, respectively, or $0.1 million higher in the first three months of 2015 compared to the prior year period. Although the revenue from our Power Generation segment generally represents approximately 10% of consolidated revenue, it accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 20 year concession deed with Fiji Electricity Authority (FEA) that expires in 2023 while the other (Vanuatu Utilities and Infrastructure (VUI)) is considered temporary until VUI completes its retendering process as previously discussed.

Management continues to keenly focus on bidding and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $72.3 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Total revenues decreased $4.4 million or 29%, to $10.6 million for the first quarter of 2015 compared to the first quarter of 2014. This decrease is comprised of a $4.3 million reduction in construction revenue and a $0.1 million decrease in power generation and other revenue. The Construction revenue decrease was driven by the continued completion of existing projects previously awarded which was partial offset by the award of two new contracts in 2015. The power generation revenue decrease was less than $0.1 million.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the first quarter of 2015 relate to nine construction contracts for six customers while 2014 first quarter construction revenue related to eight contracts for four customers. The $4.3 million decrease in 2015 first quarter construction revenue is primarily attributable to a $4.5 million reduction reflecting the substantial completion of the Sather Containerized Housing Unit (CHU) project in January 2014 as well as a lower level of activity related to the Niger Embassy rehabilitation project ($2.0 million reduction) and Freetown Embassy project ($2.9 million reduction). These reductions were largely offset by a higher level of activity ($5.0 million) on two projects that were previously awarded in early to mid-2014. The scope of the projects generating revenue in the first quarter of 2015 involves upgrades or rehabilitations of several U.S. Embassies, design and construction of a 36MW expansion of a power generation facility, a nanotechnology laboratory and an engineering activities building in Texas, the wind down of construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects are consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that eight of the nine currently active projects will be completed during 2015 with the remaining project driving toward completion by early to mid-2016.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $1.3 million for the first quarter of 2015, a 5% or slight decrease over the prior year period, driven by higher diesel power usage due to lower water levels in Fiji and lower diesel fuels cost driving higher diesel demand which were more than offset by lower billable man hours at VUI in the first quarter of 2015 compared to the prior year period.

Costs and Expenses

General Construction Costs. Total construction costs, including related party construction costs, decreased $1.2 million related to the aforementioned revenue activity and incremental cost associated with time delays on the Freetown project in conjunction with the Ebola virus and re-deployment of project personnel.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs were $0.2 million lower at $0.5 million for the first quarter of 2015 compared to the prior year period reflecting two major scheduled planned maintenance activities incurred in the prior year quarter.  No maintenance activities occurred during the first quarter of 2015.

Gross Profit

Gross profit decreased $3.0 million or 78% to $0.9 million, for the first three months of 2015, from $3.9 million in the prior year quarter, primarily due to substantial completion of Sather in 2014 and the timing of Niamey which had higher recognized margins in 2014, and recognition of $2.2 million of additional costs associated with two loss contracts in 2015.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.6 million to $1.8 million for the first three months of 2015 compared to the prior year period reflecting the full period costs associated with key personnel that were added throughout 2014 and continued personnel investment in 2015 associated with the organization to accommodate growth strategies.

General and Administrative Expenses. General and administrative expenses were relatively stable at approximately $1.1 million and $1.0 million in the first quarter of 2015 and 2014, respectively, as lower professional fees were offset by higher travel costs associated with increased project bids and higher costs associated with recruiting key personnel.

Other Income (Expense)

Other income (expense) was consistent at less than $0.1 million of expense and income for the first quarter of 2015 and 2014.

Pretax Income (Expense)

Consolidated pretax income (expense) decreased $3.8 million to a pretax loss of $2.1 million for the first three months of 2015 compared to pretax income of approximately $1.8 million for the prior year period, primarily due to increased operating expenses of $0.7 million and $2.2 million of additional costs recognized on loss contracts.

Consolidated Net Income (Loss)

Consolidated net income (loss) was ($2.0) million and $1.5 million for the first three months of 2015 and 2014, respectively, reflecting lower construction revenue and gross profit and higher general and administrative expenses.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$6,535,653	$11,169,169

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Cash used in operating activities	$(5,161,157)	$(3,994,109)
Cash provided by (used in) investing activities	609,215	(156,406)
Cash used in financing activities	(98,630)	(100,822)
Effect of exchange rates on cash	17,056	70,592
Decrease in cash and cash equivalents	$(4,633,516)	$(4,180,745)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for the U.S. Government and various domestic customers, through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties and through sales of common and preferred stock. In November 2014, PGI and Pernix RE, LLC entered into a loan and security agreement with Barrington Bank & Trust Company to establish a revolving line of credit facility and a letter of credit facility.  The revolving credit facility provides a borrowing capacity of $5 million and the letter of credit facility provides up to $10 million in aggregate standby or trade letters of credit.  The facilities require the Company to comply with various covenants including, among others, to maintain minimum liquidity of up to the amount outstanding on the borrowing capacity.  The Company’s primary uses of the revolving credit facility are to fund potential working capital needs. No amounts are outstanding on the revolving line of credit or letter of credit facilities as of March 31, 2015.

During the first three months of 2015, the decrease in the cash balance is most significantly related to the $5.2 million cash used in operating activities.  The $5.2 million cash used in operating activities relates to subcontract and material purchases made on active contracts and timing and reductions of billings in excess of costs.

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

As of March 31, 2015, the Company’s total assets exceeded total liabilities by $10.4 million and the Company remains debt free.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: May 8, 2015	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Patrick Gainer
Patrick J. Gainer
Chief Financial Officer