Form 10-Q
period 2015-06-30
Pernix Group, Inc.
filed 2015-08-07
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

On August 6, 2015, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
Assets	(Unaudited) June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$8,136,879	$11,169,169
Restricted cash	1,084,400	1,181,735
Accounts receivable	47,213,478	7,014,352
Inventories	1,930,741	1,592,430
Cost and estimated earnings in excess billings	34,150,203	7,539,080
Prepaid expenses and other current assets	786,611	1,718,569
Total current assets	93,302,312	30,215,335
Property and equipment, net	3,153,015	1,678,438
Other assets	2,279,637	57,741
Goodwill	16,576,048	—
Customer contract intangibles	9,200,000	—
Other intangible assets, net	1,276,801	81,651
Total assets	$125,787,813	$32,033,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,931,714	$12,890,164
Accrued employee compensation and benefits	1,049,692	958,596
Billings in excess of costs and estimated earnings	15,611,551	3,787,661
Dividend payable	368,511	241,387
Other current liabilities	3,056,342	1,964,742
Current maturities on term loan and line of credit	1,581,177	—
Total current liabilities	87,598,987	19,842,550

Other non-current liabilities	2,160,666	—
Long-term debt	1,472,639	—
Total Liabilities	91,232,292	19,842,550

Commitments and contingencies
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, 170,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, $850,000 liquidation preference	1,700	1,700
Series C convertible senior preferred stock, $0.01 par value. Authorized 4,000,000 shares, 2,800,000 shares issued and outstanding at June 30, 2015 and zero shares at December 31, 2014, $28,000,000 liquidation preference	28,000	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and Outstanding	94,037	94,037
Additional paid-in capital	44,436,653	16,137,313
Retained deficit - since September 30, 2012	(11,363,316)	(5,581,731)
Accumulated comprehensive income (loss) - since September 30, 2012	(644,437)	(455,624)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	32,562,637	10,205,695
Non-controlling interest	1,992,884	1,984,920
Total stockholders' equity	34,555,521	12,190,615
Total liabilities and stockholders' equity	$125,787,813	$32,033,165

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues:
Construction revenue	$18,967,323	$28,023,217
Service fees – power generation plant	2,668,682	3,136,937
Other revenue	58,772	80,466
Gross revenues	21,694,777	31,240,620
Costs and expenses:
Construction costs	18,452,790	21,921,306
Operation and maintenance costs - power generation plant	1,129,916	1,507,120
Cost of revenues	19,582,706	23,428,426
Gross profit	2,112,071	7,812,194
Operating expenses:
Salaries and employee benefits	3,478,647	2,564,778
General and administrative	3,962,956	1,914,225
Total operating expenses	7,441,603	4,479,003
Operating income (loss)	(5,329,532)	3,333,191

Other income (expense):
Interest income (expense), net	2,349	1,286
Other expense - related party	(42,916)	(41,210)
Foreign currency exchange loss	(45,388)	(34,324)
Other income, net	40,434	63,826
Total other income (expense)	(45,521)	(10,422)

Consolidated income (loss) before income tax expense	(5,375,053)	3,322,769

Income tax expense	(127,117)	(282,772)

Consolidated net income (loss)	(5,502,170)	3,039,997

Less: Net income (loss) attributable to non-controlling interest	53,691	2,650,105

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(5,555,861)	389,892

Less: Preferred stock dividends	225,724	227,946

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(5,781,585)	$161,946

EPS attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.61)	$0.02
Weighted average shares outstanding – basic	9,403,697	9,403,697
Weighted average shares outstanding – diluted	9,403,697	9,937,157

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Construction revenue	$9,638,753	$14,379,060
Service fees – power generation plant	1,404,595	1,802,117
Other revenue	40,539	38,337
Gross revenues	11,083,887	16,219,514
Costs and expenses:
Construction costs	9,217,411	11,510,066
Operation and maintenance costs - power generation plant	610,874	786,708
Cost of revenues	9,828,285	12,296,774
Gross profit	1,255,602	3,922,740
Operating expenses:
Salaries and employee benefits	1,677,390	1,405,918
General and administrative	2,878,311	920,091
Total operating expenses	4,555,701	2,326,009
Operating income (loss)	(3,300,099)	1,596,731

Other income (expense):
Interest income (expense), net	2,418	961
Other expense - related party	(21,216)	(20,656)
Foreign currency exchange loss	(3,262)	(25,785)
Other income, net	26,932	14,542
Total other income (expense)	4,872	(30,938)

Consolidated income (loss) before income tax expense	(3,295,227)	1,565,793

Income tax expense	(109,349)	(26,951)

Consolidated net income (loss)	(3,404,576)	1,538,842

Less: Net income (loss) attributable to non-controlling interest	84,340	1,325,465

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(3,488,916)	213,377

Less: Preferred stock dividends	113,471	113,501

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(3,602,387)	$99,876

EPS attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.38)	$0.01
Weighted average shares outstanding – basic	9,403,697	9,403,697
Weighted average shares outstanding – diluted	9,403,697	10,024,525

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Consolidated net income (loss)	$(5,502,170)	$3,039,997
Other comprehensive income (loss):
Foreign currency translation adjustment	(252,807)	99,323

Total comprehensive income (loss)	$(5,754,977)	$3,139,320

Net income (loss) attributable to non-controlling interests	$53,691	$2,650,105
Foreign currency translation attributable to non-controlling interests	(63,993)	(21,530)
Total comprehensive income (loss) attributable to non-controlling interest	$(10,302)	$2,628,575
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(5,744,675)	$510,745

	PERNIX GROUP, INC
	AND SUBSIDIARIES
	Condensed Consolidated Statements of Comprehensive Income (Loss)
	(Unaudited)

	Three Months Ended June 30,
	2015	2014

Consolidated net income (loss)	$(3,404,576)	$1,538,842
Other comprehensive income (loss):
Foreign currency translation adjustment	(137,207)	(41,484)

Total comprehensive income (loss)	$(3,541,783)	$1,497,358

Net income (loss) attributable to non-controlling interests	$84,340	$1,325,465
Foreign currency translation attributable to non-controlling interests	(64,223)	(55,150)
Total comprehensive income (loss) attributable to non-controlling interest	$20,117	$1,270,315
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(3,561,901)	$227,043

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Total	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415
Net income	3,039,997	389,892	—	—	—	—	2,650,105
Foreign currency translation adjustment	99,323	—	120,853	—	—	—	(21,530)
Preferred stock dividends	(227,946)	(227,946)	—	—	—	—	—
Stock compensation expense	80,750	—	—	—	—	80,750	—
Change in deferred tax asset valuation allowance subsequent to quasi- reorganization	152,286	—	—	—	—	152,286	—
Balance at June 30, 2014	$14,396,343	$(3,579,487)	$(101,616)	$94,037	$11,700	$14,557,719	$3,413,990

Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920
Net income (loss)	(5,502,170)	(5,555,861)	—	—	—	—	53,691
Foreign currency translation adjustment	(252,806)	—	(188,813)	—	—	—	(63,993)
Issuance of Series C convertible senior preferred stock	28,000,000	—	—	—	28,000	27,972,000	—
Preferred stock dividends	(225,724)	(225,724)	—	—	—	—	—
Stock compensation expense	185,054	—	—	—	—	185,054	—
Net acquisition and distribution of non-controlling interest holders	160,552	—	—	—	—	142,286	18,266
Balance at June 30, 2015	$34,555,521	$(11,363,316)	$(644,437)	$94,037	$39,700	$44,436,653	$1,992,884

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(5,502,170)	$3,039,997
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	105,416	88,891
Quasi-Reorganization adjustments	100,419	174,932
Stock compensation expense	185,054	80,750
Changes in assets and liabilities:
Accounts receivable	(4,044,480)	3,040,868
Inventories	(226,771)	20,094
Cost and estimated earnings in excess of billings	5,234,820	(12,014,733)
Prepaid and other current assets	2,809,312	(67,913)
Accounts payable and accrued expenses	(7,634,422)	(4,220,917)
Billings in excess of cost and estimated earnings	(633,512)	14,015,882
Deferred revenue	—	(4,406)
Net cash (used in) provided by operating activities	(9,606,334)	4,153,445
Cash flows used in investing activities:
Investment in acquisitions	(24,407,585)	—
Capital expenditures	(240,567)	(416,169)
Restricted cash	97,335	—
Net cash used in investing activities	(24,550,817)	(416,169)
Cash flows provided by (used in) financing activities:
Proceeds from sale of preferred stock	28,000,000	—
Proceeds from long-term debt	3,053,816	—
Dividends paid	(98,630)	(200,548)
Net cash provided by (used in) financing activities	30,955,186	(200,548)
Effect of exchange rate changes on cash and cash equivalents	169,675	63,736
Net (decrease) increase in cash and cash equivalents	(3,032,290)	3,600,464
Cash and cash equivalents at beginning of period	11,169,169	19,956,759
Cash and cash equivalents at end of period	$8,136,879	$23,557,223
Cash paid during the period for interest	$—	$—
Cash paid during the period for interest - related party	$—	$—
Cash paid during the period for income taxes	$33,000	$71,762
Supplemental disclosure of non-cash investing and financing transactions:
Accrued preferred stock dividends	$127,124	$27,398

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of June 30, 2015, Pernix Group is over 96% owned by Ernil Continental (“Ernil”), S.A., BVI, Halbarad Group, Ltd., BVI (“Halbarad”), and Affiliates. The Company conducts its operations through the parent and its subsidiaries. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments and manages the Corporate headquarters building operations.

Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, Guam, Africa, Azerbaijan, Kurdistan, United Arab Emirates and in the United States. We provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance (O&M) services.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, valuation of assets and liabilities with respect to business combinations, valuation of options in connection with various share-based compensation plans, insurance accruals, determination of useful lives of intangible assets, and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition— Pernix offers our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue recognition for each of the non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects with the U.S. Government are design/build and design/bid/build contracts with fixed contract prices and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination. Our design/build capacity power generation project for Fiji Electricity Authority (FEA) and our Engineering Activities Building project at the Texas A&M University are fixed price contracts while our construction management contract pertaining to the Nanotechnology Lab at Texas A&M University is a cost plus fee guarantee maximum price (GMP) contract.

The Company only uses approved contract changes in its revenue recognition calculation. The percentage-of completion method of revenue recognition requires that the Company estimate future costs to complete a project based upon the knowledge and experience of the Company’s engineers, project managers and finance professionals. Estimating future costs requires judgement of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 18 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of revenue and in revenue to the extent the contract is complete.

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

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of June 30, 2015 and December 31, 2014, the Company had no significant receivables or payables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing constructions projects and certain balance associated with one of our recent acquisition as described in Note 3.

Inventory — Inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of June 30, 2015 and December 31, 2014, the inventories primarily consist of spare parts used for the diesel power generators of $1.8 million and $1.6 million, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the periods ended June 30, 2015 and 2014.

Goodwill and Other Intangible Assets – The acquisitions discussed in Note 3 resulted in the recognition of goodwill and certain other intangible assets. Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year.

Other intangible assets with determinable lives consist primarily of customer contracts and tradename. These intangibles are amortized over their estimated useful lives, ranging from 2 to 3 years.  There was no amortization expense related to these intangible assets associated with the acquisitions discussed in Note 3 during the three or six months periods ended June 30, 2015 and 2014.

Construction and power contract intangibles – In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As of June 30, 2015 the remaining weighted average life on contract intangible assets is 7.6 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the six months ended June 30, 2015 and 2014 and the remaining balance as of June 30, 2015 was less than $0.1 million.

Income Taxes—Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return, which includes its respective share of earnings from its U.S. subsidiaries. PFL is a Fijian corporation and files a Fijian corporate tax return.

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Effective for the activity commencing on or after January 1, 2015, the state of Illinois has enacted legislation which results in a reduction of the Company’s net deferred tax assets. This impact is offset with a corresponding decrease in valuation allowance, resulting in no impact on net income.

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

The assets and liabilities of the entity which are denominated in currencies other than the Company’s functional currency, are re-measured into the Company’s functional currency using end of period or historical exchange rates. Gains and (losses) associated with these re-measurements are included in other income (expense), net in the consolidated statement of operations. From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At June 30, 2015 and December 31, 2014, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

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

Stock option awards for employees and directors are classified as equity instruments and are valued at the grant date and are not subject to re-measurement. The option valuation is performed using a fair value Black Scholes model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.

3. Acquisitions

BE&K Building Group Acquisition

On June 30, 2015, the Pernix Building Group, LLC (“PBG”), a wholly owned subsidiary of Pernix, acquired a 100% membership interest in KBR Building Group, LLC from BE&K, Inc., a subsidiary of KBR, Inc. pursuant to a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) for $22.0 million in cash subject to working capital adjustments, of which $0.9 million was paid on the acquisition date, based on a net working capital target of negative $6.0 million. The KBR Building Group, LLC is a diversified construction company providing complex construction management and design-build services in a variety of commercial and industrial sectors, including advance manufacturing and is now known as “BE&K Building Group” (“BEK BG”). The addition of BEK BG personnel, resources, past experience and past performance will serve to expand Pernix’s domestic offerings and its commercial market offerings internationally.

dck Pacific Guam LLC & dck-ecc Pacific Guam LLC Acquisition

On June 15, 2015, Pernix Guam, LLC (“PPG”), a wholly owned subsidiary of Pernix, acquired certain assets of dck Pacific Guam LLC (the “LLC”) and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (the  “JV”), (collectively the “PPG Acquisition”) pursuant to a definitive purchase agreement (“the Agreement”) among the Company and dck worldwide Holdings Inc. and dck worldwide, LLC (collectively “dck”) for a purchase price of $1.8 million, of which $0.3 million is subject to certain terms and conditions.

The JV operates on the island of Guam and holds a Design-Build Multiple Award Construction Contract (the “DB-MACC”) with the United States Naval Facilities Engineering Command (“NAVFAC”). The DB-MACC serves as a pre-qualification for future work issued through NAVFAC task orders.  There are four task orders under the DB-MACC. Pursuant to the Agreement, the members of the JV executed an amended and restated operating agreement of the JV (the “Amended JV Agreement”), under which PPG’s membership interest in the JV represents a 96% economic interest in one DB-MACC task order called P-109 for the design and construction of an aircraft maintenance hangar on the island of Guam with a contract value of $53.6 million. In accordance with the Agreement and the Amended JV Agreement, the PPG’s interest, rights and obligations with respect to the JV are limited only to the P-109 task order.  dck and the other members of the JV retain all other interests, rights and obligations with respect to the JV. To that end, the JV entered into an agreement with dck for the completion of all remaining work on the non P-109 (“non P-109”) task orders.  dck will fully indemnify and hold harmless PPG and its affiliates, including the P-109 assets of the JV and PPG’s rights thereto, from and against any and all damages from any claim, to the extent that such claim arises as a result of, or relates to, any non P-109 task order. PPG and its affiliates are also indemnified through a payment and performance bond on the non P-109 task orders.

The Company has determined that the JV is a Variable Interest Entity (“VIE”) in which PPG now holds a 55% membership interest.  PPG is the primary beneficiary of the JV and as a result, consolidates the JV in its entirety.  PPG controls all activities and has a 96% economic interest in the activities of the P-109 project, which represents the most significant remaining activities of the JV.  PPG has no obligation to absorb the expected losses of, nor the right to receive the expected residual returns deriving from non P-109 activity of the JV.  It is expected that the JV activity upon which these short-term balance sheet items are based will be concluded by December 31, 2015, or sooner, and will not impact the Company’s consolidated financial statements after the completion of these non P-109 projects.  The consolidated financial statements include the following assets and liabilities of the JV which relate solely to the non P-109 projects and the Company has no rights or obligations with respect to these items:

Non P-109
Cash and cash equivalents	$601,884
Contract receivables	938,628
Cost in excess of billings and estimated earnings on uncompleted contracts	1,909,580
Contract payables	2,859,444
Billings in excess of costs and estimated earnings on uncompleted contracts	746,222

Purchase Price Allocations

All of the Company’s 2015 acquisitions were accounted for as business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, the assets and liabilities of the acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The results of operations of acquired businesses have been included in the Company’s consolidated statement of operations from their respective dates of acquisition. In accordance with ASC 805, all direct transaction costs relating to the acquisitions were expensed as incurred.

The Company has estimated the fair value of the assets acquired and liabilities assumed at the date of acquisition based upon information available to the Company at the reporting date. The Company is still in the process of finalizing appraisals of tangible and intangible assets in order to complete its purchase price allocation for the acquisitions. Accordingly, management has used its best estimates in the preliminary purchase price allocation as of the date of these financial statements. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company may revise its estimates of fair value to more accurately allocate the purchase price.

The following presents the fair value of the assets acquired and liabilities assumed in the BEK BG and PPG acquisitions, based on their estimated fair values:

	BEK BG	PPG	Total
Consideration:
Cash	$ 22,882,585	$ 1,525,000	$ 24,407,585
Contingent consideration	-	300,000	300,000
Fair Value of Non-controlling interest	-	137,205	137,205
Fair Value of Consideration Transferred	22,882,585	1,962,205	24,844,790

Fair Value of Assets Acquired and Liabilities Assumed:
Restricted cash	-	487,363	487,363
Cost and estimated earnings in excess of billings	26,330,527	5,515,416	31,845,943
Accounts receivable	35,538,329	616,317	36,154,646
Inventory	-	111,570	111,570
Other assets	1,564,526	450,033	2,014,559
Fixed assets	-	1,270,761	1,270,761
Intangibles assets	10,400,000	-	10,400,000
Billing in access of costs and estimated earnings	(11,715,545)	(741,857)	(12,457,402)
Accounts payable and accrued expenses	(54,671,072)	(5,747,398)	(60,418,470)
Other current liabilities	(1,140,228)	-	(1,140,228)
Total Identifiable Net Assets	6,306,537	1,962,205	8,268,742
Goodwill	16,576,048	-	16,576,048
	$ 22,882,585	$ 1,962,205	$ 24,844,790

Acquired intangible assets consist primarily of contract-related intangibles and tradename, which are being amortized on a straight-line basis over the weighted average life of the contract or tradename of approximately three and two years, respectively. The 2015 acquisitions resulted in the recognition of goodwill totaling $16.6 million. Transaction costs associated with these acquisitions incurred during the six and three months ended June 30, 2015 were $1.7 million and $1.6 million, respectively.

The amounts assigned to goodwill and intangible asset classifications for the 2015 acquisitions are all recorded in the General Construction segment as follows:

General Construction Segment
Identifiable intangibles:
Goodwill	$16,576,048
Customer contracts / backlog	9,200,000
Tradename	1,200,000
Total intangible assets	$26,976,048

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and six months ended June 30, 2015 and 2014, assuming that the 2015 acquisitions had taken place on January 1, 2014.

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Revenues
As reported	$21,694,777	$31,240,620	$11,083,887	$16,219,514
Pro forma	156,102,038	196,506,014	69,085,021	83,077,033

Net income (loss) attributable to common stockholders
As reported	(5,781,585)	161,946	(3,602,387)	99,876
Pro forma	(4,593,162)	5,822,311	(3,236,825)	1,543,257

Basic earnings per share
As reported	(0.61)	0.02	(0.38)	0.01
Pro forma	(0.49)	0.62	(0.34)	0.16

Diluted earnings per share
As reported	(0.61)	0.02	(0.38)	0.01
Pro forma	$(0.49)	$0.59	$(0.34)	$0.15

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the periods presented, such as estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

4. Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest” (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. An entity should apply the guidance on a retrospective basis, with applicable disclosures for a change in an accounting principle. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Management does not expect the adoption of ASU 2015-03 to have a material impact on the Company's financial position, results of operations or cash flows.

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

5. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at June 30, 2015 and 2014 and from construction contractual agreements on which work has not yet begun. The following summarizes changes in backlog on construction contracts during six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Beginning balance	$21,501,972	$37,125,652
New construction contracts / amendments to contracts	190,021,442	57,310,696
Less: construction contracts revenue earned	18,967,323	28,023,217
Ending balance	$192,556,091	$66,413,131

The table does not include revenue associated with our long term contract or memorandum of understanding for power operating and maintenance services or construction segment stipend income that is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work. The table includes the fees associated with contracts under the cost plus fee contractual arrangement. The Company obtained contracts with remaining backlog of approximately $129.1 million and $45.8 million in connection with the acquisitions of BEK BG and PPG, respectively. The Company has recorded a provision for losses of approximately $1.2 million each on two of its projects as of June 30, 2015 based on estimated costs in excess of contract revenue. One project was completed in April 2015 while the other project is expected to be completed by December 2015. The Company assumed a loss contract in connection with the acquisition of BEK BG. This project is 24% complete with estimated contract costs in excess of contract revenue of approximately $0.9 million.

6. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of June 30, 2015 and December 31, 2014 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	June 30, 2015	December 31, 2014
Cost incurred on uncompleted contracts	$97,906,941	$188,834,649
Estimated earnings	4,037,690	18,548,783
Total cost and estimated earnings on uncompleted contracts	101,944,631	207,383,432
Less: Billings to date	102,794,520	203,632,013
Plus: Acquired net costs and estimated earnings in excess of billings	19,388,541	—
Net	$18,538,652	$3,751,419

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$34,150,203	$7,539,080
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,611,551)	(3,787,661)
	$18,538,652	$3,751,419

7. Short-term and Long-term Borrowings

Pernix Guam

On June 15, 2015, Pernix Guam, LLC entered into a five year term loan agreement with Australia New Zealand Banking Group Limited (ANZ) in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.25% at June 30, 2015). The line of credit matures one year from the date of the note.  The interest rate applicable to this facility is the Asian Prime rate plus 0.5% (3.75% as of June 30, 2015). Principal and interest are to be paid monthly for both facilities.

Loan origination fees equal 1.00% of each loan amount.  Neither facility has prepayment penalties.  As of June 30, 2015, $1.83 million and $1.23 million was outstanding on the term loan and line of credit, respectively.  Interest expense for the six months ended June 30, 2015 was nominal. The term loan and line of credit are subject to annual covenants to be maintained for the term of the loan, which includes maintaining backlog of at least $20.0 million, a “gearing ratio” that limits net total liabilities to shareholder funds to 2.50:1 and a “debt service coverage ratio” of 1.25:1 EBITDA to debt and interest. Pernix Guam, LLC was in compliance with all covenants as of June 30, 2015.

Pernix Group, Inc. and Pernix RE, LLC

On November 14, 2014, PGI and Pernix RE, LLC entered into loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at Prime rate (3.25% at June 30, 2015) plus 4% for standby letters of credit and Prime rate plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC.

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among others, the requirement of the Company to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. The Company was in compliance with all covenants as of June 30, 2015 and December 31, 2014, and therefore, the full amount of borrowing capacity was available to be drawn upon.

No amounts were outstanding under the revolving credit facility or letter of credit facility as of June 30, 2015 and December 31, 2014.  The Company’s primary use of the revolving credit facility is to fund potential working capital needs.

PFL Debt Agreements

On March 12, 2015, the FJD line of credit was increased to FJD 10.8 million ($5.3 million USD) from FJD 5.0 million ($2.5 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. Furthermore, in March 2015, the Company established a temporary overdraft facility of FJD 1.0 million ($0.5 million USD) and the Euro facility of 17.7 million was reduced to Euro 6.1 million ($6.8 million USD as of June 30, 2015). The FJD line of credit matures on September 30, 2015.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of June 30, 2015), a corporate guarantee of FJD 4.0 million ($1.9 million USD as of June 30, 2015) issued by PGI to ANZ, an Unconditional, Irrevocable and On Demand Stand by letter of credit given by Fiji Electricity Authority to ANZ, and a restricted cash term deposit of FJD 0.8 million ($0.5 million USD as of June 30, 2015). The remaining terms and conditions of the line of credit agreement remain substantially the same after the amendment.

The Company paid a FJD 0.03 million ($0.01 USD) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum at June 30, 2015). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, Euro 6.1 million ($6.8 million USD as of June 30, 2015) was issued in a documentary letter of credit to Wartsila Finland OY to facilitate the supply of four new heavy fuel generator plants of 35MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility. There was Euro 4.6 million ($5.2 million USD) drawn on the letter of credit as of June 30, 2015. At June 30, there were no balances outstanding under the line of credit.

In connection with the line of credit, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of June 30, 2015, the PFL gearing ratio is 1.20 and PFL is in compliance with all covenants.

8. Stockholders’ Equity

Preferred Stock—The Company has 5,500,000 shares of authorized Preferred Stock. 1,000,000 of these shares have been designated as Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock), 400,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) and 4,000,000 shares have been designated Series C Cumulative Convertible Preferred Stock (Series C Preferred Stock).

Series C Preferred Stock - In June, 2015 the Company sold 1,540,000 and 1,260,000 shares of Series C Preferred Stock (par value $0.01) to Ernil and Halbarad, respectively for $10.00 per share, resulting in proceeds received by the Company of $28.0 million. There were two separate investment transactions for both Ernil and Halbarad.  Ernil purchased 550,000 and 990,000 shares and Halbarad purchased 450,000 and 810,000 shares of Series C Preferred Stock on June 10, 2015 and June 26, 2015, respectively.  The Company used the proceeds to fund the acquisition of the BEK BG and related operating activities. From and after July 1, 2015, holders of Series C Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8%. From July 1, 2015 through July 1, 2016, all dividends accrued will be paid to the holder of Series C Preferred Stock in the form of the Company’s common stock valued solely for these purposes at $4.48 per share.  Thereafter, such dividends will be payable in cash, bi-annually on January 1 and July 1 in arrears.  Series C Preferred Stock have no voting rights and rank senior to common stock and are on parity with Series A and Series B preferred stock.  As of June 30, 2015, 2,800,000 shares of the Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is convertible into 2,800,000 shares of Pernix Group common stock at the Company’s option and have a liquidation preference of $10.00 per share. No dividends were paid on the Series C Preferred Stock during the three and six months ended June 30, 2015. As of December 31, 2014, no Series C Preferred Stock had been issued.

Series A Preferred Stock - As of June 30, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock and are on parity with Series B and Series C preferred stock.  The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. During the three and six months ended June 30, 2015 and 2014, the Company issued no Series A Preferred Stock. As of June 30, 2015, $99,726 of dividends related to the Series A Preferred Stock were accrued and as of December 31, 2014, no dividends related to the Series A were accrued and the dividends incurred and paid were $100,822.

Series B Preferred Stock - As of June 30, 2015 and December 31, 2014, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A and Series C Preferred Stock with respect to dividends and upon liquidation. During the three and six months ended June 30, 2015 and 2014, the Company issued no Series B Preferred Stock. As of June 30, 2015 and December 31, 2014, preferred stock dividends of $268,785 and $241,387, respectively, were accrued. The dividends for both quarters ended June 30, 2015 and 2014 were $13,623. No dividends were paid during the quarters ended June 30, 2015 and 2014.

Common Stock —As of June 30, 2015 and 2014, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

9. Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the six months ended June 30, 2015 and 2014 is provided as follows:

	Six Months Ended June 30
	2015	2014
Numerator — Net income (loss) attributable to stockholders	$(5,555,861)	$389,892
Less: Preferred stock dividends	225,724	227,946
Basic net income (loss) available to common stockholders	(5,781,585)	161,946

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	9,937,157

Basic and dilutive net earnings (loss) per share	$(0.61)	$0.02

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended June 30, 2015 and 2014 is provided as follows:

	Three Months Ended June 30
	2015	2014
Numerator — Net income (loss) attributable to stockholders	$(3,488,916)	$213,377
Less: Preferred stock dividends	113,471	113,501
Basic net income (loss) available to common stockholders	(3,602,387)	99,876

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	10,024,525

Basic and dilutive net earnings (loss) per share	$(0.38)	$0.01

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company’s outstanding stock options and non-participating convertible preferred stock, whose conversion may be in cash or stock at the Company’s option, is excluded from the calculation of diluted earnings per share for all periods since inclusion would be anti-dilutive.  For the three and six months ended June 30, 2015 and 2014, the number of anti-dilutive potential common shares excluded from the computation of diluted earnings per share were 4,933,425 and 1,982,532, respectively.

10. Compensation Plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP. On February 8, 2014, 375,000 options were granted and an additional 1,050,000 options were granted in September 2014, all with a three year vesting schedule.  As of June 30, 2015, a total of 1,347,000 options remain outstanding.

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

2012 Employee Incentive Stock Option Plan (ISOP) - The 2012 Incentive Stock Option Plan provides for the issuance of qualified stock options to employees. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of June 30, 2015, a total of 226,000 options were outstanding under this plan. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black-Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows.  There were no options exercised during the three and six months ended June 30, 2015 or 2014. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the six months ended June 30:

	2015		2014
EIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	1,395,000	$1.55	—	$	N/A
Granted	—	N/A	375,000		2.07
Exercised	—	N/A	—		N/A
Forfeited / expired	48,000	2.07	7,000		2.07
Options outstanding, at June 30	1,347,000	1.53	368,000		2.07
Options exercisable, at June 30	165,943	$2.07	50,000		$2.07

	2015		2014
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at June 30	78,500	2.09	78,500	2.09
Options exercisable, at June 30	62,513	$2.09	35,166	$2.09

	2015		2014
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	283,500	$2.09	379,000	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	57,500	2.09	5,250	2.09
Options outstanding, at June 30	226,000	2.09	373,750	2.09
Options exercisable, at June 30	161,570	$2.09	134,166	$2.09

The following table summarizes information about stock options outstanding at June 30, 2015:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,347,000	8.6	$1.53	$4,284,210

LTIP	78,500	7.6	$2.09	$32,185

ISOP	226,000	7.3	$2.09	$68,060

The weighted average grant date fair value of options outstanding at June 30, 2015 and 2014 was $0.84 and $0.93, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2014 grant

Risk-free interest rate	1.75% - 1.80%
Dividend yield	0.0%
Expected volatility	45.0%
Expected life in years	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group as over 96% of our shares are held by four owners and therefore, there is limited trading volume. The weighted average expected life in years for all grants is calculated for each year. The Company estimated a forfeiture rate of 25% on all employees except for a forfeiture rate of 5% for one executive employee.  These rates will be used going forward subject to refinement as experience changes.

Total share-based compensation expense for each of the six months and three months ended June 30, 2015 was $0.2 million and less than $0.1 million, respectively. Total share-based compensation expense for each of the six months and three months ended June 30, 2014 was $0.1 million. As of June 30, 2015 and 2014, there was $0.6 million and $0.5 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 3.5 years, which is equivalent to the average vesting period.

The Company received no cash during the periods ending June 30, 2015 and 2014, respectively, related to stock awards exercised as only 392,776 options were vested as of June 30, 2015 and no options were exercised during the periods. The unvested options at June 30, 2015 have a total intrinsic value of $0.5 million and the vested options have no intrinsic value based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. 105,500 options and 12,250 options were forfeited or cancelled during the first six months of 2015 and 2014, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $5,000 per employee ($4,000 in 2014). The Company incurred $59,413 and $71,445 of expense associated with the 401K match during the six months ended June 30, 2015 and 2014, respectively and $19,992 and $29,485 of expense during the three months ended June 30, 2015 and 2014, respectively.

11. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of June 30, 2015) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of June 30, 2015) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD) as of June 30, 2015.

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

12. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Pernix Group may utilize foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2015 or 2014. From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of June 30, 2015 the Company had a FJD 4.0 million ($2.0 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are outstanding under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of June 30, 2015. In December 2012, the Company was awarded a $1.6 million project to install 33MW cable in the Solomon Islands and began the execution in 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is complete as the 33MW cable has been installed and commissioned as of the first quarter of  2015 and the Company does not anticipate any payment risk under this guarantee as of June 30, 2015.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Guam, Fiji and Vanuatu as of June 30, 2015. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of June 30, 2015 and December 31, 2014, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $6.7 million and $8.6 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of June 30, 2015 and December 31, 2014, the amount of bank deposits in these financial institutions was $0.7 million and $2.3 million, respectively. These foreign bank deposits include our restricted cash.

13. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at June 30, 2015. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC and Pernix have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of less than $0.1 million during each of the six and three month periods ended June 30, 2015 and 2014 under this agreement.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters prior to the Company’s purchase of the land and building in March 2013. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix assumed as lessor the lease to Computhink. The lease term ends April 30, 2016 and Computhink rent amounts to $5,552 per month, with a 3% rent escalation clause. The Company’s charges to Computhink were less than $0.1 million for each of the six and three month period ended June 30, 2015 and 2014.

Total related party accounts receivable and payables, net are summarized as follows:

	June 30, 2015	December 31, 2014
Accounts receivable from Computhink	$17,675	$68,463
Accounts payable to SHBC	—	(13,800)
Totals	$17,675	$54,663

14. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$18,967,323	$2,668,682	$58,772	$21,694,777
Interest income (expense), net	71	2,278	—	2,349
Other expense- related party	(42,916)	—	—	(42,916)
Depreciation and amortization - pre quasi-reorganization	13,690	42,568	49,158	105,416
Income tax benefit (expense)	(14,080)	(113,037)	—	(127,117)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(3,586,290)	602,000	(2,797,295)	(5,781,585)
Total capital expenditures	112,904	108,140	19,523	240,567
Total assets	$110,676,561	$7,855,261	$7,255,991	$125,787,813

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$28,023,217	$3,136,937	$80,466	$31,240,620
Interest income (expense), net	—	(1,979)	3,265	1,286
Other expense- related party	(41,210)	—	—	(41,210)
Depreciation and amortization - pre quasi-reorganization	18,069	54,728	35,063	107,860
Income tax benefit (expense)	(103,920)	(167,701)	(11,151)	(282,772)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	1,599,863	875,923	(2,313,840)	161,946
Total capital expenditures	283,672	54,195	78,302	416,169
Total assets	$18,717,044	$20,220,991	$7,941,979	$46,880,014

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$9,638,753	$1,404,595	$40,539	$11,083,887
Interest income (expense), net	71	2,347	—	2,418
Other expense- related party	(21,216)	—	—	(21,216)
Depreciation and amortization - pre quasi-reorganization	11,224	33,444	10,484	55,152
Income tax benefit (expense)	(33,016)	(76,333)	—	(109,349)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(2,381,401)	295,781	(1,516,767)	(3,602,387)
Total capital expenditures	112,904	46,556	-	159,460
Total assets	$110,676,561	$7,855,261	$7,255,991	$125,787,813

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$14,379,060	$1,802,117	$38,337	$16,219,514
Interest income (expense), net	—	(571)	1,532	961
Other expense- related party	(20,656)	—	—	(20,656)
Depreciation and amortization - pre quasi-reorganization	11,762	34,322	28,914	74,998
Income tax expense	51,324	(83,781)	5,506	(26,951)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	585,115	576,826	(1,062,065)	99,876
Total capital expenditures	170,442	27,641	61,680	259,763
Total assets	$18,717,044	$20,220,991	$7,941,979	$46,880,014

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Property and Equipment - Net
Location – Revenue and net fixed assets	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	June 30, 2015	Dec 31, 2014

United States	$ 13,053,531	$ 27,258,101	$ 1,293,156	$ 1,247,444
Fiji	8,029,593	3,341,751	317,876	136,570
Vanuatu	611,653	640,768	10,138	2,509
Guam	—	—	1,270,761	—
Other	—	—	261,084	291,915
Total revenue and net fixed assets	$ 21,694,777	$ 31,240,620	$ 3,153,015	$ 1,678,438

	Total Revenue
Location – Revenue and net fixed assets	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

United States	$ 6,334,950	$ 13,784,831
Fiji	4,462,818	2,190,213
Vanuatu	286,119	244,470
Total revenue and net fixed assets	$ 11,083,887	$ 16,219,514

Major Customer

During the six months ended June 30, 2015, the Company generated approximately 87% of its total revenue through three major customers.  The Bureau of Overseas Buildings Operations (OBO) is a major customer primarily through the award of five projects since 2011 that generated revenues of $4.0 million and $20.9 million for the six months ended June 30, 2015 and 2014, respectively, accounting for 19% and 67% of total revenue for the respective periods.  The FEA is a major customer through two construction projects awarded in 2015 and 2014 for the Company’s ongoing power generation agreement.  During the first six months of 2015 and 2014, revenues generated from FEA were $8.0 million and $3.3 million, or 38% and 11% of total revenues for the respective periods.  Total revenues generated in the first six months 2015 and 2014 from the third major customer were $6.3 million and $6.2 million, or 30% and 20% of total revenues for the respective periods.

15. Income taxes

The income tax expense for the first six months ended June 30, 2015 of approximately $127,000 is comprised of a domestic current state income tax expense of approximately $14,000 and a current foreign tax expense of approximately $113,000 for PFL. There was no interest or penalties for the first six months. The $0.3 million income tax expense for the first six months ended June 30, 2014 reflects a domestic current deferred tax expense of approximately $152,000 and a current expense from PFL of $131,000. The domestic tax was a non-cash expense as net operating loss carryforwards (NOLs) offset the liability. The use of these NOLs was recorded as a credit to additional paid in capital in connection with accounting rules for quasi-reorganizations.

As of June 30, 2015, the Company has total net operating and capital loss carryforwards from U.S. operations of approximately $76.2 million.  The Company’s deferred tax assets at June 30, 2015 consist primarily of the deferred tax assets related to those loss carryforwards. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of June 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance on $29.5 million and $26.2 million of net deferred tax assets, respectively.

16. Subsequent Events

On July 6, 2015, Pernix Guam entered into a line of credit agreement with ANZ bank for $0.7 million for the importation of equipment relating to a contract with Guam Power Authority which matures December 15, 2015. The interest is based on the Asian Prime rate plus 0.5%.  Principal and interest are to be paid monthly.  Loan origination fees equal 1.00% of each loan amount and there are no prepayment penalties.  The line of credit is subject to the same covenants as outlined in Pernix Guam LLC term loan with ANZ bank in Note 7.

On July 14, 2015, the Company entered into a two year term loan agreement with Bent Marketing LTD, an affiliate of a major shareholder, for $6.0 million. The loan is to be granted in two installments, $3.0 million on July 15, 2015 and $3.0 million on August 15, 2015. Interest will accrue at 4.5% and will be paid quarterly.  The term loan matures on August 15, 2017 at which time the principal and all unpaid interest is due.

On July 21, 2015, PFL entered into a 2 year working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for FJD 3.0 million. Interest is to be paid monthly at an annual rate of 6.8% with the principal and any unpaid interest due at maturity. There is a two month of interest prepayment penalty.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2014 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended June 30, 2015 and 2014 as the “second quarter of 2015” and the “second quarter of 2014”, respectively.

Company Overview

Pernix has full-scale construction and management capabilities, with subsidiaries in the South Pacific islands of Fiji and Vanuatu, Guam, Africa, Azerbaijan, Kurdistan, United Arab Emirates and in the United States. With over 400 employees, we provide our services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance (O&M) services.

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

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success.  The Company has transformed over the past several years noting the following achievements:

• acquired BE&K Building Group

• acquired dck Pacific Guam, LLC and dck-ecc Pacific Guam, LLC Joint Venture Interest

• expanded vendors, subcontractors and project partners globally

• remained substantially debt free

• $76.2 million of net operating and capital loss carryforwards

Pernix Group provides its customers with solutions that meet their time and budget constraints. In doing so, Pernix Group developed strong partner and customer relationships, which are the drivers behind contracts and sole source awards and related change orders the Company received in 2014 and to date in 2015 totaling over $77 million.

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

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By working with “best in class” subcontractors and partners, Pernix Group is able to provide the best fit to fulfill our customers’ project requirements. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix Group the ability to offer its customers a best in class solution to their construction needs, worldwide. These strategic partnerships not only assist Pernix Group in winning larger projects or projects we cannot qualify on our own, but also mitigate cost, design and other risks, provide experience and resources, expand business relationships with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

On June 15, 2015, Pernix Guam LLC (“PPG”) acquired certain assets of dck Pacific Guam LLC, including Guam-based experienced operations and sales personnel, and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (collectively “PPG acquisitions”). PPG provides design-build, program management, construction management-at-risk and general construction services.  PPG has construction expertise in the military, retail, hospital, industrial, commercial and healthcare end markets.  The PPG acquisition establishes a sizable and reputable platform in the region with the ability to pursue opportunities across the Pac Rim. As part of the acquisition, PPG obtained rights to a $53.6 million project called P-109 for the design and construction of an aircraft maintenance hangar on the island of Guam.

BE&K Building Group (“BEK BG”) was acquired on June 30, 2015. BEK BG is a diversified domestic construction services company serving advance manufacturing, industrial, life sciences research & development, commercial/mixed use and institutional clients.  BEK BG offers a variety of construction services and project delivery methods including; construction management, design-build, general contracting, preconstruction, project management and integrated project delivery. The BEK BG acquisition provides approximately $129.1 million in backlog.

Many of our construction projects are for governmental owners, such as the US Department of State’s Bureau of Overseas Buildings Operations (OBO) as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competencies. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional partners, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed, allowing for business growth and achievement of customer satisfaction, which is evidenced by the stream of awarded contracts from OBO to Pernix and Pernix-Serka Joint Venture (PSJV).

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

In 2014 and 2013, OBO awarded two projects to PSJV totaling approximately $17.4 million in original contract value. The first award during the two year period was announced on May 30, 2013, when OBO awarded a $6.6 million sole source contract to PSJV to construct various security upgrade related structures at the U.S. Embassy in Baku, Azerbaijan (the Baku project). Throughout the Baku project, change orders in the amount $1.8 million were received for various additional work to be performed. The Baku project began in mid-2013 and substantial completion was reached in September 2014. The second project award was announced on September 3, 2013, when PSJV was awarded a $10.8 million contract by OBO for the installation of a rainwater capture and storage system at the U.S. Embassy in Freetown, Sierra Leone (the Freetown project) and received project change orders in the amount of $2.1 million. The Freetown project includes site improvements, rainwater capture and storage systems, conveyance infrastructure, and water treatment for this embassy compound located in West Africa.

On December 17, 2013, the Company received the full notice to proceed on the Freetown project.  During 2014 and early 2015 the project has incurred several time delays due to the Ebola virus outbreak in the region.  However, during March 2015 the Company re-deployed project personnel and the project has re-commenced construction progress.  Additionally, PSJV participates in a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The IDIQ provides PSJV with the opportunity to bid on a significant number of task orders for Containerized Housing Units (CHU) and Modular Office Units to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PSJV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one base year or option year and $2.0 billion over the life of the contract should all four option years be exercised. PSJV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded three contracts with revenue totaling over $230 million under this program since April 2011.

In addition, in December 2014, OBO exercised Option Year 4 under our base CHU IDIQ contract extending the period within which additional Task Orders can be awarded to PSJV into January 2016.

In the second quarter of 2011, the Company received an award notification from the OBO for an $18.1 million embassy rehabilitation project in Niger, Africa. On August 3, 2011 we received a Limited Notice to Proceed on the procurement and shipping of items that will be required for the project. On August 16, 2011 OBO exercised a bid alternate for this project valued at $6.4 million to renovate additional office spaces; and thereafter, approximately $3.5 million of additional change orders bringing the total contract value for the Niger rehabilitation project to $28.0 million as of June 30, 2015. Pernix established a limited liability company in Niger in connection with this contract. In July, 2012, Pernix Group, Inc. received the full Notice to Proceed (NTP). Construction activity on this project began during the first quarter of 2012 and was substantially complete as of April 2015.

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

On January 22, 2015, the Department of the Army’s U.S. Army Corps of Engineers awarded Pernix-Kaseman JV (a newly formed Limited Liability Company in which the Company owns 51%) a contract award totaling $11.6 million to construct a Communications Center Special Area at Camp Humphrey in South Korea. The project is approximately 8% complete as of June 30, 2015.

On June 15, 2015, Pernix acquired a 55% membership interest in dck-ecc Pacific Guam joint venture, which is executing a $53.6 million contract with the Naval Facilities Engineering Command for the design and construction of an aircraft maintenance hangar to provide operational and maintenance facilities for the 1st Marine Aircraft Wing at Andersen Air Force base in Guam. Pernix assumed a 96% economic interest in the rights and obligations of the JV with respect to the aircraft maintenance hangar project, while the other members of the JV retain the rights to all other projects of the JV. This project is approximately 17% complete as of June 30, 2015.

We believe our experience and track record in Fiji and ongoing experience in Niger, Freetown and Baku demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or US Government projects as the Department of State intends to build, rehab or upgrade more than 33 embassy and consulate facilities in the 2015-2018 timeframe.

Pernix LTC JV (PLTC) is a joint venture with LTC Corp (LTC) in which Pernix is the majority owner. PLTC was formed to pursue a project on the campus of Texas A&M University in early 2014. The PLTC awarded project, including change orders totaled $25.5 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014. Pernix has worked with LTC’s trustee in order to have the estate waive all claims against Pernix and PLTC. In April 2015, Pernix became the sole member of the joint venture and individually performed on the project. The LTC bankruptcy filing has not negatively impacted Pernix, the venture or the project, which was completed in June 2015.

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

Pernix focuses on operating efficiency and reliability while maintaining safety, security and environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities in which our operators work and live. Pernix Group power segment employees are not transient operators but rather ones who live and work in the community and depend upon the same power being provided to our customers.

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

Engineering, Procurement and Construction (EPC)

Pernix Group relies on our construction capability and strong affiliation with world-class design firms, equipment manufactures and subcontractors to provide comprehensive global power EPC solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires to ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide startup and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for start-up as well as future operations and maintenance.

Operations and Maintenance (O&M)

Pernix Group’s Power O&M services provide an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant processes, performance, reliability and customer service. Our focus is to ensure a safe and efficient working environment while reducing costs as circumstances allow.

Pernix’s O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. We perform an audit of a customer’s operations and provide a comprehensive plan, including timelines for assuming responsibility of the operation, as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensure efficient and long term operation of equipment. In all cases, Pernix Group makes every effort to hire and train local staff. This is part of our commitment to bring jobs and add value to the communities where we work and serve.

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

Current Power Operations

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and contributed $2.7 million, or 12.7% of our first six months of 2015 revenue.  Although the revenue from our Power operations represents just 12.7% and 10.0% of consolidated revenue during the first six month of 2015 and 2014, respectively, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations. In addition to the fees generated through power generation service the power segment sourced two construction projects in Fiji and the Solomon Islands that contributed $6.2 million of revenue in the first six months of 2015 and $23.8 million of revenue during the year-ended December 31, 2014.

Pernix Fiji Limited

PFL is a subsidiary of Pernix that conducts power generation activities in Fiji. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel-fired power generation plants and to sell electrical power produced on a wholesale level at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in May 2023 and include management of a total of 74.3MW of diesel power generation installed capacity in Fiji. In November 2014, Fijian Holdings Limited (FHL), an unrelated first party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

The Company operates two power plants in Fiji.  The Kinoya Power Plant, situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 50.1MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24.2MW for a total combined installed capacity of 74.3MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relevant to power plant operations such as Labor Industrial Act and Environmental Act, and complies with manufacturers guidelines by applying prudent engineering practices in the operation and maintenance of the power plant in both locations.

In early 2014, PFL was awarded a $30.1 million contract to design, supply, install and commission 36MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro supply contract with Wartsila Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver 4 engines and related equipment (the offshore work) and to provide technical assistance during installation and commission of the engines at the Kinoya power station.

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

Corporate Segment

The Corporate segment covers the indirect activities supporting the Company’s construction and power activities. The Corporate segment earnings consist of non-related party rental revenue generated from the Company’s headquarters in Lombard, IL.

Executive Summary

The Company is very excited about the transformation and diversification in conjunction with our recent acquisitions. These will strengthen our Department of State (DOS) and commercial businesses including our Pac Rim region, which positions us for significant organic and inorganic growth.

We have successfully completed two projects at Texas A&M University during the first half of 2015. We are also planning to complete four additional projects in the second half 2015 along with a number of newly acquired BEK BG projects. We are actively pursuing four major DOS projects with potential award expectation in the second half of 2015, some of which were expected in the first half of 2015.

In relation to our recent BEK BG and dck acquisitions, we retained the leadership, operational and functional teams of both acquisitions. They will continue to serve, grow and utilize customer and supplier relationships which will provide the Company with the capabilities to further strengthen and leverage global opportunities.

During the first six months of 2015 and 2014, the Company generated revenues of $21.7 million and $31.2 million, respectively. Power generation revenue decreased $0.5 million while construction revenue decreased 32%. Notably, there were ten active construction contracts in the first six months of 2015 compared to eight active construction contracts in the first six months of 2014, reflecting the success of the Company’s efforts to diversify its customer base and build a domestic presence. New awards and related change orders and with contract value in excess of $15.5 million were granted to the Company in the first six months of 2015 and with the completion of two acquisitions in June 2015, our backlog at June 30, 2015 is strong at $192.6 million.

Gross profit for the first six months of 2015 was $2.1 million or $5.7 million lower than in the prior year period driven primarily by completion of the Sather and Baku projects in 2014 which carried higher recognized margins and recognition of additional costs of approximately $2.0 million associated with two loss contracts in 2015. Gross profit from our Power Generation business was $1.5 million and $1.6 million for six months ended June 30, 2015 and 2014, respectively, or $0.1 million lower in the first six months of 2015 compared to the prior year period. Although the revenue from our Power Generation segment generally represents approximately 10% to 13% of consolidated revenue, it accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 20 year concession deed with Fiji Electricity Authority (FEA) that expires in 2023 while the other (Vanuatu Utilities and Infrastructure (VUI)) is considered temporary until VUI completes its retendering process as previously discussed.

Management continues to keenly focus on bidding on, and winning, new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $76.2 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

Total revenues decreased $9.5 million or 30.6%, to $21.7 million for the first six months of 2015 compared to the first six months of 2014. This decrease is comprised of a $9.1 million reduction in construction revenue and a $0.4 million decrease in power generation and other revenue. The Construction revenue decrease was driven by the continued completion of existing projects previously awarded and the delay of expected awards, which was partial offset by the award of four new contracts in 2015 and the second half of 2014.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the first six months of 2015 relate to ten construction contracts for five customers while the first six months of 2014  construction revenue related to eight contracts for four customers. The $9.1 million decrease in the first six months of 2015 construction revenue is primarily attributable to a $5.7 million reduction reflecting the substantial completion of the Sather Containerized Housing Unit (CHU) project in January 2014 as well as a lower level of activity related to the Niger Embassy rehabilitation project ($3.0 million reduction), Azerbaijan Security Upgrade project ($3.7 million reduction) and Freetown Embassy project ($4.6 million reduction) which was due to delays associated with the Ebola virus and re-deployment of project personnel. These reductions were largely offset by $2.2 million of revenue increases associated with two new contracts awarded in the first quarter of 2015, higher level of activity on two projects that were previously awarded in early to mid-2014, and $1.2 million associated with the PPG acquisition.

The scope of projects generating revenue in the first half of 2015 includes upgrades or rehabilitations of several U.S. Embassies, design and construction of a 36MW expansion of a power generation facility, a nanotechnology laboratory, an engineering activities building in Texas, the design and construction of an aircraft maintenance hangar, the wind down of construction of Containerized Housing Units (CHUs) in Iraq, as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects are consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that eight of the ten currently active projects will be completed during 2015 with the remaining project driving toward completion by early 2016 and 2017.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $2.7 million and $3.1 million for the first six months of 2015 and 2014, respectively, a $0.5 million decrease over the prior year period, driven primarily by lower diesel power usage due to higher water levels in Fiji driving lower diesel demand, higher planned and unplanned maintenance and the strengthening of the USD dollar against the FJD dollar.

Costs and Expenses

General Construction Costs. Total construction costs, including related party construction costs, decreased $3.5 million to $18.5 million related to the aforementioned revenue activity and incremental cost associated with time delays on the Freetown project in conjunction with the Ebola virus and re-deployment of project personnel.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs decreased $0.4 million or 25.0% to $1.1 million for the first six months of 2015 compared to $1.5 million for the first six months of 2014, reflecting lower maintenance expense incurred in the first six months of 2015 in Kinoya partially offset by higher maintenance activities expense in the first six months of 2015 in Vuda.

Gross Profit

Gross profit decreased $5.7 million to $2.1 million, for the first six months of 2015, from $7.8 million in the prior first six months, primarily due to substantial completion of Sather in 2014 and the timing of Baku which had higher recognized margins in 2014, and recognition of $2.0 million of additional costs associated with two loss contracts in 2015.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.9 million to $3.5 million for the first six months of 2015 compared to the prior year first six months reflecting the full period costs associated with key personnel that were added throughout 2014 and continued personnel investment in 2015 to accommodate growth strategies.

General and Administrative Expenses. General and administrative expenses increased $2.0 million to $4.0 million in the six months of 2015 compared to prior year first six months primarily reflecting $1.7 million of non-recurring transaction costs associated with our two acquisitions. Transaction costs were nominal 2014.

Other Income (Expense)

Other income (expense) was consistent at less than $0.1 million of expense and income for the first six months of 2015 and 2014.

Pretax Income (Expense)

Consolidated pretax income (expense) decreased $8.7 million to a pretax loss of ($5.4) million for the first six months of 2015 compared to pretax income of $3.3 million for the prior year period, primarily due to reduced gross profit on lower revenue and $2.2 million of additional costs recognized on loss contracts and increased operating expenses driven by our continued personnel invest and non-recurring transaction costs associated with our June acquisitions.

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net income (loss) was ($5.8) million and $0.2 million for the first six months of 2015 and 2014, respectively, reflecting lower construction revenue and gross profit, and higher general and administrative expenses as described above.

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

Total revenues decreased $5.1 million or 31.7%, to $11.1 million for the second quarter of 2015 compared to the second quarter of 2014. This decrease is comprised of a $4.7 million reduction in construction revenue and a $0.4 million decrease in power generation and other revenue. The Construction revenue decrease was driven by the continued completion of existing projects previously awarded and the delay of expected awards, which was partial offset by the award of four new contracts in 2015 and the second half of 2014 and Pernix Guam revenue associated with our June acquisition.

General Construction - Construction revenues are recorded using the Percentage of Completion method and in the second quarter of 2015 relate to nine construction contracts for five customers while 2014 second quarter construction revenue related to eight contracts for four customers. The $4.7 million decrease in 2015 second quarter construction revenue is primarily attributable to a $1.1 million reduction reflecting the substantial completion of the Sather Containerized Housing Unit (CHU) project in January 2014 as well as a lower level of activity related to the Niger Embassy rehabilitation project ($1.1 million reduction), Azerbaijan Security Upgrade project ($2.9 million reduction) and the Freetown Embassy project ($1.6 million reduction) due to delays associated with the Ebola virus and re-deployment of project personnel and the substantial completion of our nanotechnology laboratory project in the second quarter of 2015 ($3.5 million reduction). These reductions were largely offset by $1.9 million of revenue increases associated with two new contracts awarded in the first quarter of 2015, higher level of activity ($1.7 million) on two projects that were previously awarded in early to mid-2014 and $1.2 million associated with the PPG acquisition.

The scope of the projects generating revenue in the second quarter of 2015 involves upgrades or rehabilitations of several U.S. Embassies, design and construction of a 36MW expansion of a power generation facility, a nanotechnology laboratory and an engineering activities building in Texas, the design and construction of an aircraft maintenance hangar, the wind down of construction of Containerized Housing Units (CHUs) in Iraq as well as design, procurement and installation of underground cable for a customer in the Solomon Islands. The diversification of our customer base and the scope of our projects are consistent with our strategic action plan and is demonstrative of the Company’s recent success in executing the diversification elements of its strategy. The Company anticipates that eight of the nine currently active projects will be completed during 2015 with the remaining project driving toward completion by early 2016 and 2017.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $1.4 million and $1.8 million for the second quarter of 2015 and 2014, respectively, a $0.4 million decrease, driven by lower diesel power usage due to higher water levels in Fiji driving lower diesel demand, higher planned maintenance and the strengthening of the USD dollar against the FJD dollar.

Costs and Expenses

General Construction Costs. Total construction costs, including related-party construction costs, decreased $2.3 million to $9.2 million related to the aforementioned revenue activity and incremental cost associated with time delays on the Freetown project in conjunction with the Ebola virus and re-deployment of project personnel.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs were $0.6 million or 22% lower for the second quarter of 2015 compared to $0.8 million for the prior year period primarily reflecting lower maintenance expense incurred at Kinoya, partially offset by higher maintenance expense in Vuda.

Gross Profit

Gross profit decreased $2.7 million to $1.3 million, for the second quarter of 2015, from $3.9 million in the prior second quarter, primarily due to substantial completion of Sather in 2014 and the timing of Baku which had higher recognized margins in 2014.

Operating Expenses

Salaries and Employee Benefits. Salaries and employee benefits increased $0.3 million to $1.7 million for the second quarter of 2015 compared to the prior year second quarter reflecting the full period costs associated with key personnel that were added throughout 2014 and continued personnel investment in 2015 to accommodate growth strategies.

General and Administrative Expenses. General and administrative expenses were $2.9 million for the second quarter of 2015 compared to $0.9 million for the second quarter of 2014.  The increase of $2.0 million is primarily due to non-recurring transaction costs of $1.6 million associated with our two acquisitions which closed in June 2015 and higher travel costs associated with increased project bids and higher costs associated with recruiting key personnel.

Other Income (Expense)

Other income (expense) was consistent at less than $0.1 million of expense and income for the second quarter of 2015 and 2014.

Pretax Income (Expense)

Consolidated pretax income (expense) decreased $4.9 million to a pretax loss of ($3.3) million for the second quarter of 2015 compared to pretax income of $1.6 million for the prior year period, primarily due to lower gross profit on lower revenue and non-recurring transaction costs associated with our acquisitions.

Consolidated Net Income (Loss)Attributable to Common Stockholders

Consolidated net income (loss) was ($3.6) million and $0.1 million for the second quarter of 2015 and 2014, respectively, reflecting lower construction revenue and gross profit and higher general and administrative expenses as described above.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$8,136,879	$11,169,169

	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014
Cash (used in) proved by operating activities	$(9,606,334)	$4,153,445
Cash used in investing activities	(24,550,817)	(416,169)
Cash proved by (used in) financing activities	30,955,186	(200,548)
Effect of exchange rates on cash	169,675	63,736
(Decrease) increase in cash and cash equivalents	$(3,032,290)	$3,600,464

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for the U.S. Government and various domestic customers, through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties, and through sales of common and preferred stock. In November 2014, PGI and Pernix RE, LLC entered into a loan and security agreement with Barrington Bank & Trust Company to establish a revolving line of credit facility and a letter of credit facility.  The revolving credit facility provides a borrowing capacity of $5 million and the letter of credit facility provides up to $10 million in aggregate standby or trade letters of credit.  The facilities require the Company to comply with various covenants including, among others, to maintain minimum liquidity of up to the amount outstanding on the borrowing capacity.  The Company’s primary uses of the revolving credit facility are to fund potential working capital needs. No amounts are outstanding on the revolving line of credit or letter of credit facilities as of June 30, 2015.

On June 15, 2015, Pernix Guam, LLC entered into a five year term loan agreement with Australia New Zealand Banking Group Limited (ANZ) in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.25% at June 30, 2015).  The line of credit matures one year from the date of the note.  The interest rate applicable to this line of credit is the Asian Prime rate plus 0.5% (3.75% as of June 30, 2015). As of June 30, 2015, $1.83 million and $1.23 million was outstanding on the term loan and line of credit, respectively.

During the first six months of 2015, the decrease in the cash balance is most significantly related to the issuance of $28 million in preferred stock and $3.1 million of proceeds from debt, both of which were used to fund the Company’s two acquisitions totaling $24.4 million, and $9.6 million of cash used in operating activities.  The $9.6 million cash used in operating activities relates to subcontract and material purchases made on active contracts and timing and reductions of billings in excess of costs, as well as $1.7 million on non-recurring transactions costs associated with our June 2015 acquisitions.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capability will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables that are primarily U.S. and foreign government receivables (with a timely payment history) as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors, subcontractors, and lenders.

As of June 30, 2015, the Company’s total assets exceeded total liabilities by $34.6 million and the Company has $3.1 million of debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the six month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved, from time to time, in legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, the Company’s management, after consultation with counsel, does not expect any currently pending matters to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, or the Company’s ability to conduct business.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2015, Pernix Group, Inc. (the “Company”) entered into Series C Cumulative, Convertible Preferred Stock Purchase Agreements (the “SPAs”) with each of Ernil Continental S.A., BVI (“Ernil”) and Halbarad, Ltd., BVI (“Halbarad”).  Pursuant to the terms of the SPAs, Ernil and Halbarad made two investments each for a total of $15,400,000 and $12,600,000, respectively, in the Company in the form of 1,540,000 shares and 1,260,000 shares, respectively, of Series C Preferred Stock. The SPA transactions closed on June 10 and June 26, 2015 at which time the preferred stock certificates were issued. No other unregistered securities have been issued since 2013. Previously issued unregistered securities were disclosed in prior periodic filings on Forms 10-Q and 10-K for those periods.

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

Pernix Group, Inc.
(Registrant)

Dated: August 7, 2015	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Patrick Gainer
Patrick J. Gainer
Chief Financial Officer