Form 10-Q
period 2015-09-30
Pernix Group, Inc.
filed 2015-11-06
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

On November 5, 2015, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	As of
	(Unaudited) September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$9,233,679	$11,169,169
Restricted cash	505,249	1,181,735
Accounts receivable, net	52,711,810	7,014,352
Inventories	1,786,611	1,592,430
Cost and estimated earnings in excess billings	38,722,641	7,539,080
Prepaid expenses and other current assets	1,626,392	1,718,569
Total current assets	104,586,382	30,215,335
Property and equipment, net	3,824,391	1,678,438
Deferred tax asset	317,051	—
Other assets	1,447,801	57,741
Goodwill	19,624,839	—
Customer contract intangibles, net	8,507,708	—
Other intangible assets, net	1,050,000	81,651
Total assets	$139,358,172	$32,033,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,834,478	$12,890,164
Accrued employee compensation and benefits	1,677,268	958,596
Accrued purchase orders	19,290,752	400,619
Billings in excess of costs and estimated earnings	19,885,773	3,787,661
Dividend payable	847,314	241,387
Other current liabilities	7,231,591	1,564,123
Current maturities on term loan and line of credit	1,973,053	—
Total current liabilities	98,740,229	19,842,550

Other non-current liabilities	747,598	—
Deferred tax liability	317,051	—
Long-term debt	8,792,621	—
Total Liabilities	108,597,499	19,842,550

Commitments and contingencies
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, $850,000 liquidation preference, 170,000 shares issued and outstanding at September30, 2015 and December 31, 2014	1,700	1,700
Series C convertible senior preferred stock, $0.01 par value. Authorized 4,000,000 shares, $28,000,000 liquidation preference, 2,800,000 shares issued and outstanding at September 30, 2015 and zero shares at December 31, 2014,	28,000	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and Outstanding	94,037	94,037
Additional paid-in capital	45,059,450	16,137,313
Accumulated deficit - since September 30, 2012	(15,916,373)	(5,581,731)
Accumulated comprehensive income (loss) - since September 30, 2012	(576,106)	(455,624)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	28,700,708	10,205,695
Non-controlling interest	2,059,965	1,984,920
Total stockholders' equity	30,760,673	12,190,615
Total liabilities and stockholders' equity	$139,358,172	$32,033,165

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Construction revenue	$104,427,164	$45,229,114
Service fees – power generation plant	4,229,395	5,053,456
Other revenue	79,624	113,306
Gross revenues	108,736,183	50,395,876
Costs and expenses:
Construction costs	100,670,674	35,059,384
Operation and maintenance costs - power generation plant	1,835,937	2,737,831
Cost of revenues	102,506,611	37,797,215
Gross profit	6,229,572	12,598,661
Operating expenses:
Salaries and employee benefits	7,674,561	4,207,251
General and administrative	7,326,061	2,748,685
Total operating expenses	15,000,622	6,955,936
Operating income (loss)	(8,771,050)	5,642,725

Other income (expense):
Interest income (expense), net	(39,926)	2,150
Interest and other expense - related party	(109,311)	(62,157)
Foreign currency exchange loss	(16,195)	(19,984)
Other income, net	80,833	83,663
Total other income (expense)	(84,599)	3,672

Consolidated income (loss) before income tax expense	(8,855,649)	5,646,397

Income tax expense	(495,284)	(415,803)

Consolidated net income (loss)	(9,350,933)	5,230,594

Less: Net income attributable to non-controlling interest	78,632	4,555,572

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(9,429,565)	675,022

Less: Preferred stock dividends	905,077	342,694

Consolidated net income (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(10,334,642)	$332,328

Earnings (loss)per share attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries:
Basic net earnings (loss) per share	$(1.10)	$0.04
Diluted net earnings (loss) per share	$(1.10)	$0.03
Weighted average shares outstanding – basic	9,403,697	9,403,697
Weighted average shares outstanding – diluted	9,403,697	11,014,867

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:
Construction revenue	$85,459,841	$17,205,898
Service fees – power generation plant	1,560,713	1,916,519
Other revenue	20,852	32,840
Gross revenues	87,041,406	19,155,257
Costs and expenses:
Construction costs	82,217,884	13,138,079
Operation and maintenance costs - power generation plant	706,021	1,230,712
Cost of revenues	82,923,905	14,368,791
Gross profit	4,117,501	4,786,466
Operating expenses:
Salaries and employee benefits	4,195,914	1,642,473
General and administrative	3,363,105	834,463
Total operating expenses	7,559,019	2,476,936
Operating income (loss)	(3,441,518)	2,309,530

Other income (expense):
Interest income (expense), net	(42,275)	864
Interest and other expense - related party	(66,395)	(20,946)
Foreign currency exchange gain	29,193	14,341
Other income, net	40,399	19,837
Total other income (expense)	(39,078)	14,096

Consolidated income (loss) before income tax expense	(3,480,596)	2,323,626

Income tax expense	(368,167)	(133,031)

Consolidated net income (loss)	(3,848,763)	2,190,595

Less: Net income attributable to non-controlling interest	24,941	1,905,468

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(3,873,704)	285,127

Less: Preferred stock dividends	679,353	114,748

Consolidated net income (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(4,553,057)	$170,379

Earnings (loss) per share attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.48)	$0.02
Weighted average shares outstanding – basic	9,403,697	9,403,697
Weighted average shares outstanding – diluted	9,403,697	10,940,399

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Consolidated net income (loss)	$(9,350,933)	$5,230,594
Other comprehensive income (loss):
Foreign currency translation adjustment	(142,335)	(140,600)

Total comprehensive income (loss)	(9,493,268)	5,089,994

Net income attributable to non-controlling interests	78,632	4,555,572
Foreign currency translation attributable to non-controlling interests	(21,853)	33,572
Total comprehensive income attributable to non-controlling interest	56,779	4,589,144
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(9,550,047)	$500,850

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2015	2014

Consolidated net income (loss)	$(3,848,763)	$2,190,595
Other comprehensive income (loss):
Foreign currency translation adjustment	110,472	(239,923)

Total comprehensive income (loss)	(3,738,291)	1,950,672

Net income attributable to non-controlling interests	24,941	1,905,467
Foreign currency translation attributable to non-controlling interests	42,140	55,102
Total comprehensive income attributable to non-controlling interest	67,081	1,960,569
Total comprehensive loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(3,805,372)	$(9,897)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415
Net income	5,230,594	675,022	—	—	—	—	4,555,572
Foreign currency translation adjustment	(140,600)	—	(174,172)	—	—	—	33,572
Preferred stock dividends	(342,694)	(342,694)	—	—	—	—	—
Stock compensation expense	138,414	—	—	—	—	138,414	—
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	241,471	—	—	—	—	241,471	—
Distribution to Non-controlling Interest Holders	(2,311,468)						(2,311,468)
Balance at September 30, 2014	$14,067,650	$(3,409,105)	$(396,641)	$94,037	$11,700	$14,704,568	$3,063,091

Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920
Net income (loss)	(9,350,933)	(9,429,565)	—	—	—	—	78,632
Foreign currency translation adjustment	(142,335)	—	(120,482)	—	—	—	(21,853)
Issuance of Series C convertible senior preferred stock	28,000,000	—	—	—	28,000	27,972,000	—
Preferred stock dividends	(905,077)	(905,077)	—	—	—	—	—
Stock compensation expense	274,197	—	—	—	—	274,197	—
Net acquisition of and distribution to non-controlling interest holders	160,552	—	—	—	—	142,286	18,266
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	533,654	—	—	—	—	533,654	—
Balance at September 30, 2015	$30,760,673	$(15,916,373)	$(576,106)	$94,037	$39,700	$45,059,450	$2,059,965

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(9,350,933)	$5,230,594
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,153,527	147,836
Quasi-Reorganization adjustments	183,059	268,842
Stock compensation expense	274,197	138,414
Changes in assets and liabilities:
Accounts receivable	(9,542,812)	2,466,452
Inventories	(82,611)	41,591
Cost and estimated earnings in excess of billings	(151,847)	(230,363)
Prepaid and other current assets	1,058,561	(11,989,192)
Accounts payable and accrued expenses	(2,527,965)	(4,934,600)
Billings in excess of cost and estimated earnings	3,640,710	9,417,155
Deferred revenue	—	(30,827)
Net cash (used in) provided by operating activities	(15,346,114)	525,902
Cash flows used in investing activities:
Acquisitions	(24,407,585)	—
Capital expenditures	(1,096,066)	(518,717)
Restricted cash	676,486	(778,096)
Net cash used in investing activities	(24,827,165)	(1,296,813)
Cash flows provided by (used in) financing activities:
Proceeds from sale of preferred stock	28,000,000	—
Proceeds from long-term debt	3,750,506	—
Proceeds from long-term debt, related party	7,402,200	—
Repayment of long-term debt	(379,465)	—
Dividends paid	(299,178)	(301,370)
Distribution to non-controlling interest holders	(93,939)	(2,225,637)
Net cash provided by (used in) financing activities	38,380,124	(2,527,007)
Effect of exchange rate changes on cash and cash equivalents	(142,335)	(65,542)
Net decrease in cash and cash equivalents	(1,935,490)	(3,363,460)
Cash and cash equivalents at beginning of period	11,169,169	19,497,840
Cash and cash equivalents at end of period	$9,233,679	$16,134,380
Cash paid during the period for interest	$34,981	$—
Cash paid during the period for interest - related party	$9,666	$—
Cash paid during the period for income taxes	$165,724	$202,807
Supplemental disclosure of non-cash investing and financing transactions:
Accrued preferred stock dividends	$905,104	$41,324

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

Overview

Pernix Group is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of September 30, 2015, Pernix Group is over 96% owned by Ernil Continental (“Ernil”), S.A., BVI, Halbarad Group, Ltd., BVI (“Halbarad”), and Affiliates. The Company conducts its operations through its Corporate office in Lombard and its subsidiaries. The Company’s two primary operating business segments are general construction and power generation services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments and manages the Corporate headquarters building operations.

Pernix has full-scale construction and management capabilities, with some our subsidiaries located in the South Pacific islands of Fiji and Vanuatu, Guam, South Korea, Africa, Azerbaijan, Kurdistan, United Arab Emirates and in the United States. We provide our services in a broad range of end markets, including federal government, commercial and industrial, and power.  Our services include construction, construction management, power and facility operations and maintenance (O&M) services.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, valuation of assets and liabilities with respect to business combinations, valuation of options in connection with various share-based compensation plans, insurance accruals, determination of useful lives of intangible assets and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition— Pernix offers our services through two operating business segments: General Construction and Power Generation Services which are supported by the Corporate segment. Revenue recognition for each of the non-corporate segments is described by segment below.

General Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our current projects include design/build, design/bid/build contracts with fixed contract prices, guarantee maximum price contracts and may include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.

The Company only uses approved contract changes in its revenue recognition calculation. The percentage-of completion method of revenue recognition requires that the Company estimate future costs to complete a project based upon the knowledge and experience of the Company’s engineers, project managers and finance professionals. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts generally extend over a period of longer than one year from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of revenue and in revenue to the extent the contract is complete.

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

Cost of Construction Revenue. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), and interest associated with construction projects, and insurance costs. The Company records a portion of depreciation and indirect overhead in cost of construction revenue dependent on the nature of charges and the related project agreements. If not chargeable to individual projects, overhead costs are expensed in the period incurred. Contracts frequently extend over a period of more than one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion. Cost of construction revenue also includes amortization expense associated with customer contract / backlog intangible assets.

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of September 30, 2015 and December 31, 2014, the Company had no significant receivables or payables related to contract claims.

Fair Value Measurements—Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying values of our accounts including cash and cash equivalents, restricted cash, accounts receivable, inventories, cost in excess of billings, accounts payable, accrued employee compensation, billings in excess of costs, dividends payable and current maturities of long term debt are reasonable estimates of their fair values as of September 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less and approximates fair value.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing construction projects and certain balances associated with one of our recent acquisitions as described in Note 3.

Inventory — Inventory represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of September 30, 2015 and December 31, 2014, the balance of inventory, consisting primarily of spare parts used for the diesel power generators, totaled $1.6 million for both periods presented.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the periods ended September 30, 2015 and 2014.

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

Other intangible assets with determinable lives consist primarily of customer contracts/backlog and tradename. The customer contracts / backlog intangible assets are being amortized on a straight-line basis over a 3 year weighted average life and are recorded in construction costs in the statements of operations. The tradename intangible asset is being amortized on a straight-line basis over 2 years and is recorded in general and administrative expenses in the statements of operations.

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

The assets and liabilities of the entity which are denominated in currencies other than the Company’s functional currency are re-measured into the Company’s functional currency using end of period or historical exchange rates. Gains (losses) associated with these re-measurements are included in other income (expense), net in the consolidated statement of operations. From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At September 30, 2015 and December 31, 2014, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Stock-Based Compensation—Awards issued under the Company’s stock-based compensation plans include qualified stock options to employees, non-qualified stock options and awards, restricted stock units and other types of awards.

The Company recognizes the expense associated with stock option awards over the period during which an employee, director or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Stock option awards for employees and directors are classified as equity instruments and are valued at the grant date and are not subject to re-measurement. The option valuation is performed using the Black Scholes model. Option valuation models require the input of highly subjective assumptions and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and the expected terms of options outstanding.

3. Acquisitions

BE&K Building Group Acquisition

On June 30, 2015, the Pernix Building Group, LLC (“PBG”), a wholly owned subsidiary of Pernix, acquired a 100% membership interest in KBR Building Group, LLC from BE&K, Inc., a subsidiary of KBR, Inc. pursuant to a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) for $22.0 million in cash subject to working capital adjustments, of which $0.9 million was paid on the acquisition date, based on a net working capital target of negative $6.0 million. The KBR Building Group, LLC, now known as “BE&K Building Group” (“BEK BG”), is a diversified construction services company serving advanced manufacturing, industrial, life sciences, and commercial/mixed-use clients providing comprehensive pre-construction and at-risk construction management services. The addition of BEK BG personnel, resources, past experience and past performance will serve to expand Pernix’s U.S. domestic base and its private sector coverage.

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

The Company has determined that the JV is a Variable Interest Entity (“VIE”) in which PPG now holds a 55% membership interest.  PPG is the primary beneficiary of the JV and as a result, consolidates the JV in its entirety.  PPG controls all activities and has a 96% economic interest in the activities of the P-109 project, which represents the most significant remaining activities of the JV.  PPG has no obligation to absorb the expected losses of, nor the right to receive the expected residual returns deriving from non P-109 activity of the JV.  It is expected that the JV activity upon which these short-term balance sheet items are based will be concluded by December 31, 2015, or sooner, and will not impact the Company’s consolidated financial statements after the completion of these non P-109 projects.  The consolidated financial statements as of September 30, 2015 include the following assets and liabilities of the JV which relate solely to the non P-109 projects and the Company has no rights or obligations with respect to these items:

Non P-109
Cash and cash equivalents	$35,704
Cost in excess of billings and estimated earnings on uncompleted contracts	1,362,697
Contract payables and accrued expenses	1,008,255
Billings in excess of costs and estimated earnings on uncompleted contracts	$242,888

Purchase Price Allocations

Both the Company’s 2015 acquisitions were accounted for as business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations (“ASC 805”). Accordingly, the assets and liabilities of the acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The results of operations of acquired businesses have been included in the Company’s consolidated statement of operations from their respective dates of acquisition. In accordance with ASC 805, all direct transaction costs relating to the acquisitions were expensed as incurred.

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

The following presents the estimated fair value of the assets acquired and liabilities assumed in the BEK BG and PPG acquisitions, and the resulting goodwill recognized in the BEK BG acquisition:

	BEK BG	PPG	Total
Consideration:
Cash	$ 22,882,585	$ 1,525,000	$ 24,407,585
Contingent consideration	-	300,000	300,000
Fair Value of Non-controlling interest	-	137,205	137,205
Fair Value of Consideration Transferred	22,882,585	1,962,205	24,844,790

Fair Value of Assets Acquired and Liabilities Assumed:
Restricted cash	-	487,363	487,363
Cost and estimated earnings in excess of billings	26,854,436	3,143,008	29,997,444
Accounts receivable	34,200,191	616,317	34,816,508
Inventory	-	111,570	111,570
Other assets	1,564,526	450,033	2,014,559
Fixed assets	-	1,270,761	1,270,761
Intangibles assets	10,400,000	-	10,400,000
Billing in excess of costs and estimated earnings	(11,715,545)	(741,857)	(12,457,402)
Accounts payable and accrued expenses	(54,671,072)	(3,374,990)	(58,046,062)
Other current liabilities	(3,374,790)	-	(3,374,790)
Total Identifiable Net Assets	3,257,746	1,962,205	5,219,951
Goodwill	19,624,839	-	19,624,839
	$ 22,882,585	$ 1,962,205	$ 24,844,790

Acquired intangible assets consist primarily of contract-related intangibles and tradename. The 2015 acquisitions resulted in the recognition of $19.6 million of goodwill. Transaction costs associated with these acquisitions incurred during the nine months ended September 30, 2015 were $1.7 million and were nominal during the three months ended September 30, 2015.

The amounts assigned to goodwill and intangible asset classifications for the 2015 acquisitions are all recorded in the General Construction segment as follows:

General Construction Segment
Identifiable intangibles:
Goodwill	$19,624,839
Customer contracts / backlog	9,200,000
Tradename	1,200,000
Total intangible assets	$30,024,839

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and nine months ended September 30, 2015 and 2014, assuming that the 2015 acquisitions had taken place on January 1, 2014.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
As reported	$108,736,183	$50,395,876	$87,041,406	$19,155,257
Pro forma	$239,534,653	$279,805,566	$87,041,406	$83,299,553

Net income (loss) attributable to common stockholders:
As reported	$(10,334,642)	$332,328	$(4,553,057)	$170,379
Pro forma	$(9,977,269)	$2,101,772	$(3,839,107)	$1,881,515

Basic earnings per share:
As reported	$(1.10)	$0.04	$(0.48)	$0.02
Pro forma	$(1.01)	$0.22	$(0.39)	$0.18

Diluted earnings per share:
As reported	$(1.10)	$0.03	$(0.48)	$0.02
Pro forma	$(1.01)	$0.21	$(0.39)	$0.18

These pro forma results of operations have been prepared for comparative purposes only. These pro forma results are based on the actual results of the acquired companies and also include certain adjustments to actual financial results for the periods presented, such as estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

The pro forma results include adjustments for non-recurring transaction costs of $1.7 million for the nine months ended September 30, 2015 and $0.8 million of non-recurring professional fees and transition related expenditures for the nine months ended September 30, 2015 and 2014 and for the three months ended September 30, 2015.

Actual acquisition revenue for the three and nine months ended September 30, 2015 were $76.9 million and $78.7 million, respectively. Actual acquisition loss before income taxes for the three and nine months ended September 30, 2015 were $0.3 million and $0.5 million, respectively.

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets subject to amortization consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Other Intangible Assets Subject to Amortization:
Customer Contracts / Backlog	$9,500,000	$(992,292)	$8,507,708	$300,000	$(218,349)	$81,651
Tradename	1,200,000	(150,000)	1,050,000	-	-	-
Total Other Intangible Assets	$10,700,000	$(1,142,292)	$9,557,708	$300,000	$(218,349)	$81,651
Goodwill			19,624,839			-
Total Goodwill and Other Intangible Assets			$29,182,547			$81,651

General Construction Segment

Other Intangible Assets Subject to Amortization:
Balance as of December 31, 2014	$81,651
Acquisitions	10,400,000
Amortization	(923,943)
Measurement period adjustments	-
Balance as of September 30, 2015	9,557,708

Goodwill:
Balance as of December 31, 2014	-
Acquisitions	16,576,048
Measurement period adjustments	3,048,791
Balance as of September 30, 2015	19,624,839
Total Goodwill and Other Intangibles as of September 30, 2015	$29,182,547

The Company recognized $16.6 million of goodwill resulting from the June 30, 2015 acquisition of BEK BG, all of which was assigned to the Company’s General Construction segment. During the three months ended September 30, 2015, the Company recognized an increase to project related liabilities of $3.0 million with a corresponding increase to goodwill.

Amortization of intangible assets for the three and nine months ended September 30, 2015 was $0.9 million, of which $0.8 million was recorded in construction costs and $0.2 million was recorded in general and administrative expenses on the consolidated Statements of Operations.

Amortization expense relating to amortizable intangible assets will be $0.9 million for the remainder of 2015, $3.7 million in 2016, $3.4 million in 2017, and $1.5 million in 2018.

5. Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The main provisions of this guidance require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is further required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Entities are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, applied prospectively with early application permitted on unissued financial statements. Management has adopted and applied early adoption of ASU 2015-16 in these financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 (“ASU 2014-09”) issued in May 2014. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. With the issuance of ASU 2015-14, the FASB delayed the effective date for implementation of ASU 2014-09. Deferral of the effective date requires the Company to adopt the new standard not later than January 1, 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. The guidance in update 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU No. 2015-15 update are effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory” (“ASU 2015-11”).  The main provision of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This guidance does not apply to inventory that is being measured using Last-In, First-Out (LIFO) or the retail inventory method.  The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis.  Early adoption is permitted.  Management does not expect the adoption of ASU 2015-11 to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. An entity should apply the guidance on a retrospective basis, with applicable disclosures for a change in an accounting principle. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Management does not expect the adoption of ASU 2015-03 to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)”. The guidance contains changes to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

Other pronouncements issued recently are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at September 30, 2015 and 2014. In addition, backlog also includes construction contractual agreements on which work has not yet begun and awarded not booked backlog where a contractual agreement has not yet been signed and for which there is a high degree of certainty where we expect to recognize revenue in the future. The following summarizes changes in backlog on construction contracts during nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Beginning balance	$21,501,972	$37,125,652
New construction contracts / amendments to contracts	496,288,402	61,172,615
Less: construction contracts revenue earned	104,427,164	45,229,114
Ending balance	$413,363,210	$53,069,153

The table includes $141.8 million of awarded not booked associated with BEK BG. The table excludes revenue associated with our long term contract or memorandum of understanding for power operating and maintenance services. The table includes the fees associated with contracts under the cost plus fee contractual arrangement. The Company obtained contracts with remaining backlog of approximately $129.1 million and $45.8 million in connection with the acquisitions of BEK BG and PPG, respectively. The Company has recorded a provision for losses of approximately $1.2 million, $1.0 million and $0.7 million on three of its projects as of September 30, 2015 based on estimated costs in excess of contract revenue.  One project was completed in April 2015, one project is expected to be completed by December 2015 while the other project was completed in September 2015, respectively. The Company assumed three loss contracts in connection with the acquisition of BEK BG. These projects are 32%, 98% and 98% complete with estimated contract costs in excess of contract revenue of approximately $1.2 million on two projects and $0.3 million on the third project.

7. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress use the percentage-of-completion method to recognize revenue. Billings, costs incurred, and estimated earnings on uncompleted contracts as of September 30, 2015 and December 31, 2014 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	September 30, 2015	December 31, 2014
Cost incurred on uncompleted contracts	$285,890,867	$188,834,649
Estimated earnings	20,811,825	18,548,783
Total cost and estimated earnings on uncompleted contracts	306,702,692	207,383,432
Plus: Acquired net costs and estimated earnings in excess of billings	17,540,038	—
Less: Billings to date	305,405,862	203,632,013
Net	$18,836,868	$3,751,419

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$38,722,641	$7,539,080
Billings in excess of costs and estimated earnings on uncompleted contracts	(19,885,773)	(3,787,661)
	$18,836,868	$3,751,419

8. Short-Term and Long-Term Borrowings

Fair Value of Debt

In accordance with ASC 820 – Fair Value Measurements, the fair values of the Company’s short-term borrowings are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered Level 2 inputs.

The fair values of the Company’s long-term borrowings, the exit price of which cannot be determined using quoted market prices, is established using market and income valuation techniques and are considered Level 2 inputs. The aggregate carrying value of the Company’s borrowings is $10.8 million and the estimated aggregate fair value using the income approach is $11.7 million.

The Company had no debt outstanding as of September 30, 2014. The current and non-current portions of the Company’s outstanding borrowings as of September 30, 2015 are as follows:

	Current Portion	Non-Current Portion
Term Loans
4.5% 2-year term loan – related party	$—	$6,000,000
6.8% 2-year term loan – related party	—	1,402,200
Variable interest rate 5-year term loan	345,893	1,390,421
Total term loans	$345,893	$8,792,621

Lines of Credit
Variable interest rate $1,500,000 line-of-credit	$1,328,816	$—
Variable interest rate $650,000 line-of-credit	298,344	—
Total lines of credit	1,627,160	—
Total borrowings	$1,973,053	$8,792,621

Maturities—The Company’s debt as of September 30, 2015 matures as follows:

2015	$389,656
2016	1,671,322
2017	7,759,548
2018	372,835
2019	388,994
Thereafter	183,320
Total debt	$10,765,674

Total interest expense incurred by the Company for the three and nine months ended September 30, 2015 was $0.1 million and $0.2 million, respectively, and the interest expense incurred during the three and nine months ended September 30, 2014 was nominal.

The Company’s weighted-average interest rate on borrowings outstanding as of September 30, 2015 was 4.72%. The Company had no outstanding borrowings as of December 31, 2014.

Letters of Credit

As of September 30, 2015, the Company had $7.1 million outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2015 through 2016.

Pernix Group, Inc.

On July 14, 2015, the Company entered into a two-year term loan agreement with Bent Marketing Ltd., an affiliate of a major shareholder, for $6.0 million. The loan was granted in two installments, $3.0 million on July 15, 2015 and $3.0 million on August 17, 2015. Interest accrues at 4.5% and will be paid quarterly. The term loan matures on August 15, 2017 at which time the principal and all unpaid interest is due.

Pernix Guam

On July 21, 2015, PFL entered into a two-year working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for FJD 3.0 million ($1.4 million USD as of September 30, 2015). Interest is to be paid monthly at an annual rate of 6.8% with the principal and any unpaid interest due at maturity. There is an interest prepayment penalty equivalent to two months interest.

On July 6, 2015, Pernix Guam, LLC entered into a letter of credit agreement with Australia New Zealand Banking Group Limited (ANZ) for $0.65 million for the importation of equipment relating to a contract with Guam Power Authority which matures December 15, 2015. The interest is based on the Asian Prime rate plus 0.5% (3.75% as of September 30, 2015).  Principal and interest are to be paid monthly. Loan origination fees equal 1.00% of each loan amount and there are no prepayment penalties. The letter of credit is subject to the same covenants as outlined in Pernix Guam LLC term loan with ANZ bank as noted below except that the “gearing ratio” that limits net total liabilities to shareholder funds is 2.00:1. The letter of credit has been reduced to $0.35 million as $0.3 million was converted to a draw on the line of credit as of September 30, 2015.

On June 15, 2015, Pernix Guam, LLC entered into a five year term loan agreement with ANZ in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.25% at September 30, 2015).  The line of credit matures one year from the date of the note.  The interest rate applicable to the line of credit facility is the Asian Prime rate plus 0.5% (3.75% as of September 30, 2015). Principal and interest are to be paid monthly for both facilities.

Loan origination fees equal 1.00% of each loan amount. Neither facility has prepayment penalties.  As of September 30, 2015, $1.74 million and $1.33 million was outstanding on the term loan and line of credit, respectively.  Interest expense for the nine months ended September 30, 2015 was nominal. The term loan and line of credit are subject to annual covenants to be maintained for the term of the loan, which includes maintaining backlog of at least $20.0 million, a “gearing ratio” that limits net total liabilities to shareholder funds to 2.50:1 and a “debt service coverage ratio” of 1.25:1 EBITDA to debt and interest. Pernix Guam, LLC was in compliance with all covenants as of September 30, 2015.

Pernix Group, Inc. and Pernix RE, LLC

On November 14, 2014, PGI and Pernix RE, LLC entered into loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at Prime rate (3.25% at September 30, 2015) plus 4% for standby letters of credit and Prime rate plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC.

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among others, the requirement to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. The Company was in compliance with all covenants as of September 30, 2015 and December 31, 2014, and therefore, the full amount of borrowing capacity was available to be drawn upon.

No amounts were outstanding under the revolving credit facility or letter of credit facility as of September 30, 2015 and December 31, 2014.  The Company’s primary use of the revolving credit facility is to fund potential working capital needs.

Pernix Fiji Limited (“PFL”) Debt Agreements

PFL has a letter of credit of FJD 10.8 million ($5.0 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. The Company also established a temporary overdraft facility of FJD 1.0 million ($0.5 million USD) and a Euro letter of credit of Euro 6.1 million ($6.9 million USD as of September 30, 2015). There was Euro 4.6 million ($5.2 million USD) drawn on the letter of credit as of September 30, 2015 reducing the available letter of credit to Euro 1.5 million ($0.7 million USD) as of September 30, 2015.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of September 30, 2015), a corporate guarantee of FJD 4.0 million ($1.9 million USD as of September 30, 2015) issued by PGI to ANZ, an Unconditional, Irrevocable and On Demand standby letter of credit given by Fiji Electricity Authority (FEA) to ANZ, and a restricted cash term deposit of FJD 0.8 million ($0.4 million USD as of September 30, 2015).

The Company paid a FJD 0.03 million ($0.01million USD) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum at September 30, 2015). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. Furthermore, Euro 6.1 million ($6.9 million USD as of September 30, 2015) was issued in a documentary letter of credit to Wartsila Finland OY to facilitate the supply of four new heavy fuel generator plants of 35MW to Fiji Electricity Authority, Kinoya Power Station. The fee charged by ANZ was 0.5% of the letter of credit value. The balance of the credit facility was allocated towards the finance operating lease facility and credit card facility.

In connection with the letter of credit facility, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants.  As of September 30, 2015, the PFL gearing ratio is 1.27 and PFL is in compliance with all covenants.

9. Stockholders’ Equity

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

Series C Preferred Stock - In June, 2015 the Company sold 1,540,000 and 1,260,000 shares of Series C Preferred Stock (par value $0.01) to Ernil and Halbarad, respectively for $10.00 per share, resulting in proceeds received by the Company of $28.0 million. There were two separate investment transactions for both Ernil and Halbarad.  Ernil purchased 550,000 and 990,000 shares and Halbarad purchased 450,000 and 810,000 shares of Series C Preferred Stock on June 10, 2015 and June 26, 2015, respectively.  The Company used the proceeds to fund the acquisition of the BEK BG and related operating activities. From and after July 1, 2015, holders of Series C Preferred Stock are entitled to receive cumulative dividends at the annual rate of 8%. From July 1, 2015 through July 1, 2016, all dividends accrued will be paid to the holder of Series C Preferred Stock in the form of the Company’s common stock valued solely for these purposes at $4.48 per share.  Thereafter, such dividends will be payable in cash, bi-annually on January 1 and July 1 in arrears.  Series C Preferred Stock have no voting rights and rank senior to common stock and are on parity with Series A and Series B preferred stock.  As of September 30, 2015, 2,800,000 shares of the Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is convertible into 2,800,000 shares of Pernix Group common stock at the Company’s option and have a liquidation preference of $10.00 per share. No dividends were paid on the Series C Preferred Stock during the three and nine months ended September 30, 2015. During the three months ended and as of September 30, 2015, $564,603 of dividends were accrued. As of December 31, 2014, no Series C Preferred Stock had been issued.

Series A Preferred Stock - As of September 30, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock and are on parity with Series B and Series C preferred stock.  The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. During the three and nine months ended September 30, 2015 and 2014, the Company issued no Series A Preferred Stock. During the three months ended September 30, 2015, $100,822 of dividends related to the Series A Preferred Stock were accrued and $200,548 were paid. No dividends were accrued as of September 30, 2015. As of December 31, 2014, no dividends related to the Series A were accrued and the dividends incurred and paid were during the three months ended September 30, 2014 were $100,822.

Series B Preferred Stock - As of September 30, 2015 and December 31, 2014, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A and Series C Preferred Stock with respect to dividends and upon liquidation. During the three and nine months ended September 30, 2015 and 2014, the Company issued no Series B Preferred Stock. As of September 30, 2015 and December 31, 2014, preferred stock dividends of $282,711 and $241,387, respectively, were accrued. The dividends for both quarters ended September 30, 2015 and 2014 were $13,926. No dividends were paid during the quarters ended September 30, 2015 and 2014.

Common Stock —As of September 30, 2015 and 2014, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

10. Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014 is provided as follows:

	Nine months ended September 30
	2015	2014
Numerator — Net income (loss) attributable to stockholders	$(9,429,565)	$675,022
Less: Preferred stock dividends	905,077	342,694
Basic net income (loss) available to common stockholders	$(10,334,642)	$332,328

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	11,014,867

Basic earnings (loss) per share	$(1.10)	$0.04
Diluted earnings (loss) per share	$(1.10)	$0.03

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2015 and 2014 is provided as follows:

	Three Months Ended September 30
	2015	2014
Numerator — Net income (loss) attributable to stockholders	$(3,873,704)	$285,127
Less: Preferred stock dividends	679,353	114,748
Basic net income (loss) available to common stockholders	$(4,553,057)	$170,379

Denominator:
Weighted average common shares outstanding:
Basic	9,403,697	9,403,697

Diluted	9,403,697	10,940,399

Basic and dilutive net earnings (loss) per share	$(0.48)	$0.02

Basic and diluted net income from continuing operations per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The impact of potential issuances of common shares from the Company’s outstanding stock options and non-participating convertible preferred stock, whose conversion may be in cash or stock at the Company’s option, is excluded from the calculation of diluted earnings per share for all periods since inclusion would be anti-dilutive.  For the three and nine months ended September 30, 2015, the number of anti-dilutive potential common shares excluded from the computation of diluted earnings per share were 4,394,416 and 4,866,981, respectively.

11. Compensation Plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP. On February 8, 2014, 375,000 options were granted and an additional 1,050,000 options were granted in September 2014, all with a three year vesting schedule.  As of September 30, 2015, a total of 1,347,000 options remain outstanding.

2013 Long Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. The options expire 10 years from the grant date or upon plan expiration in late 2022, whichever is earlier. As of September 30, 2015, a total of 78,500 options were outstanding under this plan. No additional shares are anticipated to be awarded under the LTIP.

2012 Employee Incentive Stock Option Plan (ISOP) - The 2012 Incentive Stock Option Plan provides for the issuance of qualified stock options to employees. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of September 30, 2015, a total of 226,000 options were outstanding under this plan. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black-Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the three and nine months ended September 30, 2015 or 2014. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the nine months ended September 30:

	2015		2014
EIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	1,395,000	$1.55	—	$	N/A
Granted	—	N/A	1,425,000		1.56
Exercised	—	N/A	—		N/A
Forfeited / expired	48,000	2.07	7,000		2.07
Options outstanding, at September 30	1,347,000	1.53	1,418,000		1.56
Options exercisable, at September 30	564,504	$2.07	50,000		$2.07

	2015		2014
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at September 30	78,500	2.09	78,500	2.09
Options exercisable, at September 30	70,724	$2.09	35,166	$2.09

	2015		2014
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	283,500	$2.09	379,000	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	57,500	2.09	5,250	2.09
Options outstanding, at September 30	226,000	2.09	373,750	2.09
Options exercisable, at September 30	174,980	$2.09	134,166	$2.09

The following table summarizes information about stock options outstanding at September 30, 2015:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,347,000	8.3	$1.53	$4,284,210

LTIP	78,500	7.3	$2.09	$32,185

ISOP	226,000	7.1	$2.09	$68,060

The weighted average grant date fair value of options outstanding at September 30, 2015 and 2014 was $0.84 and $0.79, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Total share-based compensation expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.3 million, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2014 was $0.1 million. As of September 30, 2015 and 2014, there was $0.5 million and $0.8 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 1.6 years, which is equivalent to the average vesting period.

The Company received no cash related to stock awards exercised during the periods ending September 30, 2015 and 2014, respectively, as only 564,504 options were vested as of September 30, 2015 and no options were exercised during the periods. The unvested options at September 30, 2015 have a total intrinsic value of $0.3 million and the vested options have an intrinsic value of $0.2 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock has a limited float, is not actively traded, and therefore the trading price  is not volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. The forfeited or cancelled options during the first nine months of 2015 and 2014 totaled 105,500 and 12,250, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation of $5,000 per employee ($4,000 in 2014). The Company incurred $88,345 and $96,354 of expense associated with the 401K match during the nine months ended September 30, 2015 and 2014, respectively and $28,932 and $24,909 of expense during the three months ended September 30, 2015 and 2014, respectively.

12. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of September 30, 2015) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of September 30, 2015) if not found to be negligent in accordance with its agreement with the FEA. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD as of September 30, 2015).

Vanuatu Utilities and Infrastructure (VUI) began to manage the power structure on Vanuatu on January 1, 2011 pursuant to a MOU with the government of Vanuatu. The prior concessionaire, UNELCO, filed a claim against the government alleging improper tender of the work. No claims have been filed against VUI but VUI joined the suit as a second defendant in order to protect its interests in the tender. In February 2014, during hearings in the Supreme Court of the Republic of Vanuatu (the Court), the Government of Vanuatu proposed a settlement with UNELCO that would leave VUI without a claim to defend pertaining to the concession and would effectively end the litigation in UNELCO’s favor.  The proposed settlement called for a retender of the concession and required that any company who participates in the retender must waive any outstanding claims against the Government of Vanuatu. VUI in response presented its position to the court arguing that VUI should have an opportunity to be heard and that the Court should not accept the proposed settlement. On October 16, 2014 the Court issued its decision in favor of UNELCO and the government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the system.

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

13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash term deposits, trade receivables and financial guarantees.

If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. The Company’s customer base includes commercial, governments, government and institutional agencies and quasi-government organizations, and are dispersed across many different industries and geographic locations.

Pernix Group may utilize foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2015 or 2014. From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of September 30, 2015 the Company had a FJD 4.0 million ($1.9 million USD) financial guarantee of PFL’s letter of credit with ANZ. No amounts are outstanding under the ANZ letter of credit and the Company does not anticipate any payment risk under this guarantee as of September 30, 2015. In December 2012, the Company was awarded a $1.6 million project to install 33MW cable in the Solomon Islands and began the execution in 2013. In connection with this award, a performance guarantee was established with ANZ Bank. The project is complete as the 33MW cable has been installed and commissioned as of the first quarter of 2015 and the Company does not anticipate any payment risk under this guarantee as of September 30, 2015.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Sierra Leone, Guam, Fiji and Vanuatu as of September 30, 2015. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of September 30, 2015 and December 31, 2014, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $7.5 million and $8.6 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of September 30, 2015 and December 31, 2014, the amount of bank deposits in these financial institutions was $1.0 million and $2.3 million, respectively. These foreign bank deposits include our restricted cash.

14. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at September 30, 2015. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC and Pernix have formed a joint venture (Pernix/SHBC JV). This joint venture was established in part to construct the new U.S. Embassy in Fiji which is now complete. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of less than $0.1 million during each of the three and nine month periods ended September 30, 2015 and 2014 under this agreement.

Computhink is a related party as it is owned by a company related to SHBC. Computhink provided various facility management, computer software and other outside services related to the Corporate headquarters prior to the Company’s purchase of the land and building in March 2013. Subsequent to the Company’s purchase of the Corporate headquarter facilities, Pernix assumed as lessor the lease to Computhink. The lease term ends June 30, 2016 and Computhink rent amounts to $2,387 per month. The Company’s charges to Computhink were less than $0.1 million for each of the three and nine periods ended September 30, 2015 and 2014.

Total related party accounts receivable and payables, net are summarized as follows:

	September 30, 2015	December 31, 2014
Note payable to Bent Marketing Ltd	$(6,044,753)	$—
Note payable to FHL	(1,411,082)	—
Accounts receivable from Computhink	7,256	68,463
Accounts payable to SHBC	—	(13,800)
Totals	$(7,448,579)	$54,663

15. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate and continues to evaluate segment reporting in light of recent acquisitions. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$104,427,164	$4,229,395	$79,624	$108,736,183
Interest income (expense), net	(46,975)	7,049	—	(39,926)
Interest and other expense- related party	(64,558)	—	(44,753)	(109,311)
Depreciation and amortization - pre quasi-reorganization	1,006,236	78,430	68,861	1,153,527
Income tax benefit (expense)	(32,100)	70,470	(533,654)	(495,284)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(4,540,625)	1,510,756	(7,304,773)	(10,334,642)
Total capital expenditures	784,200	285,171	26,695	1,096,066
Total assets	$127,505,798	$7,767,662	$4,084,712	$139,358,172

Schedule of Segment Reporting, Information by Segment
Nine Months Ended September 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$45,229,114	$5,053,456	$113,306	$50,395,876
Interest income (expense), net	—	(2,458)	4,608	2,150
Interest and other expense- related party	(62,157)	—	—	(62,157)
Depreciation and amortization - pre quasi-reorganization	27,967	63,537	56,332	147,836
Income tax expense	(163,990)	(234,276)	(17,537)	(415,803)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	2,594,144	1,326,718	(3,588,534)	332,328
Total capital expenditures	283,672	109,202	125,843	518,717
Total assets	$15,300,048	$18,344,220	$7,222,893	$40,867,161

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$85,459,841	$1,560,713	$20,852	$87,041,406
Interest income (expense), net	(47,046)	4,771	—	(42,275)
Interest and other expense- related party	(21,642)	—	(44,753)	(66,395)
Depreciation and amortization - pre quasi-reorganization	992,546	35,862	19,703	1,048,111
Income tax benefit (expense)	(18,020)	183,507	(533,654)	(368,167)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(954,335)	908,756	(4,507,478)	(4,553,057)
Total capital expenditures	671,296	177,031	7,172	855,499
Total assets	$127,505,798	$7,767,662	$4,084,712	$139,358,172

Schedule of Segment Reporting, Information by Segment
Three Months Ended September 30, 2014

	General Construction	Power Generation Services	Corporate	Total
Revenue	$17,205,898	$1,916,519	$32,840	$19,155,257
Interest income (expense), net	—	(479)	1,343	864
Interest and other expense- related party	(20,946)	—	—	(20,946)
Depreciation and amortization - pre quasi-reorganization	9,898	8,809	13,915	32,622
Income tax expense	(60,070)	(66,575)	(6,386)	(133,031)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	994,280	450,794	(1,274,695)	170,379
Total capital expenditures	—	55,007	47,541	102,548
Total assets	$15,300,048	$18,344,220	$7,222,893	$40,867,161

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Property and Equipment - Net
Location – Revenue and net fixed assets	Nine months Ended September 30, 2015	Nine months ended September 30, 2014	September 30, 2015	December 31, 2014

United States	$82,528,231	$43,669,104	$2,032,304	$1,247,444
Fiji	12,370,275	5,574,950	430,409	136,570
Vanuatu	932,682	1,058,583	8,298	2,509
Guam	12,904,995	—	1,324,120	—
Other	—	93,239	29,260	291,915
Total revenue and net fixed assets	$108,736,183	$50,395,876	$3,824,391	$1,678,438

	Total Revenue
Location – Revenue and net fixed assets	Three months ended September 30, 2015	Three months ended September 30, 2014
United States	$71,294,619	$16,411,004
Fiji	4,340,682	2,233,199
Guam	11,085,076	—
Vanuatu and other	321,029	511,054
Total revenue and net fixed assets	$87,041,406	$19,155,257

Major Customer

The FEA is a major customer through a long-term O&M contract and two construction projects awarded in 2015 and 2014.  During the nine months ended September 30, 2015 and 2014, revenues generated from FEA were $12.3 million and $5.6 million, respectively or 11% of total revenue for both periods. Revenue from FEA is reported in both the General Construction and Power Generation Services segments based upon the project or service performed. Revenue generated from a second customer was $21.0 million or 19% of total revenue for the nine months ended September 30, 2015, reported in the General Construction segment. No revenue was reported from this customer in the prior year. The Bureau of Overseas Buildings Operations (OBO) is a major customer primarily through the award of six projects since 2011 that generated revenue of $8.2 million and $29.7 million for the nine months ended September 30, 2015 and 2014, respectively.  Revenue from the OBO is recorded in the General Construction segment.

16. Income taxes

The income tax expense for the nine months ended September 30, 2015 of $495,284 is comprised of a domestic current federal and state income tax expense of approximately $32,100, a current foreign tax benefit of approximately $70,470 for PFL and domestic current deferred tax expense of $533,654 associated with the utilization of net operating loss carryforwards (NOL) during a pre quasi-reorganization period. The domestic tax was a non-cash expense as NOLs offset the liability. The use of this NOL is recorded as a credit to additional paid in capital in accordance with adopted accounting policy for quasi-reorganization.  Net operating loss and deferred tax assets are utilized on a first-in first-out basis. There was no interest or penalties for the nine months ended September 30, 2015 and 2014. The $415,803 income tax expense for the nine months ended September 30, 2014 reflects a domestic current deferred tax expense of $240,057 and a current expense from PFL of $175,746.

As of September 30, 2015, the Company has total net operating and capital loss carryforwards from U.S. operations of approximately $74.1 million.  The Company’s deferred tax assets at September 30, 2015 consist primarily of the deferred tax assets related to those loss carryforwards. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of September 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance on $28.0 million and $26.2 million of net deferred tax assets, respectively.

17. Subsequent Events

On October16, 2015, Pernix Guam, LLC entered into a five month line of credit agreement with ANZ in the amount of $0.75 million for working capital requirements.  The facility matures five months from the date of the note and the interest is based on the Asian Prime rate plus 0.50% (3.75% as of September 30, 2015).  Interest is payable monthly with principal due at maturity.  Loan origination fees equal 1.00% of loan amount with no prepayment penalties.  The line of credit is subject to the same covenants as outlined in the Pernix Guam LLC term loan with ANZ bank detailed in Note 8 except that the “gearing ratio” that limits net total liabilities to shareholder funds is 2.00:1.

On October 27, 2015, Pernix announced the $9.9 million Electric Power Corporation award for the Engineering, Procurement and Construction for the Rehabilitation of Samasoni, Fale ole Fee and Alaoa Small Hydro Power Stations in Samoa.

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

Construction revenues are determined by applying the Percentage of Completion method. Our current projects are delivered through either construction management, general contracting or design/build methodologies using either lump sum, guaranteed maximum price or cost plus contracts. Revenues recognized under the Percentage of Completion method, require application of a percentage (actual costs incurred through the reporting date divided by the total estimated costs to complete the project) to the fixed contract price. The resultant amount is recorded as revenue for the applicable period. This method of revenue recognition requires us to estimate future costs to complete a project.

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended September 30, 2015 and 2014 as the “third quarter of 2015” and the “third quarter of 2014”, respectively.

Company Overview

Pernix has full-scale construction and management capabilities, with some of our subsidiaries located in the United States, Guam, Fiji, Vanuatu, South Korea, and Africa. With over 400 employees, we provide construction management, general contacting and design/build services across multiple public and private sector end markets as well as power O&M services.

We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility O&M solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established domestic and internationally experienced, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations. We have over twenty years of experience providing the majority of our services in international locations. We believe that these attributes are the foundation of Pernix’s success.

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success. This is representative by the BE&K Building Group and dck Pacific Guam, LLC and dck-ecc Pacific Guam, LLC Joint Venture Interest acquisitions as well as expansion of vendors, subcontractors and project partners globally.

The Company also has $74.1 million of net operating and capital loss carryforwards primarily from a legacy unrelated business that may be used to offset future U.S. federal and state taxable earnings.

Business Segments

General Construction Segment

Our general construction segment includes comprehensive pre-construction, construction management and general contracting services. As a general contractor, we have responsibility from award through the successful completion of each project.

To minimize overhead costs and maintain a worldwide capacity to handle complex projects, we have adopted a strategy of affiliating ourselves with highly capable subcontractors and business partners strategically located around the world. By working with “best in class” subcontractors and partners, Pernix is able to provide the best fit to fulfill our customers’ project requirements. Our various joint venture partners, affiliates and business partners, combined with our own teams and internal resources, provide Pernix the ability to offer its customers a best in class solution to their construction needs - worldwide. These strategic partnerships not only assist Pernix in winning larger projects by improving Pernix’s qualifications, but they also mitigate cost, design and other risks, provide experience and resources, expand business relationships with more subcontractors and vendors, and enhance the number and type of contract opportunities that Pernix can consider, qualify for, bid on and win.

On June 15, 2015, Pernix Guam LLC (“PPG”) a wholly-owned subsidiary of the Company, acquired certain assets of dck Pacific Guam LLC, including Guam-based experienced operations and sales personnel, and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (collectively “PPG acquisitions”). PPG provides design-build, program management, construction management-at-risk and general construction services. PPG has construction expertise in the military, retail, hospital, industrial, commercial and healthcare end markets. The PPG acquisition establishes a sizable and reputable platform in the region with the ability to pursue opportunities across the Pacific Rim. As part of the acquisition, PPG obtained rights to a $53.6 million project called P-109 with the Naval Facilities Engineering Command for the design and construction of an aircraft maintenance hangar on the island of Guam. Pernix assumed a 96% economic interest in the rights and obligations of the JV with respect to the aircraft maintenance hangar project, while the other members of the JV retain the rights to all other projects of the JV. This project is approximately 32% complete as of September 30, 2015.

BE&K Building Group (“BEK BG”) was acquired on June 30, 2015. BEK BG is a diversified domestic construction services company serving advanced manufacturing, aerospace, life sciences, food & beverage, healthcare, commercial/mixed-use and institutional clients nationally. BEK BG offers a variety of construction services and project delivery methods including: pre-construction, at-risk and agency construction management, design/build. Headquartered in Greenville, South Carolina, BEK BG has additional regional operations in Chicago, Illinois; Houston, Texas; Washington, D.C.; Research Triangle Park, North Carolina; and Charleston, South Carolina. BEK BG is well-positioned to operate in other parts of the country to accommodate its clients’ building programs. In the last decade alone, BEK BG has executed an impressive list of building programs for major corporations including American Honda Motor Company, BASF, Boeing, Duke Medicine, DuPont, General Mills, Ferguson Enterprises, Gulfstream Aerospace, Novartis Vaccines & Diagnostics, Purdue Pharma, Sysco Foods and Triumph Aerostructures. BEK BG is well-positioned to operate in other parts of the country to accommodate its clients’ building programs. The vast majority of its projects are for repeat clients, and most of its projects are won on the basis of the qualifications, experience and client-driven values of its people. Backlog as of September 30, 2015 is $293.5 million which includes $141.8 million of awarded not booked.

In addition to our construction projects associated with our recent acquisitions, many of our construction projects are for the U.S. Federal Government. In most instances the bidding process requires an initial pre-qualification stage, followed by a proposal submission stage for qualified contractors. Pernix focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competencies. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional partners, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed, allowing for business growth and achievement of customer satisfaction, which is evidenced by the awarded contracts from The Bureau of Overseas Buildings Operations (OBO) to Pernix and our joint ventures.

On September 18, 2015, the U.S. Department of State awarded the Company a contract totaling $81.6 million for the U.S. Embassy Berlin – Clay Allee Campus. The contract includes major renovations to and the historical preservation of the Berlin Brigade Headquarters constructed by the German Luftwaffe prior to World War II. The contract also includes an upgrade to campus security and a Marine Security Guard Quarters fit-out project. The Company received a limited notice to proceed in October 2015.

Our recent experiences with the OBO have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction resumes of our staff and our partners.

On January 22, 2015, the Department of the Army’s U.S. Army Corps of Engineers awarded Pernix-Kaseman JV (a newly formed Limited Liability Company in which the Company owns 51%) a contract totaling $11.6 million to construct a Communications Center Special Area at Camp Humphrey in South Korea. The project is approximately 20% complete as of September 30, 2015.

Pernix LTC JV (“PLTC”) is a joint venture with LTC Corp (“LTC”) in which Pernix is the majority owner. PLTC was formed to pursue a project on the campus of Texas A&M University in early 2014. The PLTC awarded project, including change orders, totaled $25.5 million. LTC filed for Chapter 7 bankruptcy protection on May 2, 2014. In April 2015, Pernix became the sole member of the joint venture and individually performed on the project and all claims against Pernix and PLTC were settled for $0.1 million in April 2015. The LTC bankruptcy filing did not negatively impacted Pernix, the venture or the project, which was completed in June 2015.

In early 2014, Pernix Fiji Limited (“PFL”) was awarded a $27.4 million project to build a 36MW expansion to the Kinoya diesel plant in Fiji. The project scope includes design expansion, procurement and installation. PFL also received a FJD 8.4 million ($3.5 million as of September 30, 2015) award in February 2015 for construction of the sub-station to support the newly expanded diesel power station previously awarded to PFL.

In October 2014, BEK BG began providing construction services for an autoclave expansion for The Boeing Company in South Carolina. This project is part of a comprehensive building program. BEK BG has provided ongoing construction management services for this client at this location for nearly 10 years. The project size is approximately 30,000 sf and is scheduled for completion in January 2016.

BEK BG is constructing a new state-of-the-art, three story, technical services building site for a client in North Carolina. The 60,000 plus sf life sciences facility will accommodate both laboratory and office functions, and will promote the latest in biotechnology research and development. Construction began in December 2014 with completion scheduled for December 2015.

In March 2015, BEK BG's started construction project Gulfstream Aerospace Corporation’s Georgia headquarters which involves a significant expansion to an existing facility, also constructed by BEK BG. The expansion adds 110,000 sf of high-bay manufacturing space to the original facility. Construction began in March 2015 with completion scheduled for January 2016.

BEK BG is providing design-assist and construction services for a new 290,000 sf laboratory facility in Oklahoma for The Boeing Company that expands the client’s operations in the sustainment of defense aircraft. The building will eventually house about 800 employees working in engineering, research and development laboratories, and support areas. Construction began May 2015 with completion scheduled for the summer of 2016.

Power Generation Segment

Our power business segment includes plant construction and O&M services. Specifically, Pernix provides plant engineering, design, procurement, construction, and operations & maintenance services from the power source through the distribution network in global markets. We have the capability to address a variety of power generating requirements from initial conceptual design to construction, through operating and maintaining power facilities. Pernix differentiates itself within the power industry as we can scale to various size projects, ranging from small to mid-sized projects on a stand-alone project basis and large projects in association with our strategic partners. This flexibility in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience in the upgrade of existing facilities to add additional capacity and to achieve operational efficiency improvements by upgrading and replacing outdated equipment while endeavoring to use existing equipment when possible. These upgrade projects typically produce significant cost savings to our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings to our customers. Due to our years of experience, we have developed strong relationships with engine and turbine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).

Additionally, Pernix focuses on operating efficiency and reliability while maintaining safety, security and environmental stewardship. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project. Pernix prides itself in being a steward of the environment and the assets entrusted to us by the communities in which our operators work and live. Pernix employees are not transient operators but rather live and work in the community.

Construction

Pernix relies on our construction capability and strong affiliation with world-class design firms, equipment manufactures and subcontractors to provide comprehensive global power EPC solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires to ensure that the end product exceeds their expectations for today and contemplates their needs for the future. As noted in the construction segment discussion above, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide startup and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for start-up as well as future operations and maintenance.

Operations and Maintenance (O&M)

Pernix’s Power O&M services provide an integrated scope of services to effectively maintain and manage all aspects of power operations. We partner closely with public and private entities to improve plant processes, performance, reliability and customer service. Our focus is to ensure a safe and efficient working environment while reducing costs as circumstances allow.

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

Build, Own, Operate, Transfer (BOOT)

Pernix has the ability to implement projects via a BOOT model to help our customers finance and manage their current and potential infrastructure projects. Up-front costs are eliminated and the customer ultimately attains ownership of the final product. BOOT makes it easy for the customer to execute critically needed projects now despite budget constraints which would otherwise require deferring such projects well into the future.

Organizations such as the World Bank, US EX-IM Bank and other international finance institutions (IFIs) have a history of lending money to aid customers in improving and privatizing their infrastructure. The BOOT model is another financial tool available to cash or budget constrained customers to achieve their infrastructure improvement goals. BOOT is one of several financing options that the Pernix may be able to offer our clients.

Current Power Operations

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our Power Generation Services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and contributed $4.2 million of our revenue for the nine months ended September 30, 2015 revenue. Although the revenue from our Power operations has historically been a smaller portion of consolidated revenue, it consistently accounts for a significant portion of the Company’s pretax income from continuing operations. In addition to the fees generated through power generation service, the power segment sourced three construction projects in Fiji and the Solomon Islands that contributed $9.1 million of revenue in the nine months ended September 30, 2015 and $23.8 million of revenue during the year-ended December 31, 2014.

Pernix Fiji Limited

PFL is a subsidiary of Pernix that operates power generation facilities in Fiji. PFL has a 20 year contract with the Fiji Electricity Authority (FEA) to operate and maintain two separate diesel-fired power generation plants and to sell electrical power produced on a wholesale level at a contractually determined rate, without risk of fuel price fluctuation. The O&M contracts for these plants expire in May 2023 and include management of a total of 74.3MW of diesel power generation installed capacity in Fiji. In November 2014, Fijian Holdings Limited (FHL), an unrelated third party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

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

In early 2014, PFL was awarded a $30.1 million contract to design, supply, install and commission 36MW of auxiliary power equipment at the Kinoya Power Station. The contract price being denominated in 11.9 million Fijian Dollars for the onshore work and 16.6 million Euro for offshore work. On March 14, 2014, PFL entered into a 15.8 million Euro supply contract with Wartsila Finland Oy, and Wartsila Australia Pty Ltd, collectively referred to as the supplier, to supply and deliver four (4) engines and related equipment (the offshore work) and to provide technical assistance during installation and commission of the engines at the Kinoya power station.

Vanuatu Utilities and Infrastructure Limited (VUI)

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for the Luganville power plant in Vanuatu. VUI earns a monthly fee based on man hours necessary to operate and maintain the facilities. The costs associated with earning the management fee are included in salaries and employee benefits and also in general and administrative expenses in the consolidated statement of operations. The O&M service agreement is subject to the retender. Refer to Note 12 of the condensed consolidated financial statements.

Corporate Segment

The Corporate segment covers the indirect activities supporting the Company’s construction and power activities. The Corporate segment earnings consist of non-related party rental revenue generated from the Company’s headquarters in Lombard, Illinois.

Executive Summary

The Company is very excited about the transformation and diversification in conjunction with our recent acquisitions. These will strengthen our Department of State (DOS) and commercial businesses including our Pacific Rim region, which positions us for significant organic and inorganic growth.

We have successfully completed two projects for Novartis, Purdue Pharma, Texas A&M University, DOS / Niger and FEA / Kinoya during the nine months ended September 30, 2015. We are also planning to complete three additional projects in the fourth quarter of 2015 along with a number of newly acquired BEK BG projects. In September 2015, the Department of State awarded the Company a contract for $81.6 million for the U.S. Embassy Berlin as well as several large technical market projects at BEK BG. We are actively pursuing additional DOS projects, large commercial and advanced manufacturing opportunities in North America, and a large project in Guam with potential award expectation in the fourth quarter of 2015.

In relation to our recent BEK BG and dck acquisitions, we retained the leadership, operational and functional teams of both acquisitions. They will continue to serve, grow and utilize customer and supplier relationships which will provide the Company with the capabilities to further strengthen and leverage global opportunities.

During the first nine months of 2015 and 2014, the Company generated revenues of $108.7 million and $50.4 million, respectively. Construction revenue increased $59.2 million primarily attributable to our recent acquisitions, while Power Generation revenue decreased $0.8 million. Excluding our recent acquisitions, new awards and related change orders with contract value in excess of $83.7 million were granted to the Company in the first nine months of 2015 and with the completion of two acquisitions in June 2015, backlog is $413.4 million as of September 30, 2015.

Gross profit for the first nine months of 2015 was $6.2 million or $6.4 million lower than the prior year period driven primarily by completion of the Sather and Baku projects in 2014 which carried higher recognized margins, $0.8 million of amortization expense related to our acquisition of BEK BG and recognition of additional costs of approximately $3.1 million associated with three loss contracts in 2015. Gross profit from our Power Generation business was $2.4 million and $2.3 million for nine months ended September 30, 2015 and 2014, respectively, or $0.1 million higher in the first nine months of 2015 compared to the prior year period. Although the revenue from our Power Generation segment has historically been a smaller portion of consolidated revenue, it accounts for a significant portion of the Company’s pretax income from continuing operations. Loss of revenue from either of our two operating and maintenance agreements could have a material and negative impact on the Company’s income, cash flows and financial condition. One of these agreements (Pernix Fiji Limited) is a 20 year concession deed with Fiji Electricity Authority (FEA) that expires in 2023 while the other VUI is considered temporary until VUI completes its retendering process as previously discussed.

Management continues to focus on bidding and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $74.1 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

Total revenues increased $58.3 million to $108.7 million for the first nine months of 2015 compared to the first nine months of 2014. This increase is comprised of $78.7 million of revenue associated with the Pernix Guam and BEK BG acquisitions, offset by a reduction in construction revenue of $19.6 million and a reduction of $0.8 million in power generation and other revenue. This decrease in construction revenue was driven by the continued completion of existing projects previously awarded and the delay of expected awards, which was partially offset by four newly awarded contracts in 2015 and the second half of 2014.

General Construction – Including recent acquisitions, construction revenues in the first nine months of 2015 were $104.4 million compared to $45.2 million in the prior year. Excluding our recent acquisitions, construction revenues for the first nine months of 2015 compared to the prior year decreased $19.6 million primarily attributable to the substantial project completion of Sather Containerized Housing Units, Niger Embassy rehabilitation, Azerbaijan Security Upgrade, Freetown Embassy and a nanotechnology laboratory which started in early 2014 and was completed in August 2015. The top five BEK BG projects accounted for approximately 56% of the revenue generated during the quarter, in the life science and aerospace industries located in the south and south east region on the United States.

The scope of projects generating revenue in the first nine months of 2015 include upgrades or rehabilitations of several U.S. Embassies, design and construction of a 36MW power generation facility expansion, a nanotechnology laboratory, an engineering activities building, the design and construction of an aircraft maintenance hangar, and the completion of Containerized Housing Units. In addition, BEK BG contracts include advance manufacturing, industrial, life sciences, commercial/mixed-used and institutional projects. The diversification of our customer base and the scope of our projects are consistent with our strategic plan.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $4.2 million and $5.1 million for the first nine months of 2015 and 2014, respectively, a $0.8 million decrease over the prior year, primarily due to lower diesel power usage due to higher water levels in Fiji driving lower diesel demand, higher planned and unplanned maintenance and the strengthening of the USD dollar against the FJD dollar.

Costs and Expenses

General Construction Costs. Total construction costs increased $65.6 million to $100.7 million as compared to the prior year. Costs associated with Pernix Guam and BEK BG acquisitions were $74.8 million and non-acquisition costs were $25.9 million. In addition, construction costs include amortization expense of $0.8 million related to customer contracts / backlog in connection with our June 30, 2015 acquisition of BEK BG.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs decreased $0.9 million to $1.8 million for the first nine months of 2015 compared to $2.7 million for the prior year, reflecting lower maintenance expense incurred in the first nine months of 2015 in Kinoya (major scheduled overhaul in 2014) partially offset by higher maintenance activities expense in the first nine months of 2015 in Vuda.

Gross Profit

Gross profit decreased $6.4 million to $6.2 million, for the first nine months of 2015, from $12.6 million in the prior year. Gross profit associated with our recent acquisitions were $3.9 million and non-acquisition gross profit was $2.3 million compared to the prior year.  Specific drivers to the non-acquisition decrease in gross profit were substantial completion of Sather in 2014, the timing of Baku and Freetown all of which had higher recognized margins in 2014, and recognition of $3.1 million of additional costs associated with three loss contracts in 2015.

Operating Expenses

Salaries and Employee Benefits increased $3.5 million to $7.7 million for the first nine months of 2015 compared to the prior year reflecting $2.6 million of costs associated with Pernix Guam and BEK BG acquisitions.

General and Administrative Expenses increased $4.6 million to $7.3 million for the first nine months of 2015 compared to the prior year.  This increase includes $2.5 million of additional costs reflecting $1.7 million of non-recurring transaction costs and $0.8 million of non-recurring professional and integration costs associated with Pernix Guam and BEK BG acquisitions in addition to higher travel costs associated with increased project bids.

Other Income (Expense)

Other income (expense) decreased $0.1 million to $0.1 million of expense primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax income (loss) decreased $14.5 million to a pretax loss of ($8.9) million for the first nine months of 2015 compared to pretax income of $5.6 million for the prior year, primarily due to reduced gross profit on lower non-acquisition revenue, $3.1 million of additional costs recognized on loss contracts, and $1.7 million non-recurring transaction and $0.8 million of non-recurring integration costs associated with our recent acquisitions.

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net income (loss) was ($10.3) million and $0.3 million for the first nine months of 2015 and 2014, respectively, reflecting lower non-acquisition construction revenue and gross profit, and higher general and administrative expenses as described above as well as income tax expense and preferred stock dividends.

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

Total revenues increased $67.9 million to $87.0 million for the third quarter of 2015 compared to the third quarter of 2014. This increase is comprised of $76.9 million of revenue associated with Pernix Guam and BEK BG acquisitions, offset by an $8.7 million reduction in construction revenue and a $0.3 million decrease in power generation and other revenue. This reduction in construction revenue was driven by the continued completion of existing projects previously awarded and the delay of expected awards, which was partial offset by the award of four new contracts in 2015 and early 2014.

General Construction – Including recent acquisitions, construction revenues were $85.4 million and $17.2 million for the third quarter of 2015 and 2014, respectively. Excluding our recent acquisitions, construction revenues for the third quarter of 2015 compared to the prior year decreased $8.7 million attributable to the substantial project completion of Sather Containerized Housing Unit, Niger Embassy rehabilitation, Azerbaijan Security Upgrade, and a nanotechnology laboratory in the third quarter of 2015. The top five BEK BG projects accounted for approximately 56% of the revenue generated during the quarter, in the life science and aerospace industries located in the south and south east region on the United States.

The scope of the projects generating revenue in the third quarter of 2015 involves upgrades or rehabilitations of U.S. Embassies, communication center in South Korea for the Army Corps of Engineers, design and construction of a 36MW expansion of a power generation facility and substation, a nanotechnology laboratory and an engineering activities building, and the design and construction of an aircraft maintenance hangar. BEK BG construction projects include advance manufacturing, industrial, life sciences, commercial/mixed-used and institutional clients. The diversification of our customer base and the scope of our projects are consistent with our strategic plan.

Service Fees — Power Generation Plant. Service fees — power generation plant service revenues were $1.6 million and $1.9 million for the third quarter of 2015 and 2014, respectively, a $0.3 million decrease, due to lower diesel power usage due to higher water levels in Fiji driving lower diesel demand, higher planned maintenance and the strengthening of the USD dollar against the FJD dollar.

Costs and Expenses

General Construction Costs. Total construction costs increased $69.1 million to $82.2 million for third quarter of 2015 compared to $13.1 million for the prior year. Costs associated with the acquisition of Pernix Guam and BEK BG acquisitions were $74.8 million. In addition, construction costs include $0.8 million of amortization expense related to customer contracts / backlog in connection with our June 30, 2015 acquisition of BEK BG.

Operations and Maintenance Costs — Power Generation Plant. Operations and maintenance costs — power generation plant costs were $0.7 million for the third quarter of 2015 compared to $1.2 million for the prior year period primarily reflecting lower maintenance expense incurred at Kinoya in 2015 (major scheduled overhaul in 2014), partially offset by higher maintenance expense in Vuda.

Gross Profit

Gross profit decreased $0.7 million to $4.1 million for the third quarter of 2015, from $4.8 million in the prior year. Gross profit associated with our recent acquisitions was $3.9 million and non-acquisition gross profit was $0.2 million. Specific drivers to the decrease in non-acquisition gross profit were substantial completion of Sather in 2014, and recognition of $1.3 million of additional costs associated with a loss contract.

Operating Expenses

Salaries and Employee Benefits increased $2.6 million to $4.2 million for the third quarter of 2015 compared to the prior year primarily reflecting $2.5 million of expenses associated with Pernix Guam and BEK BG.

General and Administrative Expenses were $3.4 million for the third quarter of 2015 compared to $0.8 million for the third quarter of 2014.  The increase of $2.6 million includes non-recurring professional and integration costs of $0.8 million and higher travel costs associated with project bids. General and administrative expenses associated with our recent acquisitions were $1.7 million.

Other Income (Expense)

Other income (expense) decreased $0.1 million to less than ($0.1) million of expense primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax income (loss) decreased $5.8 million to a pretax loss of ($3.5) million for the third quarter of 2015 compared to pretax income of $2.3 million for the prior year period, primarily due to lower gross profit on lower non-acquisition revenue and costs associated with a loss contract, and higher operating expenses as noted above.

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net income (loss) was ($4.6) million and $0.2 million for the third quarter of 2015 and 2014, respectively, reflecting lower non-acquisition construction revenue and gross profit and higher general and administrative expenses as described above as well as income tax expense and preferred stock dividends.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$9,233,679	$11,169,169

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash (used in) proved by operating activities	$(15,346,114)	$525,902
Cash used in investing activities	(24,827,165)	(1,296,813)
Cash proved by (used in) financing activities	38,380,124	(2,527,007)
Effect of exchange rates on cash	(142,335)	(65,542)
(Decrease) increase in cash and cash equivalents	$(1,935,490)	$(3,363,460)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for the U.S. Government and various domestic customers, through the operation and maintenance of power generation plants, from financing obtained from third party banks and affiliated parties, and through sales of common and preferred stock.

During the three months ended September 30, 2015, the Company assumed additional borrowings to assist with working capital needs (as described in Note 8). These borrowings include PFL’s working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for $1.4 million and Pernix Guam’s interchangeable letter of credit with ANZ for $0.7 million. PGI also entered into a two year term loan with Bent Marketing Limited, an affiliate of a major shareholder, for $6.0 million. These borrowings were incremental to Pernix Guam’s five year term loan with ANZ for $1.83 million and line of credit for $1.3 million. Total outstanding debt as of September 30, 2015 was $10.8 million.

During the first nine months of 2015, the $1.9 million decrease in the cash balance is most significantly related to the Company’s two acquisitions totaling $24.4 million and $15.3 million used in operating activities, which were primarily funded by the issuance of $28 million in preferred stock and $10.8 million of proceeds from debt.  The cash used in operating activities relates to subcontract and material purchases made on active contracts and timing of accounts receivable and payable activity, as well as on non-recurring transaction and professional costs associated with our June 2015 acquisitions.

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

As of September 30, 2015, the Company’s total assets exceeded total liabilities by $30.8 million and the Company has $10.8 million of debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the nine month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: November 6, 2015	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Patrick Gainer
Patrick J. Gainer
Chief Financial Officer