Form 10-K
period 2015-12-31
Pernix Group, Inc.
filed 2016-03-29
CIK 1082198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

☐ Yes ☒ No

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date was approximately $526,879.

Number of shares of the registrant’s common stock outstanding as of March 22, 2016: 9,403,697

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders held on December 1, 2015 are incorporated by reference into Part III.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this report, we use the terms “Pernix Group,” “Pernix,” “the Company,” “we,” “us” and “our” to refer to Pernix Group, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the calendar year ended December 31, 2015 as “2015” and the calendar year ended December 31, 2014, as “2014.”

Overview

Pernix Group is a global company operating across multiple industry sectors providing a wide variety of services, employing approx. 475 employees across various international and US domestic locations. The Company is over 96.0% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its subsidiaries. The Company’s two primary operating business segments are construction and power services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments.

Pernix has full-scale construction and management capabilities, with some of our subsidiaries located in the United States, Guam, Fiji, Vanuatu, South Korea, Africa, and Germany. We provide our services in a broad range of end markets, including construction, construction management, and power operations and maintenance (“O&M”) services.

Construction services include pre-construction (pre-con) consulting services, construction management, design build and general contracting delivered either in lump-sum, guaranteed maximum cost or cost-plus contract models. Markets include both U.S. Department of State (“DOS”) and other government clients and private sector commercial clients, the latter typically in either technically based or commercial facilities.

Power services focus includes operating and maintenance of power production facilities typically with longer term contracts.

We have provided construction and power services since 1995 and have established a strong reputation within our markets by delivering complex projects and providing innovative facility O&M solutions to clients world-wide with an unwavering commitment to safety, quality, social responsibility and total customer satisfaction. We have established domestic & international experience, high-performance management teams with a proven track record of successfully completing complex projects around the globe and in some of the most remote locations. We have over twenty years of experience providing our services in domestic and international locations. We believe that these attributes are the foundation of Pernix’s success.

We believe that the unique collection of resources, experience, operational and financial attributes that Pernix possess properly position the Company for future growth, diversification and financial success. The recent acquisitions of BE&K Building Group (“BE&K BG”) and certain assets of dck Pacific Guam, LLC and dck-ecc Pacific Guam, LLC Joint Venture Interest (collectively, “PPG”) has significantly increased diversification of end markets, services and geographic footprint increased critical mass, and  expanded the subcontractor/vendor base as well as the project partner network globally.

Business Segments

Construction Segment

Our construction segment includes both general contracting and construction management services with significant pre-con consulting. We have responsibility from contract award through the successful completion of each project.

General Contracting

Our general contracting services are focused on our domestic and international projects where we have developed a global network of suppliers and subcontractors. Together with these strategic partners, we utilize niche capabilities and experience that address customer design, budget and schedule requirements. This not only assists Pernix Group in winning larger projects, but also mitigates cost, design and other risks, provides experience managing larger projects, expands relations with more subcontractors and vendors, and enhances the number and type of contract opportunities that Pernix can qualify for, bid on and win.

Additionally, all of our construction team members have worked on complex domestic and international projects. We have the expertise required to successfully conduct full scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and geographically challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the contract, thereby exceeding our clients’ expectations. Pernix Group has the ability to self-perform multiple trades when doing so brings efficiencies and value to a project and our customers.

Construction Management

We have significant experience in providing at-risk and agency construction management services on complex facility projects typically in the private sector across specific market centers-of-excellence including Advanced Manufacturing, Food/Beverage, Biotech/Pharma, Healthcare, Higher Education and other General Commercial Mixed use sectors.

Our experience has proven that early involvement in a project and its design is one of the keys to its success. Our proven approach works in line with our customers’ needs and expectations to develop a plan and an execution schedule that saves time and money and ensures timely completion of our projects. Our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. By establishing a singular point of responsibility, we provide continuous updates on project milestones and ensure the safest working environment while we deliver projects on time and on budget.

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

Recent Acquisitions

On June 15, 2015, Pernix Guam LLC (“PPG”) a wholly-owned subsidiary of the Company, acquired certain assets of dck Pacific Guam LLC, including Guam-based experienced operations and sales personnel, and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (collectively “PPG”). PPG provides general construction, as well as design-build and construction management-at-risk services. PPG has construction expertise in the military, retail, industrial, commercial and healthcare end markets. The PPG acquisition establishes a sizable and reputable platform in the region with the ability to pursue opportunities across the Pacific Rim. As part of the acquisition, PPG obtained rights to a $53.6 million P-109 project with the Naval Facilities Engineering Command for the design and construction of an aircraft maintenance hangar on the island of Guam. Pernix assumed a 96% economic interest in the rights and obligations of the JV with respect to the aircraft maintenance hangar project, while the other members of the JV retain the rights to all other projects of the JV. The P-109 project is approximately 37% complete as of December 31, 2015.

On June 30, 2015, Pernix Group acquired KBR Building Group, LLC, now known as BE&K Building Group (“BEK BG”), a diversified domestic construction services company serving Advanced Manufacturing, Food/Beverage, Biotech/Pharma, Healthcare, Higher Education, Commercial/Mixed-use and institutional clients nationally. BEK BG offers a variety of construction services and project delivery methods including: pre-con, at-risk and agency construction management, and design/build. As a result of this acquisition, Pernix added locations in Greenville, South Carolina, (BEK BG headquarters) as well as additional regional operations in Chicago, Illinois; Houston, Texas; Washington, D.C.; Research Triangle Park, North Carolina; and Charleston, South Carolina. BEK BG is well-positioned to operate in other parts of the country to accommodate its clients’ building programs. In the last decade alone, BEK BG has executed an impressive list of building programs for major corporations including American Honda Motor Company, BASF, Boeing, Duke Medicine, DuPont, General Mills, Ferguson Enterprises, Gulfstream Aerospace, Novartis Vaccines & Diagnostics, Purdue Pharma, Sysco Foods and Triumph Aerostructures. The vast majority of its projects are for repeat clients, and most of its projects are won on the basis of the qualifications, experience and client-driven values of its people.

Recent Projects

BEK BG is providing construction services for an 186,000 sf production/research facility for Mayne Pharma in Greenville, North Carolina. Site construction began October 2015 with completion scheduled for fall of 2017.

BEK BG is providing construction and design-assist services for a new 290,000 sf aircraft modernization laboratory facility in Oklahoma City for The Boeing Company. The building will eventually house approximately 800 employees working in engineering, research and development laboratories, and support areas. Construction began May 2015 with completion scheduled for July 2016.

BEK BG is providing construction services for an autoclave expansion for The Boeing Company in South Carolina. This project is part of a comprehensive building program. BEK BG has provided ongoing construction management services for this client at this location for nearly 10 years. The project size is approximately 30,000 sf, construction began in October 2014 and was substantially completed in February 2016.

BEK BG is providing construction services for Gulfstream Aerospace Corporation’s Georgia headquarters which involves a significant expansion to an existing facility, also constructed by BEK BG. The expansion adds 110,000 sf of high-bay manufacturing space to the original facility. Construction began in March 2015 and was completed in January 2016.

BEK BG is providing construction services for a 120,000 sf judicial center with court and court related facilities for Florence County, in Florence, South Carolina.  Construction began February 2016 with completion scheduled for December 2017.

In addition to our construction projects associated with our recent acquisitions, many of the Company’s construction projects are for the DOS as well as select foreign governments. In most instances the bidding process requires an initial pre-qualification of selected contractors, followed by a proposal submission stage for qualified contractors. Pernix Group focuses its efforts in areas and on projects where we have a competitive advantage that is within our core competency. We minimize risk and develop winning strategies by thoroughly studying local markets, aligning ourselves with capable local or regional large prime-subcontractors, and establishing purchasing and logistics support locally, or regionally, whenever possible. Our performance history and record of client retention demonstrate the successful formula Pernix and its partners have developed allowing us to grow our business and achieve customer satisfaction, which is evidenced by the awarded contracts from The Bureau of Overseas Buildings Operations (“OBO”) to Pernix and our joint ventures.

On September 18, 2015, the U.S. DOS awarded the Company a contract totaling $81.6 million for the U.S. Embassy Berlin – Clay Allee Campus. The contract includes major renovations to and the historical preservation of the Berlin Brigade Headquarters constructed by the German Luftwaffe prior to World War II. The contract also includes an upgrade to campus security and a Marine Security Guard Quarters fit-out project.

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

Additionally, PSJV participates in a multi-billion dollar Indefinite Delivery Indefinite Quantity (IDIQ) contract with OBO. The IDIQ provides PSJV with the opportunity to bid on task orders for Containerized Housing Units (CHU) and Modular Office Units to be built internationally. The size of each task order is dependent upon the scope of work and there is no guarantee that PSJV will win any particular task order, but the overall IDIQ program is for five years and totals $12.0 billion. The amount of the awards to any one contractor cannot exceed $500 million in one year and $2.0 billion over the life of the contract should all four option years be exercised. PSJV has actively responded to several Task Order Proposal Requests to bid under this IDIQ contract and has been awarded three contracts with revenue totaling over $230 million under this program since April 2011. In December 2015, OBO extended the period of performance by a period of six months under our base CHU IDIQ contract extending the period within which additional Task Orders can be awarded to PSJV to July 2016.

Our experiences with the OBO have strategically strengthened our technical and management expertise and developed relationships that enable us to provide our clients with a broad spectrum of services that leverage the expertise and the construction résumés of our staff and our partners to the mutual benefit of all involved. In addition to PSJV, Pernix has also formed several additional strategic alliances with companies who possess niche capabilities in restoration work as well as critical mass that enables Pernix to be part of a consortium of contractors with the intention of bidding and working together on large scale projects which Pernix may not be able to access on a stand-alone basis.

On January 22, 2015, the Department of the Army’s U.S. Army Corps of Engineers awarded Pernix-Kaseman JV (a newly formed Limited Liability Company in which the Company owns 51%) a contract totaling $11.6 million to construct a Communications Center Special Area at Camp Humphrey in South Korea. The project is approximately 37% complete as of December 31, 2015.

In early 2014, Pernix Fiji Limited (“PFL”) was awarded a $27.4 million project to build a 36MW expansion to the Kinoya diesel plant in Fiji. The project scope includes design expansion, procurement and installation. PFL also received a $3.4 million award in February 2015 for construction of the sub-station to support the newly expanded diesel power station previously awarded to PFL. This project is substantially complete as of December 31, 2015.

We believe our experience and track record in Fiji and ongoing experience in Niger, Freetown and Baku demonstrate our ability to bid on, obtain and successfully complete additional embassy and/or U.S. Government projects as the DOS intends to build, rehabilitate or upgrade more than 33 embassy and consulate facilities in the 2016 — 2018 timeframe.

Construction Segment Outlook

According to Global Construction 2030, construction is currently in excess of an $8 trillion market globally with the expectation to grow 85%, or almost 4% annually, to $15.5 trillion by 2030. Forecasts show China, the United States and India driving this growth, accounting for 57% of all global growth anticipated for 2015-2030. Overall, developing markets will continue to emerge as some of the fastest growing construction markets, in particular in the ASEAN and Sub-Saharan African nations, as rising populations, rapid urbanization, infrastructure development and strong economic growth prospects serve as catalysts for the construction industry. Positive near-term outlook is also anticipated from developed markets, with higher growth in the United States and United Kingdom offsetting headwinds in Europe and Japan. Challenges across the developed world include poor demographic trends, large public deficits, Eurozone exit fears and limited economic growth prospects.

As a result of the aforementioned demographic and economic trends, emerging markets represent a significant growth opportunity in the near and long term. In light of its experience, Pernix is uniquely qualified to perform in emerging markets which can be more remote and logistically challenging environments. Furthermore, Pernix is currently operating in Africa, East Asia, Europe and the Pacific Rim, demonstrating an ability to navigate market shifts across the developing and developed world.

The U.S. is expected to experience one of the highest developed nation growth rates in 2016 by registering an upturn in both residential and non-residential building construction. Dodge Data & Analytics’ 2016 Dodge Construction Outlook anticipates residential building up 16% with construction start dollars increasing 20% for Single Family Housing and 7% for Multifamily Housing. Additionally, Dodge anticipates total non-residential building growth of 9% that is headlined by Commercial Building growth of 11%, Institutional Building Growth of 9% and a slight decline in Manufacturing Building starts of 1%. Pernix, through its subsidiary BE&K BG, is well positioned to capitalize on these trends with experience in Multifamily, Commercial, Institutional and Manufacturing construction for both global Fortune 100 and regional clients across the United States.

Power Services Segment

Although virtually everyone in the world relies on it, the needs and resources required to generate power can vary widely from location to location. From the types of fuels and technologies employed to the plethora of regulations governing the development, construction and operation of power generation plants, Pernix Group understands the unique needs and requirements of different projects in diverse geographic locations.

Our Power Services business segment includes plant Engineering, Procurement, and Construction (“EPC”), O&M services, and Build, Own, Operate, Transfer (“BOOT”) capabilities.  Pernix focuses its service offerings on small to mid-size power plants as well as transmission and distribution grids and underground cable installation.

Operations and Maintenance (O&M)

Pernix Group’s Power O&M services provide an integrated scope of services covering all aspects of power operations. Specifically, our O&M services include maintenance & operations, engineering, on-going reliability studies, construction management, recovery/rebuild, specialty services and rehabilitation. Prior to assuming operating responsibility for customer operations, we perform plant audits and provide a comprehensive plan, including timelines for assuming responsibility of the operation, as well as initial and long-term maintenance requirements. Our intense focus on machine performance and OEM maintenance requirements ensures efficient and long term operation of equipment.  We also partner closely with public and private entities to improve plant processes, performance, reliability and customer service while reducing operating costs as circumstances allow.

Pernix focuses on operating efficiency and reliability while maintaining safety, security and environmental stewardship. The Pernix Group power segment prides itself in being a steward of the environment and the assets entrusted to us by the communities in which we work. Accordingly, Pernix Group goes to great lengths to ensure that power segment employees are not transient operators, but ones who live and work in the community and depend upon the same power being provided to our customers.  This is part of our commitment to bring jobs and add value to the communities we serve.

Engineering, Procurement, and Construction (EPC)

Pernix Group relies on its construction capability and strong affiliation with world-class design firms and subcontractors to provide comprehensive global power EPC solutions. We have the resources to properly fit technology with our customers’ special requirements, budget and environmental considerations and constraints. Power plants are a significant investment and become a crucial part of a community’s survival, hence we take great care to understand what our customer requires, and ensure that the end product exceeds their expectations for today and contemplates their needs for the future. We accomplish this by partnering with our customers throughout all project phases to understand and recognize the unique requirements of each customer and each project phase, and leverage our ability to align and manage the best resources for all aspects of each particular project.

Pernix Group differentiates itself in its ability to efficiently scale its services to various size projects, ranging from small to mid-sized projects on a stand-alone project basis to large projects in association with our strategic partners. The variation in the scale of projects on which we work reflects the well thought out design, agility and efficiency in our operations. Pernix also has a wealth of experience upgrading existing facilities including the addition of new capacity or the refurbishment or replacement of outdated equipment at customer sites. These upgrade projects typically produce significant cost savings and performance improvements for our customers and can often be carried out while the power plant continues to operate, resulting in even greater cost savings.

As noted in the construction segment discussion, our state-of-the-art construction management services provide a systematic project review, including a comprehensive construction and start-up schedule. Our power plant construction methodology is not limited to building a facility; we also provide start up and commissioning services to ensure that the equipment is fully integrated with all other operating systems as well the transmission/distribution system and power grid. Furthermore, we provide the appropriate training for startup as well as future operations and maintenance.  In many cases, Pernix manages and operates many of the plants that we build. Due to our years of experience and diverse geographic footprint, we have developed strong regional and in-country relationships with engine and turbine manufacturers, suppliers of parts for power plants and distribution/ transmission systems, software developers and suppliers for control systems, Customer Information Systems (CIS), and Geographic Information Systems (GIS).  For this reason, Pernix is able to provide world-class power plant O&M services which are broad in scope and competitively priced.

Build, Own, Operate, Transfer (BOOT)

In addition to our O&M services and EPC, Pernix Group has the ability to implement projects via a BOOT model to help our customers finance and manage their current and potential infrastructure projects. Up-front costs are eliminated and the customer ultimately attains ownership of the final product. This is very similar in concept to a toll road. BOOT makes it easy for the customer to execute critically needed projects now despite budget constraints which would otherwise require deferring such projects well into the future.

Organizations such as the World Bank, U.S. EX-IM Bank and other international finance institutions (IFIs) have a history of lending money to aid customers in improving and privatizing their infrastructure. The BOOT model is another financial tool available to cash or budget constrained customers to achieve their infrastructure improvement goals. BOOT is one of several financing options that the Pernix Group may be able to offer our clients.

Current Power Operations & Maintenance Services

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our power services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu) and it contributed $6.0 million, or 3.0% of our 2015 revenue.  Although the revenue from our power operations represents just 3.0% and 7.7% of consolidated revenue during 2015 and 2014, respectively, it historically accounts for a significant portion of the Company’s pretax income from continuing operations in 2014.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL is a subsidiary of Pernix that conducts power service activities in Fiji. PFL has long-term contract with the Fiji Electricity Authority (“FEA”) to operate and maintain two separate diesel fired power generation plants. The O&M contract for these plants expires in May 2028 and includes management of a total of 110 MW of diesel power generation installed capacity in Fiji. In November 2014, Fijian Holdings Limited (FHL), an unrelated third party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

The Company operates two power plants in Fiji.  The Kinoya Power Plant, which consist of three phased-in plants situated near Suva, the capital of Fiji, is part of the FEA grid and is the largest diesel fueled power plant in Fiji with an installed capacity of 86.1 MW.  The Vuda Power Plant, situated between Nadi and Lautoka is the second largest diesel fueled power plant in Fiji with an installed capacity of 24.2 MW for a total combined installed capacity of 110 MW. The Kinoya and Vuda Power Plants are fully compliant with the applicable laws of Fiji relative to power plant operations such as the Labor Industrial Act and the Environmental Act, and complies with manufacturers guidelines by applying prudent engineering practice in the operation and maintenance of the power plant in both locations.

In late 2015, the Company’s existing O&M service agreement was amended to reflect the award of the 36 MW expansion project at Kinoya (as Pernix had been the EPC contractor).  The Company’s total operated capacity of 110 MW is inclusive of the 36 MW expansion.

Demonstrative of PFL’s outstanding O&M performance record, FEA has rated the PFL-managed Vuda and Kinoya power stations first and second out of five power stations in Fiji, and the FEA report stated “...it is no coincidence that the two Telesource (Pernix) stations are ranked first and second. They have a dedicated technically based health, safety and environmental officer who is actively involved in carrying out frequent and regular in house risk management checks”. FEA is a utility wholly-owned by the Government of Fiji and is responsible for the generation, transmission, distribution and retail sale of electricity on the islands of Viti Levu, Vanua Levu and Ovalau.  FEA serves approximately 90% of the country’s population.  PFL is therefore very proud of the positive recognition given to it by FEA.

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

Power Segment Outlook

According to ExxonMobil’s Outlook for Energy, from 2016 to 2040 the world’s population is projected to grow from 7.2 billion to 9 billion, and the global economy will more than double. As economies and populations grow, and as living standards improve for billions of people, the need for electricity is expected to continue to rise. Even with significant efficiency gains, global electricity demand is projected to rise by about 65% percent from 2014 to 2040.

In the countries belonging to the Organization for Economic Cooperation and Development (“OECD”) - including countries in North America and Europe – energy saving practices and technologies are expected to keep power usage relatively flat, even as these countries achieve economic growth and even higher living standards. In contrast, 85% of new electricity demand through 2040 is expected to come from Non-OECD countries as billions of people working to advance their living standards will require more power. By 2040 only 550 million people in the world are projected to remain without access to electricity, the majority of them located in sub-Saharan Africa.

Additionally, renewable energy sources will continue to overtake coal and other fossil fuels driving over half of all growth in electricity demand to 2040. By the early 2030s, the IEA expects renewables to become the largest source of electricity around the world and by 2040 account for 50% of generation in the European Union, 30% of generation in China and Japan and 25% of generation in the United States and India.

Pernix is well-positioned to meet that global demand for power.  As mentioned above, Pernix is among few within the power industry that have constructed and operated power plants in some of the most remote locations in the world and we can readily scale to various size projects ranging from small to mid-sized, on a stand-alone project basis and to large projects in association with our partners. This flexibility in the scale of projects on which we serve reflects the well thought out design, agility and efficiency in our operations.

The Company also has the capability to provide services for renewable power, including development, design, construction and facility O&M services for hydroelectric, solar, biomass and other renewable energy sources. Pernix continues to actively pursue those opportunities in Guam, Fiji, Papua New Guinea, Vanuatu, Samoa, the Solomon Islands and other locations across the Pacific Rim. Given its presence and strong reputation, Pernix anticipates that it will continue to be successful in that region.

While the Company’s outlook for new projects is highly positive, its relationships in Fiji and Vanuatu provide a recurring revenue stream for the next several years.

Corporate Segment

The Corporate segment covers the indirect activities supporting the Company’s construction and power activities. The Corporate segment earnings consist of rental revenue generated from the Company’s headquarters in Lombard, Illinois.

Our Business Strategy

Our business strategy as a diversified contractor focuses on expanding our public (government funded or sponsored) as well as extending our private sector construction management services and power services construction market segments. Key elements of our strategy include:

Expand and foster positive relationships with governments, public agencies and private entities worldwide

We will continue to focus on maintaining and expanding our existing relationships with governments, public agencies and private sector clients worldwide and diversifying our customer base within these sectors both domestically and internationally. We intend to penetrate these markets through strategic relationships, co-investment opportunities and acquisitions. We believe that to develop new contacts and opportunities we must continue to consistently exceed existing customer expectations, something we strive to do with every opportunity to serve. We will find new opportunities through promoting our Company’s résumé and our reputation in the marketplace to targeted customers. These efforts will be supplemented by market intelligence gathering and providing customized solutions based upon an understanding of the specific needs of each governmental agency and each private customer.

Capitalize on opportunities in challenging geographic locations

Pernix has built its reputation in the public sector on completing difficult projects in the most remote areas of the globe. For example, the Company’s résumé includes constructing a broadcasting station on the remote island of Tinian; managing the global logistics necessary to construct or modify the U.S. Embassies in Suva, Fiji, Baku, Azerbaijan, Freetown, Sierra Leone and Niamey, Niger; managing logistics and construction of the containerized housing projects in Iraq, and finding and training a local workforce to bring electricity to regions in Vanuatu that had never had electric service before. Pernix possesses the ability to help our clients understand, define and complete extraordinary projects of varying scale. Pernix Group understands what is required to execute and complete the most challenging projects regardless of whether the challenge is geographical, political, mechanical, or any combination of` these factors. While many of our competitors are not equipped nor experienced to manage technically challenging projects in remote geographic locations, Pernix Group specializes in and thrives on such challenges.

We intend to leverage our leading positions in the general construction, power construction and facilities O&M capabilities to continue to expand our services and revenue. We believe that the need for infrastructure upgrades, governmental facilities as well as diesel-fired, hydroelectric, biomass, natural gas fueled combined cycle and solar power will result in continued opportunities in our core markets. All of our business segments have unique integration opportunities particularly in the construction and O&M markets. With our ability to manage projects internationally, our successful track record and our global resources, we believe we are well-positioned to compete for projects in these global markets.

Continue to drive Center-of- Excellence Capabilities

Pernix is well recognized in the private sector across many specific end markets for expertise on all consulting and implementation levels. We will continue to develop our expertise in these specific project types as well as drive operational centers of excellence, including advanced upstream pre-con services and technology/systems enhanced downstream construction management capabilities, across our specific current and several new end markets.

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

Strengthen and support human capital

Our customers benefit from the extensive experience of the Pernix team members; we have engineers at Pernix with project experience in a multitude of different countries. The management team in the Finance and Administration areas has significant prior public accounting and Fortune 100 finance experience. With the recent acquisitions of BEK BG and PPG (which are disclosed in Note 4), the Company significantly enhanced its business development and operations managers in the construction segment. A large percentage of our employees have technical and professional backgrounds, as well as undergraduate and advanced degrees.

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

The Company also invests in key leadership positions at the highest levels in the organization, including the Board of Directors.  This experience and leadership expertise ensures alignment of business strategy objectives and corporate governance within the organization. Specifically, Mr. Don J. Gunther assumed the role of Chairman of the Board of Directors effective December 31, 2013 through October 6, 2015. He continues to serve on the Company’s Board of Directors as Vice Chairman and on the Compensation Committee since December 2012 and brings a wealth of construction and energy knowledge to the Board. Mr. Gunther was President, Vice Chairman and Director of the Bechtel Group, where he had responsibility for all of the global industry units and all corporate functions, including project management, engineering, procurement, construction, information services, information technology and contracts.

Our Business Segments

The following table sets forth the revenue attributable to our business segments for the periods indicated (1):

	Year End December 31,
	2015	2014
Construction	$189,415,888	$78,573,035
Power Services	5,987,511	6,583,394
Corporate	87,925	144,310
Total Revenue	$195,491,324	$85,300,739

(1)For additional financial information including net income by segment, see Note 19 to our consolidated financial statements.

Our Clients by Segment

In 2015 the construction segment has one major customer, who represents 26% of the consolidated total revenues of $195.5 million. The loss or reduction of business from this customer could materially and negatively impact the Company’s net income, cash flows and financial condition.

As of December 31, 2015, the power services segment has two primary customers: the FEA and the Government of Vanuatu.  In 2015, neither of these customers individually account for more than 10% of the consolidated total revenues. However, the Government of Vanuatu accounts for $1.1 million of the Company’s 2015 pre-tax income.  The loss of either of these customers could materially and negatively impact the Company’s net income, cash flows and financial condition.

The Corporate revenue consists of rental income received from third parties for space leased in the corporate office headquarters in Lombard, Illinois. The Corporate segment does not have any major customers in 2015.

Joint Ventures and Other Arrangements

Some of our larger contracts may operate under joint ventures or other arrangements under which we team with other reputable companies, typically companies with which we have worked for many years. This is often done where the scale of the project dictates such an arrangement or when the parties want to strengthen either its combined market position or technical skills. Several such joint ventures and strategic alliances have been established in the past several years and we continue to develop more strategic relationships.

Competition

The professional, technical and management support service markets we serve are highly fragmented and we compete with a large number of regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller, more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. Pernix Group utilizes partnerships and other key strategic relationships to obtain an advantage with regard to niche specialization, to obtain flexibility with regard to scale and scope of projects it may be involved with, thereby enhancing the combined résumés of Pernix and its partners. Pernix Group will continue to focus on providing the “best in class” procurement and contract execution processes as well as world class customer service in an agile fashion.

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

Regulation

We are subject to various government laws, regulations and/or applicable laws pertaining to the protection of the environment, primarily in the areas of water and air pollution (e.g. Council on Environmental Quality, the Environmental Protection Agency and FEA). These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from local agencies. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with any applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, our operating facilities also may be forced to shut down until the instances of non-compliance are corrected and/or be subject to fines or penalties. We are responsible for ensuring compliance of facilities with applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

We are regulated in a number of fields in which we operate. In the United States, we deal with the DOS to bid and execute on the construction of U.S. embassies and other projects. When working with this agency, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

•require certification and disclosure of all cost or pricing data in connection with various contract      negotiations;

•impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

•restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2015, and from construction contractual agreements on which work has not yet begun and awarded not booked backlog where a contract agreement has not been signed but there is a high degree of certainty where we expect to recognize revenue in the future. The following summarizes changes in backlog on construction contracts during the fiscal year ended December 31, 2015:

Balance at December 31, 2014	$21,501,972
New construction contracts / amendments to contracts in 2015	547,346,411
Less: construction revenue earned as of December 31, 2015	(189,415,888)
Balance at December 31, 2015	$379,432,495

Management anticipates that a significant portion of the backlog will be recognized as revenue during 2016. The table does not include $169.2 million of revenue associated with our recent OBO award to construct the new U.S. Embassy Compound in Maputo, Mozambique (disclosed as a subsequent event in Note 21), nor does it include our long term contracts or memo of understanding (MOU) for power O&M services or construction segment stipend income. The stipend income is related to contracts that were not ultimately awarded to the Company as they are not directly related to core construction work.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties used in our construction and power operations primarily consist of office space within general, commercial office buildings in major cities. We believe our properties are well maintained, in good condition, adequate and suitable for our purposes. Our offices are in the following locations:

Offices	Business Segment	Owned / Leased
Lombard, Illinois	Corporate	Owned
Vienna, Virginia	Construction	Leased
Suva, Fiji Islands	Power Services	Leased
Luganville, Espiritu Santo - Vanuatu	Power Services	Leased
Harmon, Guam (USA)	Power Services	Leased
Chicago, Illinois	Construction	Leased
Greenville, South Carolina	Construction	Leased
Durham, North Carolina	Construction	Leased
North Charleston, South Carolina	Construction	Leased
Houston ,Texas	Construction	Leased
McLean, Virginia	Construction	Leased

ITEM 3. LEGAL PROCEEDINGS

As a contractor providing services to government agencies, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. Intense government scrutiny of contractors’ compliance with those laws and regulations through audits and investigations is inherent in government contracting, and, from time to time, we receive inquiries, subpoenas, and similar demands related to our ongoing business with government entities. Violations can result in civil or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or option renewals.

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

In late 2010, VUI was selected by the Government of the Republic of Vanuatu to provide O&M services for a power plant in Vanuatu. In 2011, UNELCO, the former concessionaire, brought a case against the Republic of Vanuatu seeking judicial review in relation to the awarding of the electricity concession to VUI. This matter is described as Case No. 101 of 2011. The Republic of Vanuatu is the first defendant and VUI elected to join the suit as a second defendant in order to best preserve its interests. There are currently no claims in relation to damages or otherwise directed at VUI in the proceedings. Therefore, as of December 31, 2015 there are no potential VUI losses that are probable and no accrual is deemed necessary.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is traded on the Over-the-Counter Quotation Board (OTCQB) under the symbol “PRXG.” As of December 31, 2015, there were fewer than 250 shareholders of record, four of which own over 96% of the outstanding shares. The following table sets forth the high and low closing sales prices of a share of our common stock during each of the fiscal quarters presented, based upon quotations on the OTCQB reporting system.

	High Sales Price ($)	Low Sales Price ($)
2015:
First quarter	3.50	2.71
Second quarter	3.00	1.88
Third quarter	1.88	1.80
Fourth quarter	2.00	.81

	High Sales Price ($)	Low Sales Price ($)
2014:
First quarter	8.00	2.45
Second quarter	50.00	4.00
Third quarter	9.50	5.11
Fourth quarter	5.11	3.50

We have not paid a cash dividend on common stock since our inception and we currently have no plans to pay cash dividends on common stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Executive Summary

The Company is very excited about its transformation and diversification in conjunction with our recent acquisitions. These will diversify our customer base, strengthen our DOS and commercial businesses including our Pacific Rim region, which positions us for significant organic and inorganic growth.

We have successfully completed projects for Novartis, Purdue Pharma, Gulfstream Aerospace, Medical University of South Carolina, Texas A&M University, DOS / Freetown and FEA / Kinoya Expansion Construction projects during the year ended December 31, 2015. Upon successful completion of the Kinoya projects, the O&M Agreement between FEA and PFL was amended to include O&M services for the newly installed engines and the master O&M agreement was extended five years and now expires in 2028. In September 2015, the DOS awarded the Company a contract for $81.6 million for the U.S. Embassy Berlin as well as several large technical market projects at BEK BG. In March 2016, the DOS awarded the Company a contract for $169.2 million for the new U.S. Embassy Compound in Maputo, Mozambique. We are actively pursuing additional DOS projects as well as large commercial and advanced manufacturing opportunities in North America and large projects in Guam with potential award expectation in mid-2016.

In relation to our recent BEK BG and PPG acquisitions, we retained the leadership, operational and functional teams of both acquisitions. They will continue to serve, grow and utilize customer and supplier relationships which will provide the Company with the capabilities to further strengthen and leverage global opportunities.

Management continues to focus on bidding and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. Meanwhile, the Company enjoys the benefit of having $80.2 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

During the year ended December 31, 2015 and 2014, the Company generated revenues of $195.5 million and $85.3 million, respectively. Construction revenue increased $110.8 million primarily attributable to our recent acquisitions, while power services revenue decreased $0.6 million. Excluding our recent acquisitions, new awards and related change orders with contract value in excess of $83.6 million were granted to the Company during the year ended 2015 and with the completion of two acquisitions in June 2015, backlog is $379.4 million as of December 31, 2015.

Gross profit for the year ended December 31, 2015 was $7.6 million or $6.3 million lower than the prior year period driven primarily by completion of DOS projects which carried higher recognized margins, $1.8 million of non-cash amortization expense related to our acquisitions and recognition of additional costs of approximately $2.5 million associated with three loss contracts in 2015.

Total Consolidated Revenue by year for 2011 through 2015 (in millions):

2011	2012	2013	2014	2015
$58.0	$120.0	$73.8	$85.3	$195.5

Other Matters

VUI has received a decision by the Vanuatu judiciary regarding a retender of the long term concession deed to operate and maintain the diesel and hydro power operations in Vanuatu. The government has issued a new agreement to VUI to continue to operate the plant under the MOU terms until the retender process is completed. As of the date of this report, VUI continues to operate and maintain the system. Once a retender is completed and if VUI is not awarded the concession deed or if the VUI is unable to sufficiently reduce operating costs under the new tariff ruling, it could have a material and negative impact on the Company’s future income, cash flows and financial condition.

VUI accounted for $1.0 million of Pernix consolidated pretax income in 2015 and 2014. VUI has received high ratings from the Utilities Regulatory Authority of Vanuatu for work performed under the MOU to date but the Company does not know the likelihood of a successful retender bid by VUI or the financial impact of the new tariff ruling.

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

Our costs consist primarily of the compensation we pay to our employees, including salaries, benefits, the costs of hiring subcontractors and other project-related expenses, the costs associated with maintaining and operating diesel power plants (fuel related costs) and sales, general and administrative costs.

Critical Accounting Policies and Estimates

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Highlighted below are the accounting policies that management considers critical to understanding the operations of our business. See Note 3 of the notes to our consolidated financial statements for more detailed disclosure of the Company’s significant accounting policies.

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries in which control does not rest with other entities, as well as joint ventures which are determined to be variable interest entities (“VIE”) and in which the Company is the primary beneficiary. During 2015, the Company’s VIE related primarily to its Pernix Guam subsidiary. See Note 4 to the consolidated financial statements. During 2014, the VIE and related financial results were not material. All inter-company accounts have been eliminated in consolidation. The Company effected an elective accounting quasi-reorganization as of September 30, 2012, which eliminated its accumulated deficit in retained earnings and accumulated other comprehensive income (loss) against additional paid-in-capital. The consolidated financial statements as of December 31, 2015 and 2014 reflect the adjustments to fair value of assets and liabilities that were recorded in connection with the implementation of the quasi-reorganization and subsequent amortization thereof. See Note 2 in our notes to our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, fair value allocations used in business combinations, allowances for doubtful accounts, reserves for self-insured risk, valuation of options in connection with various share-based compensation plans, insurance accruals, goodwill impairment evaluations and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition

Construction Revenue. Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Our projects include general contracting design/build and construction management services, and include provisions of termination for convenience by the party contracting with us. Such provisions also allow payment to us for the work performed through the date of termination.  Contracts can vary depending on the customer’s need. Our contracts are on lump sum, guaranteed maximum price and the cost plus fee basis.

Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not have been approved by the customer until the later stages of a contract or subsequent to project completion.  This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Certain unapproved change orders may be accounted for based on probability of cost recovery. For those change orders, if it is not probable that costs will be recovered through a change in the contract price, the costs attributable to such pending change orders are treated as contract costs without incremental revenue.  For contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amount expected to be recovered or the costs expected to be incurred. Revenues recognized in excess of amounts billed and the associated costs are classified as current assets, since it is anticipated that these earnings and costs will be billed and collected.  Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in 24 months on average from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of revenue and in revenue to the extent the contract is complete.

Power Services Revenue. The Company receives a combination of fixed and variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period.

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

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No U.S. Federal or State deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $3.6 million through September 30, 2014 because we made the election to permanently reinvest these earnings overseas to fund growth and operations. The Company determined that we will no longer permanently reinvest its PFL earnings overseas effective October 1, 2014 in conjunction with its partial sale of PFL to Fijian Holdings Limited (FHL) for a 25% interest. Upon repatriation of these earnings, those earnings would be included in taxable income at that time. However, any additional U.S. income taxes may be offset in part by the use of foreign tax credits. U.S. income tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu and Pernix Group repatriates these earnings on a monthly basis.

Results of Operations

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

Revenues

Total revenues increased $110.2 million to $195.5 million for the year ended December 31, 2015 compared to 2014. This increase is comprised of $159.9 million of revenue associated with the Pernix Guam and BEK BG acquisitions, offset by a reduction in organic construction revenue of $49.1 million and a reduction of $0.6 million in power services and other revenue.

Construction – Including recent acquisitions, construction revenues for the year ended December 31, 2015 were $189.4 million compared to $78.6 million in the prior year. Excluding our recent acquisitions, construction revenues for the year ended December 31, 2015 compared to the prior year decreased $49.1 million primarily driven by the completion of existing projects previously awarded and the delay of expected awards, which was partially offset by four newly awarded contracts in 2015 and the second half of 2014. The top five BEK BG projects accounted for approximately 50% of the revenue generated during the year which were in the life science and aerospace industries located in the south and south east region of the United States.

Service Fees — Power plant service revenues were $6.0 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively, a $0.6 million decrease over the prior year. The decrease is due to higher water levels in Fiji which drove lower diesel power demand, higher planned and unplanned maintenance and the strengthening of the USD dollar against the FJD dollar.

Costs and Expenses

Construction Costs - Total construction costs increased $116.2 million to $184.2 million as compared to the prior year. Costs associated with the BEK BG and PPG acquisitions were $154.7 million and organic costs were $29.5 million. In addition, construction costs include amortization expense of $1.5 million related to customer contracts / backlog in connection with our June 2015 acquisitions.

Operations and Maintenance Costs — Power plant costs increased $0.3 million to $3.7 million for the year ended December 31, 2015 compared to $3.4 million for the prior year, reflecting higher maintenance expense incurred during the year ended December 31, 2015 in Kinoya and Vuda.

Gross Profit

Gross profit decreased $6.3 million to $7.6 million, for the year ended December 31, 2015 from $13.9 million in the prior year. Gross profit associated with our recent acquisitions was $5.2 million and organic gross profit was $2.4 million.  Specific drivers to the non-acquisition decrease in gross profit were substantial completion of certain projects which had higher recognized margins in 2014, and recognition of $2.5 million of additional costs associated with three loss contracts in 2015.

Operating Expenses

Salaries and Employee Benefits increased $8.3 million to $14.2 million for the year ended December 31, 2015 compared to the prior year reflecting $6.6 million of costs associated with the BEK BG and PPG acquisitions.

General and Administrative expenses increased $7.3 million to $11.4 million for the year ended December 31, 2015 compared to the prior year.  This increase includes $1.7 million of non-recurring transaction costs and $1.9 million of non-recurring professional and integration costs, and $3.8 million of general and administrative costs associated with the BEK BG and PG acquisitions as well as higher travel costs and professional fees.

Other Income (Expense)

Other income (expense) increased $0.1 million to ($0.2) million of expense primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax income (loss) decreased $21.9 million to a pretax loss of ($18.1) million for the year ended December 31, 2015 compared to pretax income of $3.8 million for the prior year, primarily due to reduced gross profit on lower organic revenue, $2.5 million of additional costs recognized on loss contracts, and $3.6 million of non-recurring transaction and integration costs associated with our recent acquisitions.

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net income (loss) was ($19.0) million and ($1.8) million for the year ended December 31, 2015 and 2014, respectively, for the reasons noted above as well as decreases in income tax expense, non-controlling interest net income, and preferred stock dividends.

Liquidity and Capital Resources

	December 31,
	2015	2014
Cash and cash equivalents	$18,792,712	$11,169,169

	2015	2014
Cash used in operating activities	$(9,786,596)	$(4,650,272)
Cash used in investing activities	(21,271,368)	(1,271,553)
Cash (used in) provided by financing activities	38,823,492	(2,232,481)
Effect of exchange rates on cash	(141,985)	(174,365)
Increase (decrease) in cash and cash equivalents	$7,623,543	$(8,328,671)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for our global customers through the operation and maintenance of power plants, financing obtained from third party banks and affiliated parties, and sales of common and preferred stock.

During the year ended December 31, 2015, the Company received additional borrowings to assist with working capital needs (as described in Note 11). These borrowings include PFL’s working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for $1.4 million and Pernix Guam’s interchangeable letter of credit with ANZ for $1.5 million. PGI also entered into a two year term loan with Bent Marketing Limited, an affiliate of a major shareholder, for $6.0 million. These borrowings were incremental to Pernix Guam’s five year term loan with ANZ of $1.7 million and line of credit of $0.5 million. Total outstanding debt as of December 31, 2015 was $11.3 million.

During the year ended December 31, 2015, the $7.6 million increase in the cash balance is most significantly related to the Company’s $9.8 million cash used in operating activities, $20.4 million used for acquisitions which were primarily funded by the issuance of $28.0 million in preferred stock (see Note 14) and $12.2 million of proceeds from debt.  The cash used in operating activities is largely attributable to subcontractor and material purchases made on active contracts and timing of accounts receivable and payable activity, as well as non-recurring transaction and professional costs associated with our BE&K BG and PPG acquisitions.

It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capability will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of December 31, 2015, the Company’s total assets exceeded total liabilities by $22.6 million. The Company has $80.2 million in net operating loss carryforwards that it may utilize in the future to offset future taxable income.

The Company does not currently have material commitments for capital expenditures as of December 31, 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Regulation S-K 303. However, we enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of December 31, 2015 the Company had a FJD 10.5 million ($5.0 million USD) financial guarantee of PFL’s line of credit with ANZ. The Company does not anticipate any payment risk under these guarantees as of December 31, 2015.  As of December 31, 2014, the Company had FJD 8.5 million and Euro 6.1 million financial guarantees of PFL’s line of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERNIX GROUP, INC.
Index to Consolidated Financial Statements
December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’

Pernix Group, Inc.

Lombard, Illinois

We have audited the accompanying consolidated balance sheets of Pernix Group, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Group, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 29, 2016

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
	As of December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$18,792,712	$11,169,169
Restricted cash	952,502	1,181,735
Accounts and other receivables	48,219,748	7,014,352
Inventories	1,844,953	1,592,430
Cost and estimated earnings in excess billings	16,563,199	7,539,080
Prepaid expenses and other current assets	1,453,539	1,718,569
Total current assets	87,826,653	30,215,335
Property and equipment, net	4,069,612	1,678,438
Deferred tax asset	552,756	—
Other assets	689,323	57,741
Intangible assets, net:
Customer contract backlog	6,176,553	—
Goodwill	19,141,273	—
Customer contract intangibles	71,950	81,651
Tradename	900,000	—
Total assets	$119,428,120	$32,033,165
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,757,695	$12,890,164
Accrued purchase orders	32,339,972	400,619
Billings in excess of costs and estimated earnings	6,399,339	3,787,661
Other current liabilities	7,770,659	2,764,106
Current maturities on term loan and line of credit	2,544,959	—
Total current liabilities	86,812,624	19,842,550

Other non-current liabilities	698,867	—
Deferred tax liability	552,756	—
Long-term debt	8,744,686	—
Total Liabilities	96,808,933	19,842,550

Commitments and contingencies
Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at December 31, 2015 and 2014	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, $850,000 liquidation preference, 170,000 shares issued and outstanding at December 31, 2015 and 2014	1,700	1,700
Series C convertible senior preferred stock, $0.01 par value. Authorized 4,000,000 shares, $28,000,000 liquidation preference, 2,800,000 shares issued and outstanding at December 31, 2015 and zero shares at December 31, 2014,	28,000	—
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and outstanding	94,037	94,037
Additional paid-in capital	45,147,931	16,137,313
Accumulated deficit - since September 30, 2012	(24,586,359)	(5,581,731)
Accumulated comprehensive income (loss) - since September 30, 2012	(583,408)	(455,624)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	20,111,901	10,205,695
Non-controlling interest	2,507,286	1,984,920
Total stockholders' equity	22,619,187	12,190,615
Total liabilities and stockholders' equity	$119,428,120	$32,033,165

See accompanying notes to the consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Revenues:
Construction revenue	$189,415,888	$78,573,035
Service fees – power plant	5,987,511	6,583,394
Other revenue	87,925	144,310
Gross revenues	195,491,324	85,300,739
Costs and expenses:
Construction costs	184,178,422	68,010,862
Operation and maintenance costs - power plant	3,695,246	3,389,160
Cost of revenues	187,873,668	71,400,022
Gross profit	7,617,656	13,900,717
Operating expenses:
Salaries and employee benefits	14,183,510	5,904,756
General and administrative	11,401,084	4,094,030
Total operating expenses	25,584,594	9,998,786
Operating income (loss)	(17,966,938)	3,901,931

Other income (expense):
Interest income (expense), net	(73,414)	3,243
Interest and other expense - related party	(247,090)	(83,103)
Foreign currency exchange loss	(29,022)	(128,039)
Other income, net	178,353	117,254
Total other income (expense)	(171,173)	(90,645)

Consolidated income (loss) before income tax expense	(18,138,111)	3,811,286

Income tax expense	(194,178)	(481,638)

Consolidated net income (loss)	(18,332,289)	3,329,648

Less: Net income attributable to non-controlling interest	513,752	4,712,504

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(18,846,041)	(1,382,856)

Less: Preferred stock dividends	158,587	457,442

Consolidated net income (loss) attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries	$(19,004,628)	$(1,840,298)

Earnings (loss)per share attributable to the common stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(2.17)	$(0.20)
Weighted average shares outstanding – basic and diluted	9,403,697	9,403,697

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014

Consolidated net income (loss)	$(18,332,289)	$3,329,648
Other comprehensive income (loss):
Foreign currency translation adjustment	(165,222)	(199,946)

Total comprehensive income (loss)	$(18,497,511)	$3,129,702
Net income attributable to non-controlling interests	$513,752	$4,712,504
Foreign currency translation attributable to non-controlling interests	(37,438)	33,209
Total comprehensive income attributable to non-controlling interest	$476,314	$4,745,713
Total comprehensive loss attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(18,973,825)	$(1,616,011)

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid- In Capital	Non-controlling Interest
Balance at December 31, 2013	$11,251,933	$(3,741,433)	$(222,469)	$94,037	$11,700	$14,324,683	$785,415

Net income (loss)	3,329,648	(1,382,856)	—	—	—	—	4,712,504
Foreign currency translation adjustment	(199,946)	—	(233,155)	—	—	—	33,209
Preferred stock dividends	(457,442)	(457,442)	—	—	—	—	—
Additional paid in capital from:
Stock compensation expense	216,630	—	—	—	—	216,630	—
Partial sale of non-controlling interest in subsidiary	2,254,605	—	—	—	—	1,596,000	658,605
Distribution to non-controlling interest holders	(4,204,813)	—	—	—	—	—	(4,204,813)
Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920

Net income (loss)	(18,332,289)	(18,846,041)	—	—	—	—	513,752
Foreign currency translation adjustment	(165,222)	—	(127,784)	—	—	—	(37,438)
Preferred stock dividends	(158,587)	(158,587)	—	—	—	—	—
Change in deferred tax asset valuation allowance subsequent to quasi-reorganization	533,654	—	—	—	—	533,654	—
Stock compensation expense	362,678			—	—	362,678	—
Issuance of Series C convertible senior preferred stock	28,000,000	—	—	—	28,000	27,972,000	—
Net acquisition of and distribution to non-controlling interest holders	188,338	—	—	—	—	142,286	46,052
Balance at December 31, 2015	$22,619,187	$(24,586,359)	$(583,408)	$94,037	$39,700	$45,147,931	$2,507,286

See accompanying notes to consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(18,332,289)	$3,329,648
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,237,507	191,606
Quasi-Reorganization adjustments	183,059	150,738
Stock compensation expense	362,678	216,630
Loss on disposal of assets	(64,666)	—
Changes in assets and liabilities:
Accounts receivable	(8,066,816)	2,171,527
Inventories	(140,953)	(83,981)
Cost and estimated earnings in excess of billings	11,942,121	(7,650,057)
Prepaid and other current assets	2,938,310	(503,794)
Accounts payable and accrued expenses	2,544,000	2,146,927
Billings in excess of cost and estimated earnings	(3,389,547)	(4,619,516)
Net cash used in operating activities	(9,786,596)	(4,650,272)
Cash flows used in investing activities:
Acquisitions	(20,407,585)	—
Capital expenditures	(1,323,843)	(548,737)
Proceeds from the sale of assets	230,827	—
Restricted cash	229,233	(722,816)
Net cash used in investing activities	(21,271,368)	(1,271,553)
Cash flows provided by (used in) financing activities:
Proceeds from sale of preferred stock	28,000,000	—
Proceeds from partial sale of subsidiary	—	2,254,605
Proceeds from long-term debt	4,797,570	—
Proceeds from long-term debt, related party	7,425,300	—
Repayment of short and long-term debt	(933,225)	—
Preferred dividends paid	(400,000)	(402,192)
Distribution to non-controlling interest holders	(66,153)	(4,084,894)
Net cash provided by (used in) financing activities	38,823,492	(2,232,481)
Effect of exchange rate changes on cash and cash equivalents	(141,985)	(174,365)
Net increase (decrease) in cash and cash equivalents	7,623,543	(8,328,671)
Cash and cash equivalents at beginning of period	11,169,169	19,497,840
Cash and cash equivalents at end of period	$18,792,712	$11,169,169
Cash paid during the period for interest	$66,102	$—
Cash paid during the period for interest - related party	$43,384	$—
Cash paid during the period for income taxes	$132,724	$514,149
Supplemental disclosure of non-cash investing and financing transactions:
Accumulated preferred stock dividends	$1,425,843	$55,250
Unpaid equity distributions	$—	$119,918

See accompanying notes to consolidated financial statements.

Pernix Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background

Pernix Group, Inc. (the “Company”, “Pernix Group” or “Pernix”) is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of December 31, 2015 and 2014, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI. (Ernil), Halbarad Group, Ltd., BVI, (Halbarad) and Affiliates. The Company conducts its operations through the parent and its subsidiaries.

Pernix is a diversified contractor that is engaged in two primary operating business segments: construction services as a design-build general contractor in the public and private markets and power services as a builder, manager and investor in power projects operating as an independent power producer. Pernix has full-scale construction and management capabilities, with some of the Company’s subsidiaries located in the United States, Guam, Fiji, Vanuatu, South Korea, Africa and Germany. The Company provides services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the corporate operations are a separately reported segment.

The Company’s subsidiaries and consolidated joint ventures, which include Pernix Building Group, LLC, Pernix-Serka Joint Venture (PSJV), Pernix-SHBC Joint Venture (SHBC), Pernix LTC (PLTC), Pernix Fiji, Ltd. (PFL), Vanuatu Utilities and Infrastructure (VUI), Pernix Guam LLC (PPG) and Pernix Kaseman Joint Venture, LLC (PKJV) also bid on and /or execute construction projects with support from the Pernix corporate office. Dck ecc Guam Pacific JV LLC is a variable interest entity for which the Company is the primary beneficiary.

Pernix has two power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji and Vanuatu, respectively. VUI is wholly-owned and PFL is majority-owned since November 25, 2014, when PFL sold 249,999 of its common shares to Fijian Holdings Limited (FHL) for a 25% non-controlling interest for FJD 4.35 million ($2.3 million USD). The transaction resulted in approximately $0.7 million and $1.6 million recorded in non-controlling interest and additional paid-in capital as of December 31, 2014, respectively. Prior to November 25, 2014, PFL was wholly-owned.

2. Quasi-Reorganization

In accordance with quasi-reorganization requirements, the Company elected to effect a quasi-reorganization after assessing as of September 30, 2012 that it had reached a turning point in its operations and future profitable operations were reasonably assured. The management team transformed the Company through the 2012 disposition of unprofitable business entities and through implementation of efforts to become leaner in terms of leverage and stronger in formation of strategic relationships with customers, vendors and key government agencies.

In connection with the application of quasi-reorganization accounting, the Company applied Accounting Standard Codification (ASC) 852, Reorganizations, to restate assets and liabilities at fair value. The Company, with the assistance of a third-party valuation firm, performed the fair value assessment and computed the estimated fair value of the business enterprise as of September 30, 2012 based on the market and income approaches, the results of which approximated one another. In applying quasi-reorganization accounting as of September 30, 2012, the Company obtained approval from its shareholders and its Board of Directors to implement a quasi-reorganization.

The impact on earnings, accumulated deficit and accumulated other comprehensive income (loss) was as follows:

•The Company’s accumulated deficit and accumulated other comprehensive income (loss) accounts of $68.6 million and ($0.1) million, respectively, as of September 30, 2012 were eliminated, with a commensurate reduction in additional paid-in capital.

•The Company’s earnings and accumulated other comprehensive income (loss) subsequent to September 30, 2012 are separately presented as “Accumulated deficit - since September 30, 2012” on the face of the consolidated balance sheets and this presentation will be carried forward for ten years until 2022.

3. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries over which the Company exercises control and joint ventures when determined to be variable interest entities (VIE) in which the Company is the primary beneficiary. During 2015, the VIE and related financial results primarily relate to our recent PPG acquisition (refer to Note 4). In 2014, the VIE and related financial results are not material. All inter-company accounts have been eliminated in consolidation. The 2015 and 2014 consolidated financial statements of the Company reflect the impact of quasi-reorganization accounting. See Notes 1 and 2 to our consolidated financial statements for more information regarding joint ventures and the quasi-reorganization.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, fair market value allocation of assets purchased in business combinations, allowances for doubtful accounts, reserves for self-insured risk, valuation of options in connection with various share-based compensation plans, insurance accruals, goodwill impairment evaluations, and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

Revenue Recognition— Pernix offers our services through two operating business segments: construction and power services which are supported by the corporate segment. Revenue recognition for each of the non-corporate segments is described by segment below.

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

Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not have been approved by the customer until the later stages of a contract or subsequent to project completion.  This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Certain change orders may be accounted for based on probability of cost recovery. For these change orders if it is not probable that costs will be recovered through a change in the contract price, the costs attributable to such pending change orders are treated as contract costs without incremental revenue.  For contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amount expected to be recovered or the costs expected to be incurred. Revenues recognized in excess of amounts billed and the associated costs are classified as current assets, since it is anticipated that these earnings and costs will be billed and collected in the next fiscal year.  Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 24 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included in the contract costs of revenue and in revenue to the extent the contract is complete.

Power Services Revenue. The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period. The Company also receives fixed payments in connection with the long term concession deed for O&M services in Fiji.

Cost of Construction Revenue. Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation and indirect overhead in cost of construction revenue dependent on the nature of charges and the related project agreements. If not chargeable to individual projects, overhead costs are expensed in the period incurred. Contract duration typically extends beyond one year. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion.

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of December 31, 2015 and 2014, the Company had no significant receivables or payables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.  See Note 13 to the consolidated financial statements.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing constructions projects and non P-109 cash related to our PPG acquisition. See Note 4 for further disclosure.

Inventory — Inventory primarily represents the value of spare parts which the Company is required to maintain for use in the diesel power generators. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of December 31, 2015 and 2014, the value of the spare parts inventory is $1.6 million and $1.4 million, respectively.

Property and Equipment - Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for major additions and improvements are capitalized while maintenance and repairs are expensed as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period.  Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining terms of the underlying lease agreement.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the years ended December 31, 2015 and 2014.

Goodwill and Other Intangible Assets – The acquisitions discussed in Note 4 resulted in the recognition of goodwill and certain other intangible assets. Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year. No impairment charges have been recorded in 2015 or 2014.

Other intangible assets with determinable lives consist primarily of customer contracts/backlog and tradename. The customer contracts / backlog intangible assets are being amortized on a straight-line basis over a 2 to 3 year weighted average life and are recorded in construction costs in the statements of operations. The tradename intangible asset is being amortized on a straight-line basis over 2 years and is recorded in general and administrative expenses in the statements of operations. See Note 5 to our consolidated financial statements for more information.

Construction and power contract intangibles – In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and will be amortized in proportion to the anticipated completion of the contracts. As of December 31, 2015 the remaining weighted average life on contract intangible assets is 8 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the years ended December 31, 2015 and 2014 and the remaining balance as of December 31, 2015 was $0.1 million.

Income Taxes—Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return, which includes its respective share of earnings from its U.S. subsidiaries. PFL is a Fijian corporation and files a Fijian corporate tax return. PPG is a wholly owned Guam limited liability company which does not file a separate Guam tax return as it is a disregarded entity included in the U.S. corporate tax return.

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

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors considered by the Company in its contract evaluations include, but are not limited to; client type—domestic and foreign, federal, state and local government or commercial client, historical contract performance, historical collection and delinquency trends, client credit worthiness and general economic conditions.

Fair Value of Financial Instruments—The Company determines the fair values of its financial instruments based on inputs or assumptions that market participants would use in pricing an asset or a liability. The Company categorizes its instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the short-term debt agreements approximate fair value because of the short maturities of these instruments.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type leases, and foreign currency contracts. As of December 31, 2015 and 2014, the Company did not hold any such financial instruments.

Foreign Currency Translation—Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average yearly exchange rates.  Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Earnings (Loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the statement of operations as a component of other expense (income), net.

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. At December 31, 2015 and 2014, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

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

Stock option awards for employees and directors are classified as equity instruments and are valued at the grant date and are not subject to re-measurement. The option valuation is performed using a fair value Black Scholes model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During 2015 and 2014 the compensation expense related to the stock options was approximately $0.4 million and $0.2 million, respectively.

Reclassification— Certain reclassifications were made to prior years’ amounts to conform to the 2015 presentation.

4. Acquisitions

BE&K Building Group Acquisition

On June 30, 2015, the Pernix Building Group, LLC (“PBG”), a wholly owned subsidiary of Pernix, acquired a 100% membership interest in KBR Building Group, LLC from BE&K, Inc., a subsidiary of KBR, Inc. pursuant to a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) for $22.0 million in cash subject to working capital adjustments, of which $0.9 million was paid on the acquisition date, based on a net working capital target of negative $6.0 million. During the fourth quarter, management finalized a $4.0 million working capital adjustment reducing the final purchase price to $18.9 million. The KBR Building Group, LLC, now known as “BE&K Building Group” (“BEK BG”), is a diversified construction services company serving advanced manufacturing, industrial, life sciences, and commercial/mixed-use clients providing comprehensive pre-construction and at-risk construction management services. The addition of BEK BG personnel, resources, past experience and past performance will serve to expand Pernix’s U.S. domestic base and its private sector coverage.

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

The Company has determined that the JV is a variable interest entity (“VIE”) in which PPG now holds a 55% membership interest.  PPG is the primary beneficiary of the JV and as a result, consolidates the JV in its entirety.  PPG controls all activities and has a 96% economic interest in the activities of the P-109 project, which represents the most significant remaining activities of the JV.  PPG has no obligation to absorb the expected losses of, nor the right to receive the expected residual returns deriving from non P-109 activity of the JV.  It is expected that the JV activity upon which these short-term balance sheet items are based will be concluded within the first half of 2016, or sooner, and will not impact the Company’s consolidated financial statements after the completion of these non P-109 projects.  The consolidated financial statements as of December 31, 2015 include the following assets and liabilities of the JV which relate solely to the non P-109 projects and the Company has no rights or obligations with respect to these items:

Non P-109
Cash and cash equivalents	$217,985
Cost in excess of billings and estimated earnings on uncompleted contracts	78,134
Contract payables and accrued expenses	812,846
Billings in excess of costs and estimated earnings on uncompleted contracts	233,711

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

The Company has estimated the fair value of the assets acquired and liabilities assumed at the date of acquisition based upon information available to the Company at the reporting date. Management has used its best estimates in the purchase price allocation as of the date of these financial statements.

The following presents the estimated fair value of the assets acquired and liabilities assumed in the BEK BG and PPG acquisitions, and the resulting goodwill recognized totaling $19.1 million:

Purchase Price Allocation
	BE&K	PPG	Total
Consideration:
Cash	$18,882,585	$1,525,000	$20,407,585
Contingent consideration	-	300,000	300,000
Fair Value of Non-controlling interest	-	164,991	164,991
Fair Value of Consideration Transferred	18,882,585	1,989,991	20,872,576

Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	-	551,663	551,663
Cost and estimated earnings in excess of billings	19,817,677	1,148,563	20,966,240
Accounts receivable	32,532,263	616,317	33,148,580
Inventory	-	111,570	111,570
Other assets	1,593,881	1,826,470	3,420,351
Fixed assets	-	1,458,261	1,458,261
Intangibles assets	8,400,000	472,000	8,872,000
Billing in excess of costs and estimated earnings	(5,098,767)	(902,458)	(6,001,225)
Accounts payable and accrued expenses	(55,694,457)	(3,439,290)	(59,133,747)
Other current liabilities	(1,662,390)	-	(1,662,390)
Total Identifiable Net Assets	(111,793)	1,843,096	1,731,303
Goodwill	18,994,378	146,895	19,141,273
Fair Value of Consideration Transferred	$18,882,585	$1,989,991	$20,872,576

Acquired intangible assets consist primarily of contract-related intangibles and tradename. Transaction costs associated with these acquisitions incurred during the year ended December 31, 2015 was $1.7 million.

The amounts assigned to goodwill and intangible asset classifications for the 2015 acquisitions are all recorded in the construction segment as follows:

Construction Segment
Identifiable intangibles:
Customer contracts / backlog	$7,672,000
Tradename	1,200,000
Total identifiable intangible assets	8,872,000
Goodwill	19,141,273
Total Goodwill and identifiable intangibles assets	$28,013,273

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the years ended December 31, 2015 and 2014, assuming that the 2015 acquisitions had taken place on January 1, 2014.

	Year ended December 31,
	2015	2014
Revenues:
As reported	$195,491,324	$85,300,739
Pro forma	$325,562,498	$405,688,886

Net income (loss) attributable to common stockholders:
As reported	$(19,004,628)	$(1,840,298)
Pro forma	$(16,536,125)	$7,169,621

Basic and diluted earnings per share:
As reported	$(2.17)	$(0.20)
Pro forma	$(1.93)	$0.52

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

The pro forma results include adjustments for non-recurring transaction costs of $1.7 million for the year ended December 31, 2015 and $1.9 million of non-recurring professional fees and transition related expenditures for the year ended December 31, 2015 and 2014.

Actual acquisition revenue for the year ended December 31, 2015 was $159.9 million and loss before income taxes for the year ended December 31, 2015 was $(5.2) million.

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets subject to amortization consisted of the following as of December 31:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Customer Contracts / Backlog	$7,972,000	$(1,723,497)	$6,248,503	$300,000	$(218,349)	$81,651
Tradename	1,200,000	(300,000)	900,000	-	-	-
Total Other Intangible Assets	$9,172,000	(2,023,497)	7,148,503	300,000	(218,349)	81,651
Goodwill			19,141,273			-
Total Goodwill and Other Intangible Assets			$26,289,776			$81,651

Construction Segment
Other Intangible Assets Subject to Amortization:
Balance as of December 31, 2014	$81,651
Acquisitions	10,400,000
Amortization	(1,805,148)
Measurement period adjustments	(1,528,000)
Balance as of December 31, 2015	7,148,503

Goodwill:
Balance as of December 31, 2014	-
Acquisitions	16,576,048
Measurement period adjustments	2,565,225
Balance as of December 31, 2015	19,141,273
Total Goodwill and Other Intangibles as of December 31, 2015	$26,289,776

The Company recognized $16.6 million of goodwill resulting from the June 2015 acquisitions of BEK BG and PPG, all of which was assigned to the Company’s construction segment. During the year ended December 31, 2015, the Company recognized a decrease in project related net assets of $2.6 million with a corresponding increase to goodwill.

Amortization of intangible assets for the year ended December 31, 2015 was $1.8 million, of which $1.5 million was recorded in construction costs and $0.3 million was recorded in general and administrative expenses on the consolidated Statements of Operations. Amortization expense relating to amortizable intangible assets will be $3.6 million in 2016, $2.6 million in 2017, and $1.0 million in 2018.  A nominal amount of backlog amortization expense was recognized in the fourth quarter of 2015 as a measurement period adjustment that relate to the third and fourth quarters of 2015.

6. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its consolidated financial position and results of operations.

In November 2015, the FFASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The main provisions of this guidance, which is intended to simplify the presentation of deferred income taxes, require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The main provisions of this guidance require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is further required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Entities are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, applied prospectively with early application permitted on unissued financial statements. Management has adopted ASU 2015-16 in these financial statements and provided the required disclosures.

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

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, and in April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”).The guidance in update 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. An entity should apply the guidance on a retrospective basis, with applicable disclosures for a change in an accounting principle. ASU 2015-03 and 2015-15 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted and applied on a retrospective basis. Management does not expect the adoption of ASU 2015-03 or 2015-15 to have a material impact on the Company's financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory” (“ASU 2015-11”).  The main provision of ASU 2015-11 is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This guidance does not apply to inventory that is being measured using Last-In, First-Out (LIFO) or the retail inventory method.  The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis.  Early adoption is permitted.  Management does not expect the adoption of ASU 2015-11 to have a material impact on the Company's financial position, results of operations or cash flows.

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

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the company may elect prospective or retrospective application. Management does not expect the adoption of ASU 2015-01 to have a material impact on the company's financial position, results of operations or cash flows.

Other pronouncements issued recently are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

7. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at December 31, 2015 and 2014 and from construction contractual agreements on which work has not yet begun and awarded not booked backlog where a contractual agreement has not been signed but there is a high degree of certainty where we expect to recognize revenue in the future. The following summarizes changes in backlog on construction contracts during the years ended December 31:

Contract Backlog Schedule

	Year ended December 31,
	2015	2014
Balance at beginning of year	$21,501,972	$37,125,652
New Construction contracts / amendments to contracts during the year	547,346,411	62,949,355
Less: Construction contract revenue earned	(189,415,888)	(78,573,035)
Balance at end of year	$379,432,495	$21,501,972

The table includes $88.1 million of awarded not booked associated with BEK BG and includes the fees associated with contracts under the cost plus fee contractual arrangement. The table excludes $169.2 million of revenue associated with our recent OBO award to construct the new U.S. Embassy Compound in Maputo, Mozambique (disclosed as a subsequent event in Note 21), and it also excludes our long term contract or memorandum of understanding for power operating and maintenance services. The Company obtained contracts with remaining backlog of approximately $129.1 million and $45.8 million in connection with the acquisitions of BEK BG and PPG, respectively. The Company has three loss contracts which are substantially complete as of December 31, 2015 of $1.2 million, $1.6 million and $0.2 million. The Company recorded a provision for losses of approximately $2.5 million based on estimated costs in excess of contract revenue during the year associated with these contracts. The Company also assumed three loss contracts in connection with the acquisition of BEK BG. These projects are 99%, 49% and 18% complete with estimated contract costs in excess of contract revenue of $1.3 million, $1.2 million and $0.3 million, respectively.

8. Accounts and Other Receivables

Receivables on construction contracts completed and in progress include amounts billed but not yet received from contract customers. Trade and other accounts receivable primarily arise from construction contract related sales to commercial and governmental customers in the normal course of business. During 2015, the Company had one major customer with trade accounts receivable totaling $13.2 million or 29% of the Company’s total trade receivables for year ended December 31, 2015. During 2014, the Company had three major customers with trade accounts receivable of $2.5 million, $1.9 million and $1.5 million representing 36%, 27% and 22% of total trade receivables, respectively. Accounts receivable consisted of the following at December 31:

	2015	2014
Total accounts receivable trade, gross	$31,690,833	$5,684,822
Retainage receivables	13,846,047	1,149,632
Accounts receivable - related party	2,384	68,463
Other receivables	2,680,484	111,435
Total accounts receivable - net	$48,219,748	$7,014,352

	2015	2014
Trade construction contracts completed and in progress	$30,122,840	$5,047,888
Trade other (Power Services receivables)	1,567,993	636,934
Total accounts receivable trade, net	$31,690,833	$5,684,822

9. Cost and Estimated Earnings on Uncompleted Contracts

Long-term construction contracts in progress are accounted for using the percentage-of-completion method. Billings, costs incurred, and estimated earnings on uncompleted contracts as of December 31 are as follows:

Cost and Estimating Earnings on Uncompleted Contracts	2015	2014
Cost incurred on uncompleted contracts	$207,563,345	$188,834,649
Estimated earnings	10,007,049	18,548,783
Total cost and estimated earnings	217,570,395	207,383,432
Plus: Acquired net costs and estimated earnings in excess of billings	15,009,185	—
Less: Billings to date	(222,415,720)	(203,632,013)
Net	$10,163,860	$3,751,419

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$16,563,199	$7,539,080
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,399,339)	(3,787,661)
	$10,163,860	$3,751,419

10. Property and Equipment, net

The property and equipment as of December 31 is as follows:

	2015	2014
Building/leasehold improvements	$1,251,991	$1,020,308
Land	420,000	420,000
Construction equipment	1,327,036	437,738
Office furniture and equipment	862,055	707,001
Computer, software and communication equipment	1,798,936	314,958
Gross property and equipment	5,660,018	2,900,005
Less accumulated depreciation	(1,590,406)	(1,221,567)
Net property and equipment	$4,069,612	$1,678,438

For years ended December 31, 2015 and 2014, depreciation expense was $432,359 and $191,606, respectively. Depreciation for construction machinery and equipment is recognized as a project expense when appropriate.

11. Short-term and long-term borrowings

The current and non-current portions of the Company’s outstanding borrowings as of December 31, 2015 are as follows:

	Current Portion	Non-Current Portion
Term Loans
4.5% 2-year term loan – related party	$—	$6,000,000
6.8% 2-year term loan – related party	—	1,425,300
Variable interest rate 5-year term loan	341,180	1,319,386
Short-term debt	204,963	—
Total term loans	546,143	8,744,686

Lines of Credit
Variable interest rate $1,500,000 line-of-credit	1,498,816	—
Variable interest rate $750,000 line-of-credit	500,000	—
Total lines of credit	1,998,816	—
Total borrowings	$2,544,959	$8,744,686

Maturities—The Company’s debt as of December 31, 2015 matures as follows:

2016	$2,544,959
2017	7,782,158
2018	373,252
2019	390,399
2020	198,877
Total debt	$11,289,645

Total interest expense incurred by the Company for the year ended December 31, 2015 was $0.4 million, and the interest expense incurred during the year ended December 31, 2014 was nominal. The Company’s weighted-average interest rate on short-term borrowings outstanding as of December 31, 2015 was 4.19%. The Company had no outstanding borrowings as of December 31, 2014.

Letters of Credit

As of December 31, 2015, the Company had FJD 10.5 million ($5.0 million USD) in outstanding letters of credit and guarantees with financial institutions, which expire at various dates in 2016.

Pernix Group, Inc.

On July 14, 2015, the Company entered into a two-year term loan agreement with Bent Marketing Ltd., an affiliate of a major shareholder, for $6.0 million. The loan was granted in two installments, $3.0 million on July 15, 2015 and $3.0 million on August 17, 2015. Interest accrues at 4.5% and is paid quarterly. The term loan matures on August 15, 2017 at which time the principal and all unpaid interest is due.

Pernix Guam

On November 24, 2015, Pernix Guam, LLC entered into a letter of credit agreement with Australia New Zealand Banking Group Limited (ANZ) for $0.75 million. The interest is based on the Asian Prime rate plus 0.50% (4.00% as of December 31, 2015). Principal and interest are paid monthly. Loan origination fees equal 1.00% of each loan amount and there are no prepayment penalties. The letter of credit is subject to the same covenants as outlined in Pernix Guam LLC term loan with ANZ bank as noted below except that the “gearing ratio” that limits net total liabilities to shareholder funds has been adjusted to 2.00:1. The letter of credit has been reduced to $0.25 million as $0.5 million was converted to a draw on the line of credit as of December 31, 2015.

On July 21, 2015, PFL entered into a two-year working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for FJD 3.0 million ($1.4 million USD as of December 31, 2015). Interest is paid monthly at an annual rate of 6.8% with the principal and any unpaid interest due at maturity. There is an interest prepayment penalty equivalent to two months interest.

On June 18, 2015, Pernix Guam, LLC entered into a five year term loan agreement with ANZ in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.50% as of December 31, 2015).  The line of credit matures one year from the date of the note.  The interest rate applicable to the line of credit facility is the Asian Prime rate plus 0.5% (4.00% as of December 31, 2015). Principal and interest are paid monthly for both facilities.

Loan origination fees equal 1.00% of each loan amount. Neither facility has prepayment penalties.  As of December 31, 2015, $1.7 million and $1.5 million was outstanding on the term loan and line of credit, respectively.  Interest expense for the year ended December 31, 2015 was nominal. The term loan and line of credit are subject to annual covenants to be maintained for the term of the loan, which includes maintaining backlog of at least $20.0 million, a “gearing ratio” that limits net total liabilities to shareholder funds to 2.50:1 and a “debt service coverage ratio” of 1.25:1 EBITDA to debt and interest. Pernix Guam, LLC has received a waiver from compliance with all covenants as of and for the year ended December 31, 2015 as the entity has only been operational for six months.

Pernix Limited (“PFL”) Debt Agreements

PFL has a letter of credit of FJD 6.0 million ($2.9 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. PFL increased its letter of credit by FJD 4.5 million ($2.1 million USD)  for the establishment of a performance security and indemnity guarantee on behalf of Pernix Group for the Samoa Hydro Rehab Project established with Electric Power Corporation (“EPC”). The total indemnity guarantee facility increased to FJD 10.5 million ($5 million USD). The Company also reduced its temporary overdraft facility by FJD 0.5 million ($0.2 million USD), while the Euro 6.1 million letter of credit ($6.6 million USD as of December 31, 2015) was surrendered as all amounts outstanding for Wartsila Finland OY were paid as of December 31, 2015.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of December 31, 2015), a corporate guarantee of FJD 4.0 million ($1.9 million USD as of December 31, 2015) issued by PGI to ANZ, an Unconditional, Irrevocable and On Demand standby letter of credit given by the FEA to ANZ, and a restricted cash term deposit of FJD 2.0 million ($0.95 million USD as of December 31, 2015).

The Company paid a FJD 0.03 million ($0.01million USD) loan approval fee for the increase in the borrowing capacity under the line of credit as well as a commitment fee of 1% per annum when the line of credit is not fully drawn within three months of acceptance of the line of credit offer. The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum as of December 31, 2015). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The fee charged by ANZ was 0.5% of the letter of credit value. The balance of the credit facility was allocated to the finance operating lease facility and credit card facility.

In connection with the letter of credit facility, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants. As of December 31, 2015, the PFL gearing ratio is 1.98 and PFL is in compliance with all covenants.

Pernix Group, Inc. and Pernix RE, LLC

On November 14, 2014, PGI and Pernix RE, LLC entered into loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at Prime rate (3.25% at December 31, 2015) plus 4% for standby letters of credit and Prime rate plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC.

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among others, the requirement to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. No amounts were outstanding under the revolving credit or letter of credit facility as of December 31, 2015 or 2014. The Company’s primary use of the credit facility is to fund potential working capital needs.

Fair Value of Debt

In accordance with ASC 820 – Fair Value Measurements, the fair values of the Company’s short-term borrowings are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered Level 2 inputs.

The fair values of the Company’s long-term borrowings, the exit price of which cannot be determined using quoted market prices, is established using market and income valuation techniques and are considered Level 2 inputs. The aggregate carrying value of the Company’s borrowings is $11.3 million and the estimated aggregate fair value using the income approach is $12.2 million.

12. Leases

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

Future minimum lease payments at December 31, 2015 for all leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

Year Ended December 31,
2016	$1,438,219
2017	941,541
2018	670,496
2019	593,214
2020	551,065
$4,194,535

Lease expense was approximately $0.4 million for the years ended December 31, 2015 and 2014, respectively.

13. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash term deposits, trade receivables and financial guarantees.

If the Company extends a significant portion of its credit to clients in a specific geographic area or industry, the Company may experience disproportionately high levels of default if those clients are adversely affected by factors particular to their geographic area or industry. The Company’s customer base includes private sector commercial clients, governments, government agencies and quasi-government organizations, which are dispersed across many different industries and geographic locations. See Note 19 to our consolidated financial statements.

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

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Sierra Leone, and Fiji as of December 31, 2015 and 2014. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of December 31, 2015 and 2014, the amount of domestic bank deposits that exceeded or are not covered by the FDIC insurance was $17.6 million and $8.6 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of December 31, 2015 and 2014, the amount of bank deposits in these financial institutions was $0.7 million and $2.3 million, respectively.

14. Stockholders’ Equity

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

In June, 2015 the Company sold 1,540,000 and 1,260,000 shares of Series C Preferred Stock (par value $0.01) to Ernil and Halbarad, respectively for $10.00 per share, resulting in proceeds received by the Company of $28.0 million. There were two separate investment transactions for both Ernil and Halbarad.  Ernil purchased 550,000 and 990,000 shares and Halbarad purchased 450,000 and 810,000 shares of Series C Preferred Stock on June 10, 2015 and June 26, 2015, respectively.  The Company used the proceeds to fund the acquisition of the BEK BG and related operating activities. From and after July 1, 2015, holders of Series C Preferred Stock are entitled to receive, when, and if declared by the Board of Directors, cumulative dividends at the annual rate of 8%. From July 1, 2015 through July 1, 2016, all dividends accumulated will be paid to the holder of Series C Preferred Stock in the form of the Company’s common stock valued solely for these purposes at $4.48 per share.  Thereafter, such dividends will be payable in cash, bi-annually on January 1 and July 1 in arrears.  Series C Preferred Stock have no voting rights and rank senior to common stock and are on parity with Series A and Series B preferred stock.  As of December 31, 2015, 2,800,000 shares of the Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is convertible into 2,800,000 shares of Pernix Group common stock at the Company’s option and have a liquidation preference of $10.00 per share. Dividends accumulated for Series C Preferred Stock during the year ended December 31, 2015 were $1.1 million. No dividends were declared or paid on the Series C Preferred Stock during the year ended December 31, 2015. As of December 31, 2014, no Series C Preferred Stock had been issued.

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil and Halbarad, respectively for $5.00 per share, resulting in proceeds received by the Company of $5.0 million.  Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of December 31, 2015, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. The dividends incurred and paid for the year ended December 31, 2015 and 2014 were $400,000 and $402,192, respectively.

As of December 31, 2015 and 2014, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A Preferred Stock with respect to dividends and upon liquidation. During 2015 and 2014, the Company issued no Series B Preferred Stock. As of December 31, 2015 and 2014, Series B Preferred Stock dividends of $296,637 and $241,387, respectively, were accumulated. The dividends accumulated for each of the years ended December 31, 2015 and 2014 were $55,250, respectively. No dividends were declared or paid during 2015 and 2014, respectively.

Common Stock —As of December 31, 2015 and 2014, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

15. Earnings per share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is provided as follows:

	Year ended December 31,
	2015	2014
Numerator:
Net loss attributable to stockholders of Pernix	$(18,846,041)	$(1,382,856)
Less: Preferred stock dividends, including amounts paid and accumulated	1,584,430	457,442
Net loss attributable to common stockholders of Pernix	(20,430,471)	(1,840,298)

Denominator:
Weighted average basic and diluted common shares outstanding	9,403,697	9,403,697

Basic and diluted net loss per share	$(2.17)	$(0.20)

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations.  The impact of the potential issuances of common stock related to the Company’s convertible preferred stock and outstanding stock options has been excluded from earnings per share for the years ended December 31, 2015 and 2014, since inclusion would be anti-dilutive. For the year ended December 31, 2015, the number of anti-dilutive potential common shares excluded from the computation of diluted earnings per share was 4,609,334.

16. Stock Compensation Plans

2013 Equity Incentive Plan- The 2013 EIP provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP. As of December 31, 2015, a total of 1,322,000 options remain outstanding.

2013 Long Term Incentive Plan- The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. The options expire 10 years from the grant date or upon plan expiration in late 2022, whichever is earlier. On February 8, 2013, 78,500 options were granted to six non-employee directors with a three year vesting schedule. No additional shares are anticipated to be awarded under the LTIP.

2012 Employee Incentive Stock Option Plan —The 2012 ISOP Plan provides for the issuance of qualified stock options to employees. Under the terms of this plan, 1.5 million shares were reserved for issuance. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of December 31, 2015, a total of 226,000 options were outstanding under this plan. The remaining 1,121,000 shares available to be awarded were transferred to the EIP during late 2013. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during 2015 or 2014. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the years ended December 31:

	2015		2014
EIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	1,395,000	$1.55	—	$	N/A
Granted	—	N/A	1,425,000		1.56
Exercised	—	N/A	—		N/A
Forfeited / expired	73,000	2.07	30,000		2.07
Options outstanding, at December 31	1,322,000	1.52	1,395,000		1.55
Options exercisable, at December 31	657,540	$2.07	50,000		$2.07

	2015		2014
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at December 31	78,500	2.09	78,500	2.09
Options exercisable, at December 31	76,185	$2.09	35,166	$2.09

	2015		2014
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	283,500	$2.09	379,000	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	57,500	2.09	95,500	2.09
Options outstanding, at December 31	226,000	2.09	283,500	2.09
Options exercisable, at December 31	188,389	$2.09	134,166	$2.09

The following table summarizes information about stock options outstanding at December 31, 2015:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,322,000	8.1	$1.52	$4,273,460

LTIP	78,500	7.1	$2.09	$32,185

ISOP	226,000	6.8	$2.09	$68,060

The weighted average grant date fair value of options outstanding during 2015 and 2014 was $0.84 and $0.84, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2014 grant

Risk-free interest rate	1.72-1.8%
Dividend yield	0.0%
Expected volatility	45.0%
Expected life in years	6.0

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any common class of stock. Expected volatility is based on volatilities of publicly traded competitors and companies from our peer group as 96% of our shares are held by four owners and therefore, there is limited trading volume. The weighted average expected life in years for all grants is calculated for each year. The Company estimated a forfeiture rate is 25% on all employees except for a forfeiture rate of 5% for one executive employee. These rates are subject to refinement as experience changes.

Total share-based compensation expense for the years ended December 31, 2015 and 2014 was $0.4 million and $0.2 million, respectively. As of December 31, 2015 and 2014, there was $0.4 million and $0.7 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 3.5 years, which is equivalent to the average vesting period.

The Company received no cash during the year ended December 31, 2015 and 2014, respectively, related to stock awards exercised as only 922,114 options were vested as of December 31, 2015 and no options were exercised during the periods. The unvested options at December 31, 2015 have a total intrinsic value of $3.2 million and the vested options have a total intrinsic value of $0.3 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. 130,500 options and 125,500 options were forfeited or cancelled during 2015 and 2014, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation per employee which varies by Company entity. The Company incurred $559,472 and $111,581 of expense associated with the 401K match during 2015 and 2014, respectively. The increase in 401K matching contributions is primarily attributable to the acquisitions of BEK BG and PPG.

17. Income Taxes

The components of consolidated net income (loss) before income taxes attributable to the company for the periods indicated are as follows:

	2015	2014
Domestic	$(14,701,113)	$(3,088,157)
Foreign	(3,950,750)	2,186,939
Total	$(18,651,863)	$(901,218)

Income tax expense (benefit) consists of:

Year ended December 31, 2015	Current	Deferred	Total
Federal tax expense	$17,974	$533,654	$551,628
State and local tax expense (benefit)	33,000	—	33,000
Foreign tax expense	(390,450)		(390,450)
Total tax expense	$(339,476)	$533,654	$194,178

Year ended December 31, 2014	Current	Deferred	Total
Federal tax (benefit)	$—	$—	$—
State and local tax (benefit)	—	—	—
Foreign tax expense	481,638	—	481,638
Total tax expense	$481,638	$—	$481,638

Current Tax Expense

The Company’s major tax jurisdictions for 2015 include: Illinois, Georgia, North Carolina, Oklahoma, South Carolina, Virginia, the United States, Guam and Fiji. The related tax returns are examined by the respective states Department of Revenue, the Internal Revenue Service, the Guam Department of Revenue and Taxation and the Fiji Islands Revenue and Customs Authority.

The Company had a U.S. taxable loss in 2015 and taxable income which was fully offset by loss carryforwards for regular tax purposes in 2014. Due to alternative minimum tax limiting the available portion of net operating loss, a federal income tax expense of $17,974 was recorded in 2015.  Additionally, states in which Pernix is active require a franchise tax payment which amounted to $33,000 in 2015. No U.S. federal or state current income tax expense has been recorded in the accompanying consolidated statements of operations related to 2014. A current foreign tax benefit of $0.4 million was recorded in connection with the Company’s PFL operations in Fiji and Guam for 2015 and foreign tax expense of $0.5 million was recorded solely for Fiji in 2014. This is based upon the taxable income within Fiji at a tax rate of 20% and Guam at a rate of 30%.

Deferred Tax Expense or Benefit

During 2015 the Company incurred federal deferred income tax expense of $533,654 and none in 2014. This expense is a non-cash expense and has no impact on the Company’s liquidity, cash flows, or its ability to execute projects or conduct ongoing operations.

The Company evaluated the need to maintain a valuation allowance for deferred tax assets on a jurisdictional basis based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. The evidence includes an estimate of future taxable income that is heavily reliant upon construction contract backlog and power facility operation and maintenance activities. Management also considers historical taxable income and losses as well as other factors including expirations and the Company’s inability to utilize the net operating losses in carryback periods. Management believes that the valuation allowance reduces the recognition of deferred tax assets to a level that reflects the amount that is more likely than not to be realized in light of all available evidence analyzed. All net deferred tax assets are fully reserved for as of December 31, 2015 and 2014.

At the date of the quasi-reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the quasi-reorganization requirements, the tax benefits that existed as of the date of the quasi-reorganization that are realized in periods after the quasi-reorganization and were not recognized at the date of the quasi-reorganization will be recorded directly to equity.  In connection with the quasi-reorganization, the valuation allowance at that point was netted against the deferred tax assets and as mentioned above, any related tax benefits that existed as of that date but were not realized as of that date, may be realized in periods after the quasi-reorganization and will be recorded directly to equity rather than to income if and when realized. During 2015, a deferred tax expense of $533,654 was recorded in connection with the utilization of prior net operating losses associated with losses incurred prior to the quasi-reorganization.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Net operating and capital loss carry forwards – federal	$25,153,270	$21,055,483
Net operating and capital loss carry forwards – state	2,910,864	5,459,257
Other deferred tax assets	1,390,686	7,523
Total gross deferred tax assets	29,454,820	26,522,263
Deferred tax liabilities:
Undistributed foreign earnings	—	(227,981)
Other deferred tax liabilities	(509,990)	(76,277)
Total gross deferred tax liabilities	(509,990)	(304,258)
Total net deferred tax asset	28,944,830	26,218,005
Less valuation allowance	28,944,830	26,218,005
Net deferred tax asset	$—	$—

At December 31, 2015 and 2014, the Company has total net operating and capital loss carry forwards from U.S. operations of approximately $80.2 million and $70.4 million, respectively. The net operating loss carry forwards expire in the years 2021 through 2034. The capital loss carryforwards expire in 2017. Certain of these net operating losses may be subject to a limitation on future utilization due to ownership changes, foreign and / or other tax laws.

A reconciliation of the differences between income taxes from continuing operations computed at the U.S. federal statutory rate of 34%, the Fiji tax rate of 20% for 2015 and 2014, and the Company’s reported provision for income taxes is as follows:

	Years Ended December 31,
	2015	2014
Federal income tax benefit at statutory rate	$(6,196,494)	$(306,414)
State and local taxes	(656,099)	(69,844)
Foreign income taxes	313,404	(55,421)
Change in federal and state valuation allowance	2,726,825	(197,130)
Capital gains tax paid in foreign jurisdiction	—	134,562
Return to provision true up	670,673	104,256
Permanent items, net	498,235	858,281
Effective state rate changes on DTA	2,890,771	—
Other	(53,137)	13,348
Income tax expense	$194,178	$481,638

There were no material interest expenses or penalties for the year to date. If there were material interest expenses or penalties they would be reflected in the consolidated statement of operations as interest expense and general and administrative expenses, respectively. The Company has analyzed filing positions in all of the federal, foreign and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The statute of limitations for the Company’s U.S. federal return are open for the 2012 through 2014 tax years, while the state tax returns, depending on the jurisdiction, are open for the 2011 through 2014 tax years. The statute of limitations for the Company’s Fijian tax return is open for the 2008 through 2014 tax years. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position within the next twelve months.

No U.S. federal or state deferred taxes have been provided on the undistributed earnings of non-U.S. operations of approximately $3.6 million through September 30, 2014, because we elected to permanently reinvest these earnings overseas. The Company no longer reinvests PFL’s current earnings overseas effective October 1, 2014 in conjunction with its partial sale of PFL to Fijian Holdings Limited (FHL) for a 25% ownership interest. If we were to repatriate the earnings generated prior to October 1, 2014, those earnings would be included in taxable income at that time. However, any additional U.S. taxes may be offset in part by the use of foreign tax credits. U.S. income tax liabilities are recorded from our earnings due to operations in Vanuatu as there are no income taxes in Vanuatu. Pernix Group repatriates these earnings on a monthly basis.

18. Commitments and Contingencies

The Company’s power service activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of December 31, 2015) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of December 31, 2015) if not found to be negligent in accordance with its agreement with the FEA. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD) as of December 31, 2015.

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

The Company offers warranties on its construction services and power generating plants. The Company usually has warranties from its vendors. If warranty issues remain on projects that are substantially complete, revenue is not recognized to the extent of the estimated exposure. Should the Company be required to cover the cost of repairs not covered by the warranties of the Company’s vendors or should one of the Company’s major vendors be unable to cover future warranty claims, the Company could be required to expend substantial funds, which could harm its financial condition. See Note 11 to the consolidated financial statements for discussion of financial and performance guarantees.

19. Reportable Segments and Geographic Information

Pernix has elected to organize its segment information around its products and services. Pernix has three segments: construction, power services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment

For Year Ended December 31, 2015

	Construction	Power Services	Corporate	Total
Revenue	$189,415,888	$5,987,511	$87,925	$195,491,324
Interest income (expense)	(126,291)	52,877	—	(73,414)
Other expense - related party	(134,282)	—	(112,808)	(247,090)
Depreciation and amortization (1)	2,020,315	107,596	109,596	2,237,507
Income tax benefit (expense)	(35,543)	375,019	(533,654)	(194,178)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	(10,401,265)	1,193,653	(9,797,016)	(19,004,628)
Total capital expenditures	1,044,165	253,355	26,323	1,323,843
Total assets	106,858,878	6,918,121	5,651,121	119,428,120

For Year Ended December 31, 2014

	Construction	Power Services	Corporate	Total
Revenue	$78,573,035	$6,583,394	$144,310	$85,300,739
Interest income (expense)	—	(2,277)	5,520	3,243
Other expense - related party	(83,103)	—	—	(83,103)
Depreciation and amortization (1)	10,239	104,294	77,073	191,606
Income tax benefit (expense)	(93,230)	(378,520)	(9,888)	(481,638)
Net income (loss) attributable to the stockholders of Pernix Group Inc. and Subsidiaries	1,909,811	1,544,472	(5,294,581)	(1,840,298)
Total capital expenditures	283,672	118,411	146,654	548,737
Total assets	15,041,221	6,507,172	10,484,772	32,033,165

(1)Depreciation and amortization excludes quasi-reorganization related adjustments for 2015 and 2014 of $115,973 and $64,209, respectively.

Geographical Information

Revenues are attributed to individual countries based upon the country associated with the contract (e.g. If the contract is with a U.S. entity, the revenues are attributed to the U.S.).

	Total Revenue		Property, Plant and Equipment - Net
Location – Revenue and net property and equipment from continuing operations:	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2015	Year ended December 31, 2014
United States (1)	$173,480,811	$55,042,945	$2,412,564	$1,247,444
Fiji	14,074,890	28,720,631	353,620	136,570
Guam	6,539,383	—	1,288,418	—
Vanuatu	1,238,853	1,361,799	7,239	2,509
Other	157,387	175,364	7,771	291,915
Total Revenue and net fixed assets	$195,491,324	$85,300,739	$4,069,612	$1,678,438
(1)Revenue associated with Department Of State (“DOS”) projects are included in the U.S. total

Major Customers

During 2015, the Company generated approximately $51.1 million or 26% of its total revenue through one major customer. During 2014, the OBO was a major customer primarily through the award of four projects since 2011 that generated revenue of $32.2 million accounting for 38% of total revenue.  The FEA was a major customer through a construction project awarded in 2014 for O&M services.  During 2014, revenue generated from FEA was $28.7 million or 34% of total revenues. Total revenues generated in 2014 from the third major customer were $19.7 million or 23% of total revenue.

20. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at December 31, 2015. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC was established in part to construct the new U.S. Embassy in Fiji which was completed in 2011. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of $0.1 million during the twelve month periods ending December 31, 2015 and 2014 for this discretionary item.

Computhink is a related party as it is owned by a company related to SHBC. Pernix is the lessor to a lease with Computhink for office space in the Company’s Corporate headquarters. The lease term ends June 30, 2016 and Computhink rent amounts to $2,387 per month. The Company’s charges to Computhink were less than $0.1 million for each year ended December 31, 2015 and 2014.

Total related party accounts receivable and payables, net are summarized as follows for the years ended December 31:

	2015	2014
Note payable to Bent Marketing Ltd	$(6,000,000)	$—
Note payable to FHL	(1,425,300)	—
Accounts receivable from Computhink	2,384	68,463
Accounts payable to SHBC	—	(13,800)
Totals	$(7,422,916)	$54,663

Future minimum lease payments for 2016 from Computhink under the non-cancelable lease as of December 31, 2015 is $14,322.

21. Subsequent Events

On March 7, 2016, Pernix received an OBO award to construct the new U.S. Embassy Compound in Maputo, Mozambique for $169.2 million. The project will include the construction and commissioning of the Marine Security Guard Quarters, and various buildings and facilities.

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

The Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Company’s most recent fiscal year. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Don Gunther Age 77 Director Since 2012

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

Nidal Zayed Age 55 Director Since 1998 Interim Chairman of the Board, President and Chief Executive Officer since 2005

Mr. Zayed, as our Chief Executive Officer, is the executive holding the most knowledge about, and primary responsibility for the success of our Company’s strategies and operations. He brings to our Board the critical link between management and our Board, enabling our Board to perform its oversight function with the benefit of management’s perspective on the business. Independently, Mr. Zayed also brings to the Board particular strengths in all of the executive management skills needed for his position. Mr. Zayed, joined the Company in January 1996. He received a law degree from Loyola University School of Law in 1985 and a B.A. in Accounting from Loyola University of Chicago in 1982.

C. Robert Campbell Age 71 Director Since 2013

Mr. Campbell, was appointed as a Director of Pernix Group, Inc. and was appointed to the Compensation Committee and as Chairman of the Audit Committee effective December 31, 2013.  Bob brings a vast amount of financial management experience gained through his time serving in various executive level positions for several publically traded companies.  Prior to his retirement, Mr. Campbell served as Executive Vice President and Chief Financial Officer of MasTec, an infrastructure construction company based in Coral Gables, Florida.  Prior to joining MasTec, Mr. Campbell served in many roles including Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and Head of Planning and Development at TIMCO Aviation, BAX Global, Ryder System and Flagstar Restaurants.  He received an MBA degree from Columbia University, an MS in accounting from Florida International University and a BS in industrial relations from the University of North Carolina-Chapel Hill. Currently Bob serves as Lead Director of Forward Air, a NASDAQ-listed company.

Max Engler Age 66 Director Since 1997

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

Carl Smith Age 67 Director Since 2007

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

Marco A. Martinez Age 50 Senior Vice President and Chief Financial Officer Since 2015

Marco Martinez joined Pernix Group in November 2015 as Senior Vice President & Chief Financial Officer. In this role, Mr. Martinez is responsible for managing all of Pernix’s finance activities, including supervising the accounting and finance functions. He has a background in private and publicly-held multi-unit companies in the electrical transmission & distribution and commercial & industrial construction markets. Mr. Martinez brings 25 years of experience in executive leadership, financial controls, and contract performance.  Most recently, he spent 18 years at MYR Group Inc., a national electrical contractor headquartered in Rolling Meadows, IL.  He received both his B.S. in Accounting and Masters in Finance degree from Loyola University of Chicago. Mr. Martinez also is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of our Officers for the calendar years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

	Year	Salary	Bonus	Options Awards	All other Compensation	Total
Name and Principal Position	($) (1)	($)(1)	($)(1)	($)(3)	($)	($)

Nidal Zayed (2)	2015	389,537	—	—	26,313	415,850
President and Chief Executive Officer	2014	373,789	—	703,700	23,738	1,101,227

Grant G. McCullagh (4)	2015	153,461	—	—	8,904	162,365
Executive Vice President and Chairman of BEK BG	2014	—	—	—	—	—

Marco A. Martinez (8)	2015	25,721	—	—	—	25,721
Senior Vice President and Chief Financial Officer	2014	—	—	—	—	—

Patrick Gainer (5)	2015	273,918	—	—	3,855	277,773
Chief Financial Officer	2014	62,500	14,425	31,000	224	108,149

Gregg Pollack (6)	2015	—	—	—	—	—
Chief Financial Officer and VP Administration	2014	214,236	—	18,600	19,402	252,238

Carol Groeber (7)	2015	—	—	—	—	—
Controller & Principal Accounting Officer	2014	163,356	—	18,600	5,028	186,984

(1) Includes salary paid by Pernix during 2015 and 2014, before any deductions for contributions to Pernix’s 401(k) Savings Plan. Bonuses included are presented in the year for which they were earned but were paid during the first quarter of the subsequent year.

(2) Pernix provided a vehicle to Mr. Zayed at a cost of $2,331 in 2015 and 2014. Pernix provided Mr. Zayed with health insurance for him and his family at a cost of $18,982 in 2015 and $18,027 in 2014. The Company contributed $5,000 during 2015 and $3,380 during 2014 to Mr. Zayed’s 401K account.

(3) The amounts reported in this column reflect the aggregate fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the Officers. Assumptions used in the calculation of these values are included in Note 16 along with a description of equity compensation plans.

(4) Mr. McCullagh joined the Company on July 1, 2015 as its Executive Vice President and Chairman of BEK BG. Salary represents the pro rata portion of Mr. McCullagh’s annual base salary.

(5) Mr. Gainer is no longer with the Company as of November 30, 2015.  As part of Mr. Gainer’s separation agreement he received a severance payout, of which $19,231 was included in his salary amount above. Pernix provided Mr. Gainer with health and life insurance for him and his family at a cost of $2,461 in 2015 and $224 in 2014. The Company contributed $1,394 during 2015 and zero during 2014 to Mr. Gainer’s 401K account.

(6) Mr. Pollack is no longer with the Company as of September 19, 2014.  As part of Mr. Pollack’s separation agreement he received a severance payout of $52,500 which was included in his salary amount above. Pernix provided Mr. Pollack with health and life insurance for him and his family at a cost of $15,402 in 2014. The Company contributed $4,000 during 2014 to Mr. Pollack’s 401K account.

(7) Ms. Groeber is no longer with the Company as of November 14, 2014. The Company contributed $4,000 during 2014 to Ms. Groeber’s 401K account. Pernix provided Ms. Groeber with life insurance for her family at a cost of $1,028 in 2014.

(8) Mr. Martinez joined the Company on November 30, 2015 as its Senior Vice President and Chief Financial Officer. Salary represents the pro rata portion of Mr. Martinez’s annual base salary.

Stock Options

Officer Employee Awards

The 2013 EIP provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares, which were previously allocated for issuance under the LTIP and ISOP, are reserved for issuance under the EIP.  On February 8, 2014, 222,000 options were granted to employees under the EIP, all with a three year vesting schedule.  In September 2014, an additional 1,050,000 options were awarded to officers of the Company, all with a three year vesting schedule.  As of December 31, 2015, a total of 1,172,000 options remain outstanding under the EIP to employees.

The 2012 ISOP provides for the issuance of qualified stock options to employees. Under the terms of the ISOP, 1.5 million shares were originally reserved for issuance, however with the approval of the 2013 Equity Incentive Plan the remaining 977,500 unawarded shares were transferred to the EIP. Options to purchase common stock are granted at not less than fair market value and vest ratably on the anniversary of each award grant date as defined by the individual award agreements. The options expire 10 years from the grant date or upon expiration of the plan under which they were granted, whichever is earlier. A total of 522,500 options to buy shares were granted between 2012 and 2013, 226,000 of these options remain outstanding as of December 31, 2015, with a strike price equal to the fair market value of the Company’s common stock as of the grant date and a vesting schedule of five years.

The following summarizes stock option activity for officer employees for the years ended December 31:

	2015			2014
EIP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	1,242,000		$1.55	—	$	N/A
Granted	—		N/A	1,272,000		1.56
Exercised	—		N/A	—		N/A
Forfeited / expired	70,000		2.07	30,000		2.07
Options outstanding, at December 31	1,172,000		1.55	1,242,000		1.55
Options exercisable, at December 31	657,540	$	N/A	—	$	N/A

	2015			2014
ISOP	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	283,500		$2.09	379,000		$2.09
Granted	—		N/A	—		N/A
Exercised	—		N/A	—		N/A
Forfeited / expired	57,500		2.09	95,500		2.09
Options outstanding, at December 31	226,000		2.09	283,500		2.09
Options exercisable, at December 31	188,389		$2.09	134,166		$2.09

The following table summarizes information about employee stock options outstanding at December 31, 2015:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,374,000	(1)	1.63	1,407,750

(1)    Includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of Common Stock under the Company’s stock option plan. The Officer awardees were Mr. Nidal Zayed (1,270,000 options) and Mr. Patrick Gainer (50,000 options).

Outstanding Equity Awards as of December 31, 2015

The following table provides information on the holdings of stock options by our Officers as of December 31, 2015. The option awards granted in 2012 vest one-fifth per year beginning on the first anniversary of the grant date or on January 26, 2013. The option awards granted on February 8, 2013, February 1, 2014, September 8, 2014 and September 22, 2014 all vest one-third per year beginning on the first anniversary of the grant date. The market value of the stock awards is based on a valuation of the stock as of the grant date as the shares are not actively traded on an exchange at this time. For additional information about the stock option awards see Note 16 in the notes to our consolidated financial statements.

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options – Exercisable	Options – Not Exercisable	Exercise Price	Expiration Dates
Nidal Z. Zayed	64,000	1,206,000	2.09	(1)
Patrick J. Gainer	—	50,000	2.09	(2)

(1)180,000 options expire for Mr. Zayed upon expiration of the ISOP in December 2021. 1,090,000 options expire for Mr. Zayed upon expiration of the EIP in January 2024.

(2)Mr. Gainer’s options expire in February 2016, as he is no longer with the company and has 90 days to execute his vested options.

Directors Compensation

Each non-employee director earned an average annual director fee of $29,000 in 2015. Mr. Gunther received $50,000 as director fees for his role as Chairman of the Board in 2015. A director acting as Chairman of respective sub-committee received an additional $5,500 in 2015 for their role. During 2015, each participating Director received an additional $1,500 for their participation on the Government Security Committee, Audit Committee or the Compensation Committee. Director fees are paid in cash.

Directors	2015 Director’s Fees	2015 Options Awards	2015 Other Compensation	2015 Total Compensation
Max Engler	$29,000	$—	$—	$29,000
Ibrahim Ibrahim	29,000	—	—	29,000
Trudy Clark	30,500	—	—	30,500
Carl Smith	37,500	—	—	37,500
Don J. Gunther	58,500	—	13,000	71,500
C. Robert Campbell	37,500	—	25,000	62,500
TOTAL	$222,000	$—	$38,000	$260,000

Stock Options

Non-Employee Directors Awards

On February 8, 2014, 153,000 options were granted to non-employee directors under the EIP, all with a three year vesting schedule.  As of December 31, 2015, the total award of 153,000 options remains outstanding under the EIP.

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

The following summarizes stock option activity for non-employee directors for the years ended December 31:

	2015		2014
EIP	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price

Options outstanding, at beginning of year	153,000	$2.07	—	$	N/A
Granted	—	N/A	153,000		2.07
Exercised	—	N/A	—		N/A
Forfeited / expired	—	N/A	—		N/A
Options outstanding, at December 31	153,000	2.07	153,000		2.07
Options exercisable, at December 31	84,333	$2.07	50,000		$2.07

	2015		2014
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	N/A	—	N/A
Exercised	—	N/A	—	N/A
Forfeited / expired	—	N/A	—	N/A
Options outstanding, at December 31	78,500	2.09	78,500	2.09
Options exercisable, at December 31	56,833	$2.09	35,166	$2.09

The following table summarizes information about stock options outstanding for non-employee directors at December 31, 2015:

	Number of shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	231,500	(1)	2.08	—	(2)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of December 31, 2015 regarding the ownership of the Common Stock of the Company by: (i) all persons who, to the knowledge of the Company, were the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2015 exceeded $100,000 and are still actively employed with the Company, and (iv) all current executive officers and directors of the Company as a group:

		Amount and Nature of	Percent of Common
		Beneficial Ownership	Stock Outstanding
Name	Address	(1)	(2)
Ernil Continental Sa Bvi	European Office Herrengasse 5 PO Box 1155 FL-9490 Vaduz Principality of Lichtenstein	4,401,702	46.8%
Halbarad Group Ltd Bvi	European Office Herrengasse 5 PO Box 1155 FL-9490 Vaduz Principality of Lichtenstein	3,639,234	38.7%
Al Amal Investment Co. KSCC	Dasman Complex Block #2 FL #3 Ahmed Al Jabar St Sharq 13031 Kuwait	549,396	5.8%
Sayed Hamid Behbehani & Sons Co. and Family Members	PO Box 3065 Safat 13031 Kuwait	527,936	5.6%
Max Engler (3)		3,334	*
Ibrahim Ibrahim		1,040	*
C. Robert Campbell		*	*
Trudy Clark		*	*
Don Gunther		*	*
Carl Smith		*	*
Marco A. Martinez		*	*
Nidal Z. Zayed		800	*
Total beneficially owned outstanding shares of common stock		9,123,442	97.0%
Outstanding shares of common stock of other stockholders		280,255	3.0%
Total shares of common stock outstanding		9,403,697	100.0%

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

(2) Calculated on a basis of 9,403,697 shares of Common Stock outstanding as of December 31, 2015. On various dates over the past several years, options were granted to Mr. Zayed (1,270,000 options) and Mr. Gainer (50,000 options) under the Incentive Stock Option Plan and the Equity Incentive Plan. The table excludes the options outstanding under the ISOP and EIP which are not exercised as of December 31, 2015. During 2013 the Company awarded options under the LTIP to Mr. Beck (13,500), General Clark, Mr. Engler, Mr. Gunther, Mr. Ibrahim and Mr. Smith (all received 13,000 options, respectively).  Additionally, the non-employee Directors received awards from the EIP grant on February 8, 2014.  Under the EIP grant, Mr. Gunther received 25,000 options, Mr. Campbell received 26,000 options and the remaining Directors received 13,000 options each.  The table excludes the options outstanding under the LTIP and EIP which are not exercised as of December 31, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered accountants. The following table presents fees for professional services rendered by BDO USA, LLP, the principal accountant for the respective periods indicated:

Services Performed	2015	2014
Audit Fees (1)	$533,850	$335,828
Audit-related fees (2)	20,000	34,816
Tax Fees (3)	129,983	68,345
Total Fees	$683,833	$438,989

(1)  Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and certain transition procedures as well as audit services provided in connection with statutory filings. These fees also include amounts related to the filing of the Company’s 2014 Registration Statements and related amendments.

(2)  Audit-related fees represent due diligence services related to potential acquisitions.

(3)  Tax fees principally represent fees for tax preparation.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the audited financial statements for the year ended December 31, 2015, presented in Item 8 above.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.01 to the Form S-4 filed on July 2, 2001)

3.2	Amendment to Certificate of Incorporation (Incorporated by reference from Exhibit 3.03 to the Form 10KSB filed on April 2, 2007)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group (Incorporated by reference from Appendix A of Schedule 14C filed on October 1, 2012)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Pernix Group (Incorporated by reference from Exhibit 3.05 to the Form 10-K filed on March 28, 2014)

3.5	By-laws of Pernix Group (Incorporated by reference from Exhibit 3.02 to the Form S-4 filed on July 2, 2001)

4.1	Certificate of Designations- Series A Preferred Stock of Pernix Group (Incorporated by reference from Exhibit 3.1 to the Form 10-Q filed on August 12, 2011)

4.2	Certificate of Designations- Series B Cumulative Convertible Preferred Stock of Pernix Group (Incorporated by reference from Exhibit 3.2 to the Form 10-Q filed on August 12, 2011)

4.3	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group (Incorporated by reference from Appendix B of Schedule 14C filed on October 1, 2012)

4.4	Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock of Pernix Group (Incorporated by reference from Appendix C of Schedule 14C filed on October 1, 2012)

4.5	Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Pernix Group, Inc. (Incorporated by reference from Exhibit 4.05 to the Form 10-K filed on March 28, 2014)

4.6	Amended and Restated Certificate of Designation- Series C Preferred Stock of Pernix Group (Incorporated by reference from Exhibit 3.1 to the Form 8-K filed on July 1, 2015)

10.01	Pernix Group 2012 Incentive Stock Option Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 27, 2011)

10.02	Form of Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 14, 2013)

10.03	Pernix Group 2013 Long Term Incentive Plan (Incorporated by reference from Appendix A to the DEF 14A Proxy filing with the SEC on October 16, 2012)

10.04	Form of LTIP Stock Option Award Notice and Agreement (Incorporated by reference from Exhibit 10.4 to the Form 8-K filed on February 14, 2013)

10.05	Pernix Group 2013 Equity Incentive Plan (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 3, 2013)

10.06	Form of EIP Award Notice and Agreement (Incorporated by reference from Appendix A to the PRE14A Proxy filing with the SEC on October 3, 2013)

10.07	Joint Venture Agreement, dated February 7, 2014, by and between Pernix Group and LTC Corp Inc. (Incorporated by reference from Exhibit 10.09 to the Form 10-K filed on March 20, 2015)

10.08

Loan and Security Facility Agreement, dated as of November 10, 2014, among Pernix Group and Pernix RE LLC, as borrowers, and Barrington Bank & Trust Company, National Association, as lender (Incorporated by reference from Exhibit 10.10 to the Form 10-K filed on March 20, 2015)

10.09

Revolving Note, made on November 10, 2014, by Pernix Group and Pernix RE LLC in favor of Barrington Bank & Trust Company, National Association, as lender (Incorporated by reference from Exhibit 10.11 to the Form 10-K filed on March 20, 2015)

10.10

Series C Preferred Stock Purchase Agreements between Pernix Group, Inc. and Ernil Continental S.A., BVI dated June 26, 2015 (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 1, 2015) and dated June 10, 2015 (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 16, 2015)

10.11

Series C Preferred Stock Purchase Agreements between Pernix Group, Inc. and Halbarad Group, LTD., BVI dated June 26, 2015 (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on July 1, 2015) and dated June 10, 2015 (Incorporated by reference from Exhibit 10.2 to the Form 8-K filed on June 16, 2015)

10.12

Purchase Agreement, dated June 9, 2015, by and among Pernix Guam, LLC, Pernix Group, dck Pernix Guam, LLC, dck worldwide, LLC, dck worldwide Holdings, Inc. and dck pacific region, LLC (Incorporated by reference from Exhibit 2.1 to the Form 8-K filed on June 15, 2015)

10.13	Membership Interest Purchase Agreement between BE&K Inc. and Pernix Building Group, LLC, dated June 4, 2015 (Incorporated by reference from Exhibit 2.1 to the Form 8-K filed on June 10, 2015)

14.0	Code of Ethics (Incorporated by reference from Exhibit 99.1 to the Form 10KSB filed on July 31, 2006)

21.0	List of Subsidiaries and their jurisdictions*

23.0	Consent of BDO USA, LLP, the Independent Registered Public Accounting Firm of Pernix Group

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

32.1	Section 1350 Certification — Chief Executive Officer*

32.2	Section 1350 Certification Chief Financial Officer*

(101.INS)**	XBRL Instance Document	N/A

(101.SCH)**	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document	N/A

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended December 31, 2015.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

PERNIX GROUP, INC.

(Registrant)

Dated: March 29, 2016	/s/ Nidal Zayed

Nidal Zayed
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 29, 2016.

/s/ Nidal Z. Zayed	Interim Chairman of the Board of Directors, President and Chief Executive Officer
Nidal Z. Zayed	(Principal Executive Officer)

/s/ Max Engler	Director
Max Engler

/s/ Don Gunther	Director
Don Gunther

/s/ C. Robert Campbell	Director
C. Robert Campbell

/s/ Trudy Clark	Director
Trudy Clark

/s/ Carl Smith	Director
Carl Smith

/s/ Ibrahim Ibrahim	Director
Ibrahim Ibrahim

/s/ Marco A. Martinez	Senior Vice President and Chief Financial Officer
Marco A. Martinez	(Principal Financial Officer)