Form 10-Q
period 2016-03-31
Pernix Group, Inc.
filed 2016-05-13
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

On May 10, 2016, 9,403,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
Assets	(Unaudited) March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$8,374,630	$18,792,712
Restricted cash	979,423	952,502
Accounts and other receivables	47,140,740	48,219,748
Inventories	1,935,123	1,844,953
Cost and estimated earnings in excess billings	15,143,193	16,563,199
Prepaid expenses and other current assets	2,364,499	1,453,539
Total current assets	75,937,608	87,826,653
Property and equipment, net	5,408,427	4,069,612
Deferred tax asset	5,262	552,756
Other assets	786,202	689,323
Intangible assets, net:
Customer contract backlog	5,504,915	6,248,503
Goodwill	20,023,832	19,141,273
Tradename	750,000	900,000
Total assets	$108,416,246	$119,428,120
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,923,250	$37,757,695
Accrued trade liabilities	12,426,331	32,339,972
Billings in excess of costs and estimated earnings	5,733,385	6,399,339
Other current liabilities	9,432,876	7,770,659
Current maturities on term loan and line of credit	3,374,040	2,544,959
Total current liabilities	79,889,882	86,812,624

Other non-current liabilities	377,273	698,867
Deferred tax liability	5,262	552,756
Long-term debt	8,698,217	8,744,686
Total liabilities	88,970,634	96,808,933

Commitments and contingencies

Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, 170,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, $850,000 involuntary liquidation preference	1,700	1,700
Series C convertible senior preferred stock, $0.01 par value. Authorized 4,000,000 shares, $28,000,000 liquidation preference, 2,800,000 shares issued and outstanding at March 31, 2016 and at December 31, 2015	28,000	28,000
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,403,697 issued and Outstanding	94,037	94,037
Additional paid-in capital	45,234,377	45,147,931
Accumulated deficit - since September 30, 2012	(29,431,180)	(24,586,359)
Accumulated comprehensive income (loss) - since September 30, 2012	(531,629)	(583,408)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	15,405,305	20,111,901
Non-controlling interest	4,040,307	2,507,286
Total stockholders' equity	19,445,612	22,619,187
Total liabilities and stockholders' equity	$108,416,246	$119,428,120

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Construction revenue	$75,098,581	$9,328,570
Service fees – power generation	1,334,997	1,264,087
Other revenue	12,746	18,233
Gross revenues	76,446,324	10,610,890
Costs and expenses:
Construction costs	72,875,985	9,235,379
Operation and maintenance costs - power generation	604,100	519,042
Cost of revenues	73,480,085	9,754,421
Gross profit	2,966,239	856,469
Operating expenses:
Salaries and employee benefits	4,256,341	1,801,257
General and administrative	3,157,526	1,084,645
Total operating expenses	7,413,867	2,885,902
Operating income (loss)	(4,447,628)	(2,029,433)

Other income (expense):
Interest income (expense), net	(36,361)	(69)
Other expense - related party	(118,791)	(21,700)
Foreign currency exchange loss	(35,872)	(42,126)
Other income, net	19,181	13,502
Total other income (expense)	(171,843)	(50,393)

Consolidated income (loss) before income tax expense	(4,619,471)	(2,079,826)

Income tax expense	(15,426)	(17,768)

Consolidated net income (loss)	(4,634,897)	(2,097,954)

Less: Net income (loss) attributable to non-controlling interest	209,924	(30,649)

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(4,844,821)	(2,066,945)

Less: Preferred stock dividends	—	112,253

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(4,844,821)	$(2,179,198)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.59)	$(0.23)
Weighted average shares outstanding – basic and diluted	9,403,697	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Consolidated net income (loss)	$(4,634,897)	$(2,097,594)
Other comprehensive income (loss):
Foreign currency translation adjustment	46,753	(115,600)

Total comprehensive income (loss)	$(4,588,144)	$(2,213,194)

Net income (loss) attributable to non-controlling interests	$209,924	$(30,649)
Foreign currency translation attributable to non-controlling interests	(5,026)	229
Total comprehensive income attributable to non-controlling interest	$204,898	$(30,420)
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(4,793,042)	$(2,182,774)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920
Net income (loss)	(2,097,594)	(2,066,945)	—	—	—	—	(30,649)
Foreign currency translation adjustment	(115,600)	—	(115,829)	—	—	—	229
Preferred stock dividends	(112,253)	(112,253)	—	—	—	—	—
Stock compensation expense	125,386	—	—	—	—	125,386	—
Balance at March 31, 2015	$9,990,554	$(7,760,929)	$(571,453)	$94,037	$11,700	$16,262,699	$1,954,500

Balance at December 31, 2015	$22,619,187	$(24,586,359)	$(583,408)	$94,037	$39,700	$45,147,931	$2,507,286
Net income (loss)	(4,634,897)	(4,844,821)	—	—	—	—	209,924
Foreign currency translation adjustment	46,753	—	51,779	—	—	—	(5,026)
Partial sale of non-controlling interest in subsidiary	2,343,803	—	—	—	—	—	2,343,803
Stock compensation expense	86,446	—	—	—	—	86,446	—
Distribution to non-controlling interest holders	(1,015,680)	—	—	—	—	—	(1,015,680)
Balance at March 31, 2016	$19,445,612	$(29,431,180)	$(531,629)	$94,037	$39,700	$45,234,377	$4,040,307

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(4,634,897)	$(2,097,594)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,139,030	54,229
Quasi-Reorganization adjustments	57,636	(35,384)
Stock compensation expense	86,446	125,386
Changes in assets and liabilities:
Accounts receivable	741,847	1,949,606
Inventories	(90,170)	(260,611)
Cost and estimated earnings in excess of billings	888,834	337,358
Prepaid and other current assets	48,774	(578,590)
Accounts payable and accrued expenses	(8,106,322)	(3,488,540)
Billings in excess of cost and estimated earnings	(665,954)	(1,167,017)
Net cash provided by (used in) operating activities	(10,534,776)	(5,161,157)
Cash flows provided by (used in) investing activities:
Capital expenditures	(486,364)	(81,107)
Acquisition	(334,827)	—
Restricted cash	(26,921)	690,322
Net cash provided by (used in) investing activities	(848,112)	609,215
Cash flows provided by (used in) financing activities:
Proceeds from line of credit	1,034,044	—
Distributions to non-controlling interest holders	(1,015,680)	—
Partial sale of non-controlling interest in subsidiary	2,343,803	—
Payment of debt	(1,481,314)	(98,630)
Net cash provided by (used in) financing activities	880,853	(98,630)

Effect of exchange rate changes on cash and cash equivalents	83,953	17,056
Net decrease in cash and cash equivalents	(10,418,082)	(4,633,516)
Cash and cash equivalents at beginning of year	18,792,712	11,169,169
Cash and cash equivalents at end of year	$8,374,630	$6,535,653
Cash paid during the period for interest	$67,202	$—
Cash paid during the period for interest - related party	$118,791	$—
Cash paid during the period for income taxes	$—	$70
Supplemental disclosure of non-cash investing and financing transactions:
Accumulated preferred stock dividends	$671,966	$13,623
Unpaid equity distributions	$—	$119,918

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Background

Pernix Group, Inc. (the “Company”, “Pernix Group”, “PGI” or “Pernix”) is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of March 31, 2016 and December 31, 2015, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI. (Ernil), Halbarad Group, Ltd., BVI, (Halbarad) and Affiliates. The Company conducts its operations through the parent and its subsidiaries.

Pernix is a diversified construction company that is engaged in two primary operating business segments - construction services and power services. Construction services include pre-construction (pre-con) consulting services, construction management, design build and general contracting delivered either in lump-sum, guaranteed maximum cost or cost-plus contract models. Power services include operating and maintenance of power production facilities typically with longer term contracts. Pernix has full-scale construction and management capabilities, with some of the Company’s subsidiaries located in the United States, Guam, Fiji, Vanuatu, South Korea, Africa and Germany. The Company provides services in a broad range of end markets, including construction, construction management, power and facility operations and maintenance services. In addition to these two operating segments, the corporate operations are a separately reported segment.

The Company’s subsidiaries and consolidated joint ventures, which include Pernix Building Group, LLC, Pernix-Serka Joint Venture (PSJV), Pernix-SHBC Joint Venture (SHBC), Pernix LTC (PLTC), Pernix Fiji, Ltd. (PFL), Vanuatu Utilities and Infrastructure (VUI), Pernix Guam LLC (PPG), Pernix Papa New Guinea (PPNG) and Pernix Kaseman Joint Venture, LLC (PKJV) also bid on and /or execute construction projects with support from the Pernix corporate office. Dck ecc Guam Pacific JV LLC is a variable interest entity for which the Company is the primary beneficiary.

Pernix has two power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji and Vanuatu, respectively. VUI is wholly-owned and PFL is majority-owned since November 25, 2014, when PFL sold 249,999 of its common shares to Fijian Holdings Limited (FHL) for a 25% non-controlling interest for FJD 4.35 million ($2.3 million USD).

2. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries over which the Company exercises control and joint ventures when determined to be variable interest entities (VIE) in which the Company is the primary beneficiary. During the three months ended March 31, 2016, the VIE and related financial results primarily relate to our PPG acquisition in June 2015 as discussed in Note 3. All inter-company accounts have been eliminated in consolidation. The consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015 reflect the impact of quasi-reorganization accounting.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the consolidated financial statements relate to revenues under long-term contracts, including estimates of costs to complete projects and provisions for contract losses, fair market value allocation of assets purchased in business combinations, allowances for doubtful accounts, reserves for self-insured risk, valuation of options in connection with various share-based compensation plans, insurance accruals, impairment evaluations for goodwill and definite lived intangibles, and the valuation allowance against deferred tax assets. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized. Actual results could vary materially.

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

Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not have been approved by the customer until the later stages of a contract or subsequent to project completion.  This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Certain change orders may be accounted for based on probability of cost recovery. For these change orders if it is not probable that costs will be recovered through a change in the contract price, the costs attributable to such pending change orders are treated as contract costs without incremental revenue.  For contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amount expected to be recovered or the costs expected to be incurred. Revenues recognized in excess of amounts billed and the associated costs are classified as current assets, since it is anticipated that these earnings and costs will be billed and collected in the next fiscal year.  Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 24 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included costs of construction revenue and in revenue to the extent the contract is complete.

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

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of March 31, 2016 and December 31, 2015, the Company had no significant receivables or payables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing constructions projects.

Inventory — Inventory primarily represents the value of spare parts which the Company is required to maintain for use in the diesel power generators operated and maintained by the Company in Fiji. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of March 31, 2016 and December 31, 2015, the value of the spare parts inventory is $1.9 million and $1.8 million, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the three months ended March 31, 2016.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year. There were no impairment triggering events identified during the three months ended March 31, 2016.

Other intangible assets with definite lives consist primarily of customer contracts/backlog and tradename. The customer contracts / backlog intangible assets are being amortized to costs of construction revenue in the consolidated statements of operations on a straight-line basis over a weighted average life ranging from two to three years. The tradename intangible asset is being amortized to general and administrative expenses in the consolidated statements of operations on a straight-line basis over 2 years. See Note 4 for more information.

Construction and power contract intangibles – In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and are amortized in proportion to the anticipated completion of the contracts. As of March 31, 2016 the remaining weighted average life on contract intangible assets is 7 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the three months ended March 31, 2016 and 2015 and the remaining balance as of March 31, 2016 was $0.1 million.

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

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors considered by the Company in its contract evaluations include, but are not limited to; client type—domestic and foreign, federal, state and local government or commercial client, historical contract performance, historical collection and delinquency trends, client credit worthiness and general economic conditions.  There was no allowance for doubtful accounts as of March 31, 2016.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type leases, and foreign currency contracts. As of March 31, 2016 and 2015, the Company did not hold any such financial instruments.

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

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. As of March 31, 2016 and December 31, 2015, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

Stock-Based Compensation—Principal awards issued under the Company’s stock-based compensation plans include qualified stock options to employees, non-qualified stock options and awards, restricted stock units and other types of awards.

The Company recognizes the expense associated with stock option awards over the period during which an employee, director or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Stock option awards for employees and directors are classified as equity instruments and are valued at the grant date and are not subject to re-measurement. The option valuation is performed using a Black Scholes fair value model. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. During the three months ended March 31, 2016 and 2015, compensation expense related to stock options was approximately $0.1 million for both periods.

Reclassification—Certain reclassifications were made to prior year amounts to conform with current year presentation.

3. Acquisitions and Partial Sale to Non-controlling Interest

Papa New Guinea Transactions

On March 31, 2016, PGI and its subsidiary, Pernix Papa New Guinea Ltd. (“PPNG”), consummated two interdependent transactions, the first of which was the sale by PGI of a non-controlling interest in PPNG to FHL for seven million Kina (USD $2,343,803 as of March 31, 2016). The second transaction was the purchase by PPNG of Basic Industries Ltd. (“BIL”), from PHL Holdings Ltd. (“PHL”) for one million Kina (USD $334,827 as of March 31, 2016). FHL, a shareholder of PHL, serves as guarantor, indemnifying PPNG in accordance with the terms of the purchase agreement.

The assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The results of operations for BIL during the three months ended March 31, 2016 were insignificant. Transaction costs were nominal and were expensed as incurred. The Company has estimated the fair value of the assets acquired and liabilities assumed for BIL at the date of acquisition based upon information available to the Company at the reporting date. The estimated fair value of the total assets acquired was approximately $1.7 million, consisting primarily of property and equipment ($1.1 million) and prepayments ($0.4 million). The estimated fair value of the total liabilities assumed was $1.3 million, consisting primarily of assumed debt ($1.2 million). The Company is still in the process of finalizing appraisals of tangible and intangible assets in order to complete its purchase price allocation for the acquisition of BIL. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company may revise its estimates of fair value to more accurately allocate the purchase price.

BE&K Building Group Acquisition

On June 30, 2015, the Pernix Building Group, LLC (“PBG”), a wholly owned subsidiary of Pernix, acquired a 100% membership interest in KBR Building Group, LLC from BE&K, Inc., a subsidiary of KBR, Inc., for $22.0 million in cash subject to working capital adjustments, of which $0.9 million was paid on the acquisition date, based on a net working capital target of negative $6.0 million.  During the fourth quarter, management finalized a $4.0 million working capital adjustment reducing the purchase price to $18.9 million. As discussed in Note 4, the Company returned $0.4 million to the seller in April 2016.  The KBR Building Group, LLC, now known as “BE&K Building Group” (“BEK BG”), is a diversified construction services company serving advanced manufacturing, industrial, life sciences, and commercial/mixed-use clients providing comprehensive pre-construction and at-risk construction management services. The addition of BEK BG personnel, resources, past experience and past performance will serve to expand Pernix’s U.S. domestic base and its private sector coverage.

dck Pacific Guam LLC & dck-ecc Pacific Guam LLC Acquisition

On June 15, 2015, Pernix Guam, LLC (“PPG”), a wholly owned subsidiary of Pernix, acquired certain assets of dck Pacific Guam LLC (the “LLC”) and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (the  “JV”), (collectively the “PPG Acquisition”) for a purchase price of $1.8 million, of which $0.3 million is subject to certain terms and conditions.

The JV is a variable interest entity (“VIE”) in which PPG holds a 55% membership interest.  PPG is the primary beneficiary of the JV and as a result, consolidates the JV in its entirety.  PPG controls all activities and has a 96% economic interest in the activities of the P-109 project, which represents the most significant remaining activities of the JV.  PPG has no obligation to absorb the expected losses of, nor the right to receive the expected residual returns deriving from non P-109 activity of the JV.  It is expected that the non-P109 JV activity will be concluded within the first half of 2016 and will not impact the Company’s consolidated financial statements after the completion of these non P-109 projects.  The consolidated financial statements as of March 31, 2016 include the following assets and liabilities of the JV which relate solely to the non P-109 projects and the Company has no rights or obligations with respect to these items:

Non P-109

Contract receivables	$181,576
Contract payables and accrued expenses	(772,659)
Billings in excess of costs and estimated earnings on uncompleted contracts	(333,736)

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets subject to amortization consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Customer Contracts / Backlog	$7,972,000	$(2,467,085)	$5,504,915	$7,972,000	$(1,723,497)	$6,248,503
Tradename	1,200,000	(450,000)	750,000	1,200,000	(300,000)	900,000
Total Other Intangible Assets	$9,172,000	$(2,917,085)	6.254,915	$9,172,000	$(2,023,497)	7,148,503
Goodwill			20,023,832			19,141,273
Total Goodwill and Other Intangible Assets			$26,278,747			$26,289,776

Construction Segment
Other Intangible Assets Subject to Amortization:
Balance as of December 31, 2015	$7,148,503
Amortization	(893,588)
Balance as of March 31, 2016	6,254,915

Goodwill:
Balance as of December 31, 2015	19,141,273
Adjustments	882,559
Balance as of March 31, 2016	20,023,832
Goodwill and Other Intangibles as of March 31, 2016	$26,278,747

During the quarter ended March 31, 2016, the Company adjusted goodwill to a) correct the December 31, 2015 classification of goodwill, resulting in an increase of approximately $531,000 and b) reflect approximately $351,000 that was erroneously paid to the Company as part of the working capital adjustment for the Pernix Building Group, LLC acquisition in 2015, as an increase to goodwill.

Amortization of intangible assets for the three months ended March 31, 2016 was $0.9 million, of which $0.7 million was recorded in construction costs and $0.2 million was recorded in general and administrative expenses on the consolidated statements of operations. Amortization expense relating to remaining amortizable intangible assets will be $2.7 million in 2016, $2.6 million in 2017, and $1.0 million in 2018.

5. Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09; instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is currently evaluating the impact that the adoption of ASU 2016-08 will have on the company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning December 1, 2017 and subsequent interim periods. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The main provisions of this guidance, which is intended to simplify the presentation of deferred income taxes, require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, and in April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”).The guidance in update 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. An entity should apply the guidance on a retrospective basis, with applicable disclosures for a change in an accounting principle. ASU 2015-03 and 2015-15 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted and applied on a retrospective basis. Management has adopted ASU 2015-15 in these financial statements and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at March 31, 2016 and 2015 and from construction contractual agreements on which work has not yet begun as well as awarded not booked backlog where a contractual agreement has not been signed but there is a high degree of certainty that we expect to recognize revenue in the future. The following summarizes changes in backlog on construction contracts during the three months ended March 31:

	March 31, 2016	March 31, 2015
Beginning balance	$379,432,495	$21,501,972
New construction contracts / amendments to contracts	180,411,473	15,477,730
Less: construction contracts revenue earned	75,075,830	9,328,570
Ending balance	$484,768,138	$27,651,132

The table includes $51.3 million of awarded not booked associated with BEK BG and includes the fees associated with contracts under the cost plus fee contractual arrangement. The table excludes our long term contract or memorandum of understanding for power operating and maintenance services.

The Company has three loss contracts as of March 31, 2016 of $0.4 million, $0.3 million and $0.1 million which are 95%, 24% and 29% complete, respectively. The Company also assumed three loss contracts in connection with the 2015 acquisition of BEK BG. These projects are 99%, 66% and 46% complete as of March 31, 2016 with estimated contract costs in excess of contract revenue of $1.3 million, $1.3 million and $0.6 million, respectively. The Company recorded a provision for losses of approximately $1.7 million based on estimated costs in excess of contract revenue during the three months ended March 31, 2016 associated with these contracts.

7. Cost and Estimated Earnings on Uncompleted Contracts

Billings, costs incurred, and estimated earnings on uncompleted contracts as of March 31, 2016 and December 31, 2015 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	March 31, 2016	December 31, 2015
Cost incurred on uncompleted contracts	$268,018,972	$207,563,345
Estimated earnings	9,812,364	10,007,049
Total cost and estimated earnings on uncompleted contracts	277,831,336	217,570,394
Plus: Acquired net costs and estimated earnings in excess of billings	—	15,009,186
Less: Billings to date	268,421,528	222,415,720
Net	$9,409,808	$10,163,860

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,143,193	$16,563,199
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,733,385)	(6,399,339)
	$9,409,808	$10,163,860

8. Short-term and long-term borrowings

The current and non-current portions of the Company’s outstanding borrowings as of March 31, 2016 are as follows:

	Current Portion	Non-Current Portion
Term Loans
4.5% 2-year term loan – related party	$—	$6,000,000
6.8% 2-year term loan – related party	—	1,462,500
Variable interest rate 5-year term loan	341,180	1,235,717
Total term loans	341,180	8,698,217

Lines of Credit
Variable interest rate $1,500,000 line-of-credit	1,498,816	—
Variable interest rate $750,000 line-of-credit	750,000	—
Variable interest rate $975,000 line-of-credit	784,044
Total lines of credit	3,032,860	—
Total borrowings	$3,374,040	$8,698,217

Maturities—The Company’s debt as of March 31, 2016 matures as follows:

2016	$3,305,405
2017	7,820,049
2018	373,974
2019	391,155
2020	181,674
Total debt	$12,072,257

Total interest expense incurred by the Company for the three months ended March 31, 2016 was $0.1 million, and the interest expense incurred during the three months ended March 31, 2015 was nominal. The Company’s weighted-average interest rate on short-term borrowings outstanding as of March 31, 2016 was 4.28%. The Company had no outstanding borrowings as of March 31, 2015.

Letters of Credit

As of March 31, 2016, the Company had FJD 10.5 million ($5.1 million USD) and WST 2.7 million ($1.2 million USD) in outstanding letters of credit and guarantees with financial institutions, which expire at various dates in 2016.

Pernix Group, Inc.

On July 14, 2015, the Company entered into a two-year term loan agreement with Bent Marketing Ltd., an affiliate of a major shareholder, for $6.0 million. Interest accrues at 4.5% and is paid quarterly. The term loan matures on August 15, 2017 at which time the principal and all unpaid interest is due.

Pernix Guam

On November 24, 2015, Pernix Guam, LLC entered into a letter of credit agreement with Australia New Zealand Banking Group Limited (ANZ) for $0.75 million. The interest is based on the Asian Prime rate plus 0.50% (4.00% as of March 31, 2016). Principal and interest are paid monthly. Loan origination fees equal 1.00% of each loan amount and there are no prepayment penalties. The letter of credit is subject to the same covenants as outlined in Pernix Guam LLC term loan with ANZ bank as noted below except that the “gearing ratio” that limits net total liabilities to shareholder funds has been adjusted to 2.00:1. The letter of credit has been reduced to zero as $0.75 million was converted to a draw on the line of credit as of March 31, 2016.

On July 21, 2015, PFL entered into a two-year working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for FJD 3.0 million ($1.5 million USD as of March 31, 2016). Interest is paid monthly at an annual rate of 6.8% with the principal and any unpaid interest due at maturity. There is an interest prepayment penalty equivalent to two months interest.

On June 18, 2015, Pernix Guam, LLC entered into a five year term loan agreement with ANZ in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.50% as of March 31, 2016).  The line of credit matures one year from the date of the note.  The interest rate applicable to the line of credit facility is the Asian Prime rate plus 0.5% (4.00% as of March 31, 2016). Principal and interest are paid monthly for both facilities.

As of March 31, 2016, $1.6 million and $1.5 million was outstanding on the term loan and line of credit, respectively.   The term loan and line of credit are subject to annual covenants to be maintained for the term of the loan, which includes maintaining backlog of at least $20.0 million, a “gearing ratio” that limits net total liabilities to shareholder funds to 2.50:1 and a “debt service coverage ratio” of 1.25:1 EBITDA to debt and interest. Pernix Guam, LLC has received a waiver from its annual compliance with all covenants as of and for the three months ended March 31, 2016 as the entity has only been operational for nine months.

Pernix Fiji Limited (“PFL”) Debt Agreements

PFL had an existing letter of credit of FJD 6.0 million ($2.9 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. PFL increased its letter of credit by FJD 4.5 million ($2.2 million USD)  for the establishment of a performance security and indemnity guarantee on behalf of Pernix Group for the Samoa Hydro Rehab Project established with Electric Power Corporation (“EPC”). As of March 31, 2016, the total indemnity guarantee facility was FJD 10.5 million ($5.1 million USD) and WST 2.7 million ($1.2 million USD). The Company also increased its temporary overdraft facility with ANZ to FJD 2.0 million ($0.975 million USD). As of March 31, 2016, $0.8 million is outstanding on the temporary overdraft facility with ANZ.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of March 31, 2016), a corporate guarantee of FJD 4.0 million ($1.9 million USD as of March 31, 2016) issued by PGI to ANZ, an Unconditional, Irrevocable and On Demand standby letter of credit given by the FEA to ANZ, and a restricted cash term deposit of FJD 2.0 million ($0.98 million USD as of March 31, 2016).

The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum as of March 31, 2016). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The fee charged by ANZ was 0.5% of the letter of credit value. The balance of the credit facility was allocated to the finance operating lease facility and credit card facility.

In connection with the letter of credit facility, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants. As of March 31, 2016, the PFL gearing ratio is 1.81 and PFL is in compliance with all covenants.

Pernix MAP Limited

On January 18, 2016, the Company established an unconditional, irrevocable letter of credit with ANZ Bank to meet the security requirements of the EPC Hydro Rehab contract. Pernix MAP has a letter of credit of WST 2.7 million ($1.2 million USD) as an advance payment guarantee for the Samoa Hydro Rehab project with the EPC. An establishment fee of 0.5% of the guarantee amount was charged followed by a semi-annual fee of 1.0%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The agreement is secured by all real and personal property of Pernix MAP Limited.

Pernix Group, Inc. and Pernix RE, LLC

On November 14, 2014, PGI and Pernix RE, LLC entered into a loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at Prime rate (3.50% at March 31, 2016) plus 4% for standby letters of credit and Prime rate plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC.

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among others, the requirement to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. No amounts were outstanding under the revolving credit or letter of credit facility as of March 31, 2016 or 2015. The Company’s primary use of the credit facility is to fund potential working capital needs.

Fair Value of Debt

In accordance with ASC 820 – Fair Value Measurements, the fair values of the Company’s short-term borrowings are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered Level 2 inputs.

The fair values of the Company’s long-term borrowings, the exit price of which cannot be determined using quoted market prices, is established using market and income valuation techniques and are considered Level 2 inputs. The aggregate carrying value of the Company’s borrowings is $12.1 million and the estimated aggregate fair value using the income approach is $13.0 million.

9. Stockholders’ Equity

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

In June, 2015 the Company sold 1,540,000 and 1,260,000 shares of Series C Preferred Stock (par value $0.01) to Ernil and Halbarad, respectively for $10.00 per share, resulting in proceeds received by the Company of $28.0 million. There were two separate investment transactions for both Ernil and Halbarad.  Ernil purchased 550,000 and 990,000 shares and Halbarad purchased 450,000 and 810,000 shares of Series C Preferred Stock on June 10, 2015 and June 26, 2015, respectively.  The Company used the proceeds to fund the acquisition of the BEK BG and related operating activities. From and after July 1, 2015, holders of Series C Preferred Stock are entitled to receive, when, and if declared by the Board of Directors, cumulative dividends at the annual rate of 8%. From July 1, 2015 through July 1, 2016, all dividends accumulated will be paid to the holder of Series C Preferred Stock in the form of the Company’s common stock valued solely for these purposes at $4.48 per share.  Thereafter, such dividends will be payable in cash, bi-annually on January 1 and July 1 in arrears.  Series C Preferred Stock have no voting rights and rank senior to common stock and are on parity with Series A and Series B preferred stock.  As of March 31, 2016, 2,800,000 shares of the Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is convertible into 2,800,000 shares of Pernix Group common stock at the Company’s option and have a liquidation preference of $10.00 per share. Dividends accumulated for Series C Preferred Stock as of March 31, 2016 were $1.7 million. No dividends were declared or paid on the Series C Preferred Stock during the three months ended March 31, 2016.

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil and Halbarad, respectively for $5.00 per share, resulting in proceeds received by the Company of $5.0 million.  Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of March 31, 2016, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. The dividends accumulated but not paid as of March 31, 2016 were $99,726. Dividends paid during the three months ended March 31, 2015 were $98,630.

As of March 31, 2016 and December 31, 2015, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A and C Preferred Stock with respect to dividends and upon liquidation. As of March 31, 2016 and December 31, 2015, Series B Preferred Stock dividends of $310,412 and $296,637 were accumulated, respectively. No dividends were declared or paid during the three months ended March 31, 2016 and 2015, respectively.

Common Stock —As of March 31, 2016 and December 31, 2015, 9,403,697 shares of the Company’s common stock were issued and outstanding and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

10. Computation of Net Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ending March 31, 2016 and 2015 is provided as follows:

	March 31, 2016	March 31, 2015
Numerator — Net income (loss) attributable to stockholders	$(4,844,821)	$(2,066,945)
Less: Preferred stock dividends, including amounts paid and accumulated	671,966	112,253
Net loss attributable to common stockholders of Pernix	(5,516,787)	(2,179,198)

Denominator:
Weighted average common shares outstanding	9,403,697	9,403,697

Basic and dilutive net earnings (loss) per share	$(0.59)	$(0.23)

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations.  The impact of the potential issuances of common stock related to the Company’s convertible preferred stock and outstanding stock options has been excluded from earnings per share for the three months ended March 31, 2016 and 2015, since inclusion would be anti-dilutive. For the three months ended March 31, 2016, the number of anti-dilutive potential common shares excluded from the computation of diluted earnings per share was 5,199,141.

11. Stock-based compensation plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP.

Stock Options

The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. On February 18, 2016, 197,500 options were granted to employees, all of which cliff vest in 3 years except for 20,000 options that cliff vest in two years.  The estimated fair value of the 197,500 stock options awarded on February 18, 2016 is $0.1 million.  As of March 31, 2016, a total of 1,466,500 options remain outstanding.

Restricted Stock Units

On February 18, 2016, the Company granted 149,500 restricted stock units to select officers and employees which cliff vest in 5 years from date of issuance. The estimated fair value of the restricted stock awarded is $0.3 million.

2013 Long Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. The options expire 10 years from the grant date or upon plan expiration in late 2022, whichever is earlier. No additional shares are anticipated to be awarded under the LTIP.  As of March 31, 2016, a total of 78,500 options were outstanding and vested under this plan.

2012 Employee Incentive Stock Option Plan (ISOP) - The 2012 Incentive Stock Option Plan provides for the issuance of qualified stock options to employees. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of March 31, 2016, a total of 226,000 options were outstanding under this plan. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period, except for the February 18, 2016 option grant which will vest in two to three years. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Cash flows resulting from the exercise of related options are included in financing cash flows. There were no options exercised during the quarters ended March 31, 2016 or 2015. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the quarters ended March 31:

	2016		2015
EIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	1,322,000	$1.52	1,395,000	$1.55
Granted	197,500	1.71	—	—
Exercised	—	—	—	—
Forfeited / expired	53,000	2.07	48,000	2.07
Options outstanding, at March 31	1,466,500	1.63	1,347,000	1.53
Options exercisable, at March 31	528,400	$1.64	132,333	$2.07

	2016		2015
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / expired	—	—	—	—
Options outstanding, at March 31	78,500	2.09	78,500	2.09
Options exercisable, at March 31	78,500	$2.09	56,833	$2.09

	2016		2015
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	226,000	$2.09	283,500	$2.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / expired	—	—	57,500	2.09
Options outstanding, at March 31	226,000	2.09	226,000	2.09
Options exercisable, at March 31	192,745	$2.09	146,667	$2.09

The following table summarizes information about stock options outstanding at March 31, 2016:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,466,500	9.1	$1.64	$4,225,895

LTIP	78,500	6.8	$2.09	$32,185

ISOP	226,000	6.6	$2.09	$68,060

The weighted average grant date fair value per option outstanding at March 31, 2016 and 2015 was $0.88 and $0.84, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

2016 grants

Risk-free interest rate	1.32 - 1.36%
Dividend yield	0.0%
Expected volatility	30.0%
Expected life in years	5.8 - 6.0

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

Total share-based compensation expense for each of the three months ended March 31, 2016 and 2015 was less than $0.1 million and $0.1 million, respectively. As of March 31, 2016 and 2015, there was $0.6 million and $0.7 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 1.6 years, which is equivalent to the average vesting period.

The Company received no cash during the periods ending March 31, 2016 and 2015, respectively, related to stock awards exercised as only 799,645 options were vested as of March 31, 2016 and no options were exercised during the periods. The unvested options at March 31, 2016 have no intrinsic value and the vested options also have no intrinsic value based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. 53,000 options and 105,500 options were forfeited or cancelled during the first three months of 2016 and 2015, respectively.

The Company has a 401K matching plan through which it contributes up to 8% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation per employee which varies by Company entity. The Company incurred approximately $0.3 million and less than $0.1 million of expense associated with the 401K match during the three months ended March 31, 2016 and 2015, respectively. The increase in 401K matching contributions is primarily attributable to the acquisitions of BEK BG and PPG.

12. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of March 31, 2016) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of March 31, 2016) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.1 million USD) as of March 31, 2016.

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

On March 17, 2016 UNELCO filed suit against VUI and The Republic of Vanuatu.  The suit is an attempt by UNELCO to invalidate the current temporary MOU and force the Government to remove VUI during the pendency of the re-tender that is currently estimated to take at least another year. There are no damages currently claimed by claimant in the lawsuit. VUI has countersued for in excess of $1.3 Billion vatu (approximately $12.0 million USD) for intentional interference with contract, fraudulent misrepresentation, misleading and deceptive conduct among other claims.

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

Pernix Group may utilize foreign exchange contracts to reduce exposure to foreign exchange risks associated with payments for services and products related to the various construction and other projects. No such contracts were employed during 2016 or 2015.

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of March 31, 2016 the Company had a FJD 4.0 million ($2.0 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are outstanding under the ANZ line of credit and the Company does not anticipate any payment risk under this guarantee as of March 31, 2016.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of March 31, 2016. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of March 31, 2016 and December 31, 2015, the amount of domestic bank deposits that exceeded or are not covered by FDIC insurance was $4.3 million and $4.5 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of March 31, 2016 and December 31, 2015, the amount of bank deposits in these financial institutions was $3.6 million and $1.6 million, respectively. These foreign bank deposits include our restricted cash.

14. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at March 31, 2016. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC was established in part to construct the new U.S. Embassy in Fiji which was completed in 2011. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of $0.1 million during the three months ending March 31, 2016 and 2015 for this discretionary item.

Computhink is a related party as it is owned by a company related to SHBC. Pernix is the lessor to a lease with Computhink for office space in the Company’s Corporate headquarters. The lease term ends June 30, 2016 and Computhink rent amounts to $2,387 per month. The Company’s charges to Computhink were less than $0.1 million for each of the three months ended March 31, 2016 and 2015.

Total related party accounts receivable and payables, net are summarized as follows for the three months ended March 31:

	2016	2015
Note payable and accrued interest to Bent Marketing Ltd	$(6,067,315)	$—
Note payable to FHL	(1,462,500)	—
Accounts receivable from Computhink	2,582	52,736
Accounts payable to SHBC	(4,998)	(829)
Totals	$(7,532,231)	$51,907

15. Business Segment Information

Pernix Group has elected to organize its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2016

	General Construction	Power Generation Services	Corporate	Total
Revenue	$75,098,581	$1,334,997	$12,746	$76,446,324
Interest income (expense), net	(67,267)	30,906	—	(36,361)
Other expense- related party	(50,736)	—	(68,055)	(118,791)
Depreciation and amortization	1,081,287	41,176	16,567	1,139,030
Income tax benefit (expense)	(49,597)	34,171	—	(15,426)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(2,979,937)	432,810	(2,297,694)	(4,844,821)
Total capital expenditures	319,497	166,867	—	486,364
Total assets	$98,856,826	$7,375,464	$2,183,956	$108,416,246

Schedule of Segment Reporting, Information by Segment
Three Months Ended March 31, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$9,328,570	$1,264,087	$18,233	$10,610,890
Interest income (expense), net	—	(69)	—	(69)
Other expense- related party	(21,700)	—	—	(21,700)
Depreciation and amortization	6,845	21,284	26,100	54,229
Income tax expense	18,936	(36,704)	—	(17,768)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(1,204,889)	306,219	(1,280,528)	(2,179,198)
Total capital expenditures	—	61,584	19,523	81,107
Total assets	$12,740,660	$6,602,762	$5,669,675	$25,013,097

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Property and Equipment - Net
Location – Revenue and net fixed assets	March 31, 2016	March 31, 2015	March 31, 2016	December 31, 2015
United States (1)	$68,908,927	$6,718,581	$2,566,904	$2,412,564
Fiji	1,101,258	3,566,775	368,727	353,620
Guam	3,104,370	—	1,309,183	1,288,418
Vanuatu	329,629	325,534	2,521	7,239
Other	3,002,140	—	1,161,092	7,771
Total revenue and net fixed assets	$76,446,324	$10,610,890	$5,408,427	$4,069,612

(1)Revenue associated with Department Of State (“DOS”) projects included in the U.S. total.

Major Customer

During the three months ended March 31, 2016, revenue of $21.7 million or 28.4% of consolidated revenue was generated through one customer. This customer also has $17.5 million or 36.7% of consolidated accounts receivable outstanding as of March 31, 2016. All amounts are deemed collectable.

During the three months ended March 31, 2015, the Company generated revenue of approximately 89% of consolidated revenue through three major customers.   The Bureau of Overseas Building Operations (OBO) is a major customer primarily through the award of five projects since 2011 that generated revenue of $1.7 million or 16% of consolidated revenue for the three months ended March 31, 2015.  The FEA is a major customer through two construction projects and O&M agreements.  During the three months ended March 31, 2015, $3.6 million or 34% of consolidated revenue was generated from this customer.  Revenues generated from a third customer were $4.1 million or 38% of consolidated revenue for the three months ended March 31, 2015.

16. Income taxes

The income tax expense for the first three months ended March 31, 2016 of approximately $15,500 is comprised of a foreign deferred tax expense of approximately $21,000 and a current state tax benefit of approximately $5,500 for PGI. There were no interest or penalties for this quarter. The $18,000 income tax expense for the first three months ended March 31, 2015 reflects a current expense of $37,000 for PFL and a domestic current deferred tax benefit of approximately $19,000.

As of March 31, 2016, the Company has total net operating and capital loss carryforwards from U.S. operations of approximately $86.3 million. The Company’s deferred tax assets at March 31, 2016 consist primarily of the deferred tax assets related to those loss carryforwards. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of March 31, 2016 and December 31, 2015, the Company maintained a full valuation allowance on $31.1 million and $25.2 million of net deferred tax assets, respectively.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report and the 2015 annual consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission (SEC).

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended March 31, 2016 and 2015 as the “first quarter of 2016” and the “first quarter of 2015”, respectively.

Company Overview

Pernix Group is a global company operating across multiple industry sectors providing a wide variety of services, employing approximately 475 employees across various international and US domestic locations. The Company is over 96.0% owned by Ernil Continental, S.A., BVI, Halbarad Group, Ltd., BVI, and Affiliates. The Company conducts its operations through the parent and its subsidiaries. The Company’s two primary operating business segments are construction and power services. In addition to these two operating segments, the corporate operations are a separately reported segment that provides administrative support to the operating segments.

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

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possesses properly positions the Company for future growth, diversification and financial success. The acquisitions of BE&K Building Group (“BE&K BG”) and certain assets of dck Pacific Guam, LLC and dck-ecc Pacific Guam, LLC Joint Venture Interest (collectively, “PPG”), along with our recent transactions with FHL, wherein PGI sold a non-controlling interest in Pernix Papa New Guinea (“PPNG”) for $2.4 million and PPNG acquired Basic Industries Limited (“BIL”) from PHL for $0.3 million, has significantly increased diversification of end markets, services and geographic footprint, increased critical mass, and expanded the subcontractor/vendor base as well as the project partner network globally.

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

Additionally, most of our construction team members have worked on complex domestic and international projects. We have the expertise required to successfully conduct full scale construction projects anywhere in the world. We have demonstrated that we can execute the most technically and geographically challenging projects within time and budget parameters while meeting the exacting quality and safety requirements of the contract, thereby exceeding our clients’ expectations. Pernix Group has the ability to self-perform multiple trades when doing so brings efficiencies and value to a project and our customers.

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

Current Power Operations & Maintenance Services

Our power projects to date have been primarily international with specific focus in the North and South Pacific. Our power services segment currently operates power plants in the Republic of the Fiji Islands (Fiji) and the Republic of Vanuatu (Vanuatu). Although the revenue from our power operations represents a small percentage of consolidated revenue, it historically accounts for a significant portion of the gross profit.

Pernix Fiji Limited (f.k.a. Telesource Fiji, Limited)

PFL is a subsidiary of Pernix that conducts power service activities in Fiji. PFL has long-term contract with the Fiji Electricity Authority (“FEA”) to operate and maintain two separate diesel fired power generation plants. The O&M contract for these plants expires in May 2028 and includes management of a total of 110 MW of diesel power generation installed capacity in Fiji. In November 2014, FHL, an unrelated third party, acquired a 25% interest or 249,999 common shares of PFL for $2.3 million. Prior to this transaction, PFL was a wholly-owned subsidiary of Pernix.

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

Executive Summary

The Company is very excited about its transformation and diversification in conjunction with our recent acquisitions. These diversify our customer base, strengthen our DOS and commercial businesses including our work in the Pacific Rim region, which positions us for continued growth.

We have successfully completed projects for The Boeing Company, FUJIFILM Diosynth Biotechnologies USA, and Ferguson Enterprises during the three months ended March 31, 2016. In March 2016, the DOS awarded the Company a contract valued at $181.2 million ($169.2 million net of Value Added Tax) for the new U.S. Embassy Compound in Maputo, Mozambique. We are actively pursuing additional DOS projects as, well as large commercial and advanced manufacturing opportunities in North America along with other large projects in Guam with potential award expectations in mid-2016.

Management continues to focus on bidding and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. In addition, management continues to integrate its acquisitions to capture synergies amongst its operations. The Company maintains the benefit of having $86.3 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

During the three months ended March 31, 2016 and 2015, the Company generated revenues of $76.4 million and $10.6 million, respectively. Construction revenue increased $65.8 million primarily attributable to our recent acquisitions, while power services revenue increased $0.1 million. Excluding our recent acquisitions, new awards and related change orders with contract value in excess of $179.7 million were granted to the Company during the three months ended March 31, 2016 and our backlog is $484.8 million as of March 31, 2016.

“It’s a new era for Pernix,” said Nidal Zayed, Pernix’s CEO & President, “this last year has been transformative for us. Our team is stronger, and our capabilities and technical capacity have greatly increased. We’re improving efficiencies and developing stronger relationships. Our backlog is the highest it’s ever been, and we continue setting the stage for larger growth.”

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

Total revenues increased $65.8 million to $76.4 million for the three months ended March 31, 2016 compared to 2015. This increase is comprised of $65.4 million of revenue associated with the Pernix Guam and BEK BG acquisitions, an increase in organic construction revenue of $0.3 million and an increase of $0.1 million in power services and other revenue.

Construction – Including recent acquisitions, construction revenues for the three months ended March 31, 2016 were $75.1 million compared to $9.3 million in the prior period. Excluding our recent acquisitions, construction revenues for the three months ended March 31, 2016 compared to the prior period increased $0.3 million primarily driven by the timing of newly awarded contracts in 2016 offset by the completion of previously awarded projects. The top five BEK BG projects accounted for approximately 52% of the revenue generated during the first quarter which were in the life sciences, higher education and aerospace industries located in the south, mid-Atlantic and south east region of the United States.

Service Fees — Power plant service revenues were approximately $1.3 million for the three months ended March 31, 2016 and 2015, respectively, a $0.1 million increase over the prior period. The increase is due to an increase in fixed fees associated with the new O&M award in Kinoya post completion of the power plant construction in 2015.

Costs and Expenses

Construction Costs - Total construction costs increased $63.6 million to $72.9 million as compared to the prior period. Costs associated with the BEK BG and PPG acquisitions were $63.6 million while organic construction costs were essentially unchanged. Construction costs in 2016 include amortization expense of $0.7 million related to customer contracts / backlog in connection with our June 2015 acquisitions.

Operations and Maintenance Costs — Power plant costs increased $0.1 million to $0.6 million for the three months ended March 31, 2016 compared to $0.5 million for the prior period, reflecting higher labor and maintenance expense incurred during the three months ended March 31, 2016 in Kinoya.

Gross Profit

Gross profit increased $2.1 million to $3.0 million, for the three months ended March 31, 2016 from $0.9 million in the prior period. Gross profit associated with our recent acquisitions was $1.9 million and organic gross profit was $0.2 million. The non-acquisition increase is primarily due to the prior year completion of an older OBO project which had higher recognized margin in 2015 partially offset by a reduction in provision for loss contracts recognized in 2016 compared to 2015.

Operating Expenses

Salaries and Employee Benefits increased $2.5 million to $4.3 million for the three months ended March 31, 2016 compared to the prior period reflecting $2.6 million of costs associated with the BEK BG and PPG acquisitions.

General and Administrative expenses increased $2.1 million to $3.2 million for the three months ended March 31, 2016 compared to the prior period.  This increase includes higher professional fees as well as $1.2 million of general and administrative costs associated with the BEK BG and PG acquisitions.

Other Income (Expense)

Other income (expense) increased from ($0.1) million to ($0.2) million for the three months ended March 31, 2016 primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax loss increased ($2.5) million to a pretax loss of ($4.6) million for the three months ended March 31, 2016 compared to pretax loss of ($2.1) million for the prior period, primarily due to pre-tax loss of ($2.0) million related to our recent acquisitions and an increase in general and administrative expenses .

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net income (loss) was ($4.8) million and ($2.2) million for the three months ended March 31, 2016 and 2015, respectively, an increase in net loss of ($2.7) million for the reasons noted above as well as an increase in non-controlling interest net income, partially offset by a reduction in preferred stock dividends.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$8,374,630	$18,792,712

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Cash (used in) provided by operating activities	$(10,534,776)	$(5,161,157)
Cash (used in) provided by investing activities	(848,112)	609,215
Cash (used in) provided by financing activities	880,853	(98,630)
Effect of exchange rates on cash	83,953	17,056
Increase (decrease) in cash and cash equivalents	$(10,418,082)	$(4,633,516)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for our global customers through the operation and maintenance of power plants, financing obtained from third party banks and affiliated parties, and sales of common and preferred stock.

During the three months ended March 31, 2016, the $10.4 million decrease in the cash balance is most significantly related to the Company’s $10.5 million cash used in operating activities. The cash used in operating activities is largely attributable to the consolidated net loss, material purchases made on active contracts and the timing of accounts payable and accrual activity.  The net cash used in investing activities is offset by the net cash provided by financing activities.  Financing activities include $2.3 million of cash received related to the partial sale of equity to a non-controlling interest and $1.0 million of proceeds from debt which were offset by $1.0 million of distributions to non-controlling interests and $1.5 million of debt repayment. Total outstanding debt as of March 31, 2016 was $12.1 million.

Although the Company’s positive working capital position at year-end changed to a negative position as of March 31, 2016, it is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capability will provide sufficient funds to meet anticipated operating requirements and capital expenditures. We also believe that collections on the outstanding receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of March 31, 2016, the Company’s total assets exceeded total liabilities by $19.4 million. The Company has $86.3 million in net operating loss carryforwards that it may utilize in the future to offset future taxable income. The Company does not currently have material commitments for capital expenditures as of March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, BE&K BG has transitioned onto a new ERP platform as of the beginning of the year for which management has implemented new processes and established new internal controls. Management is continuing to assess, document and implement new controls to enhance the internal control environment over financial reporting.

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

Pernix Group, Inc.
(Registrant)

Dated: May 13, 2016	/s/ Nidal Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Chief Financial Officer