Form 10-Q
period 2016-06-30
Pernix Group, Inc.
filed 2016-08-09
CIK 1082198

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

On August 6, 2016, 9,903,697 shares of our common stock were outstanding.

PERNIX GROUP, INC.

ITEM 1: FINANCIAL STATEMENTS

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
Assets	(Unaudited) June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$12,106,136	$18,792,712
Restricted cash	975,144	952,502
Accounts and other receivables	49,687,687	48,219,748
Inventories	1,904,003	1,844,953
Cost and estimated earnings in excess billings	9,690,699	16,563,199
Prepaid expenses and other current assets	2,199,558	1,453,539
Total current assets	76,563,227	87,826,653
Property and equipment, net	5,127,919	4,069,612
Deferred tax asset	5,262	552,756
Other assets	856,120	689,323
Intangible assets, net:
Customer contract backlog	4,761,322	6,248,503
Goodwill	20,023,832	19,141,273
Tradename	600,000	900,000
Total assets	$107,937,682	$119,428,120
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,307,732	$37,757,695
Accrued trade liabilities	11,625,196	32,339,972
Billings in excess of costs and estimated earnings	5,584,152	6,399,339
Other current liabilities	12,476,381	7,770,659
Current maturities on term loan and line of credit	2,677,961	2,544,959
Total current liabilities	74,671,422	86,812,624

Other non-current liabilities	352,080	698,867
Deferred tax liability	5,262	552,756
Long-term debt	16,599,457	8,744,686
Total liabilities	91,628,221	96,808,933

Commitments and contingencies

Stockholders' equity:
Pernix Group, Inc. and Subsidiaries Stockholders' equity
Series A convertible senior preferred stock, $0.01 par value. Authorized 1,000,000 shares, $5,000,000 liquidation preference, 1,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	10,000	10,000
Series B convertible senior preferred stock, $0.01 par value. Authorized 400,000 shares, 170,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, $850,000 involuntary liquidation preference	1,700	1,700
Series C convertible senior preferred stock, $0.01 par value. Authorized 4,000,000 shares, $28,000,000 liquidation preference, 2,800,000 shares issued and outstanding at June 30, 2016 and at December 31, 2015	28,000	28,000
Common stock, $0.01 par value. Authorized 20,000,000 shares, 9,903,697 issued and outstanding (including 500,000 shares declared as a stock dividend on June 17, 2016 and issued August 1, 2016)	99,037	94,037
Additional paid-in capital	45,308,081	45,147,931
Accumulated deficit - since September 30, 2012	(32,478,450)	(24,586,359)
Accumulated comprehensive income (loss) - since September 30, 2012	(554,749)	(583,408)
Total Pernix Group, Inc. and Subsidiaries Stockholders' equity	12,413,619	20,111,901
Non-controlling interest	3,895,842	2,507,286
Total stockholders' equity	16,309,461	22,619,187
Total liabilities and stockholders' equity	$107,937,682	$119,428,120

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Revenues:
Construction revenue	$145,328,813	$18,967,323
Service fees – power generation	2,893,748	2,668,682
Other revenue	35,042	58,772
Gross revenues	148,257,603	21,694,777
Costs and expenses:
Construction costs	140,371,287	18,452,790
Operation and maintenance costs - power generation	1,114,562	1,129,916
Cost of revenues	141,485,849	19,582,706
Gross profit	6,771,754	2,112,071
Operating expenses:
Salaries and employee benefits	9,037,585	3,478,647
General and administrative	4,983,851	3,962,956
Total operating expenses	14,021,436	7,441,603
Operating income (loss)	(7,249,682)	(5,329,532)

Other income (expense):
Interest income (expense), net	(74,290)	2,349
Interest expense - related party	(284,729)	(42,916)
Foreign currency exchange loss	(30,335)	(45,388)
Other income, net	35,136	40,434
Total other income (expense)	(354,218)	(45,521)

Consolidated income (loss) before income tax expense	(7,603,900)	(5,375,053)

Income tax expense	(80,570)	(127,117)

Consolidated net income (loss)	(7,684,470)	(5,502,170)

Less: Net income (loss) attributable to non-controlling interest	207,621	53,691

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(7,892,091)	(5,555,861)

Less: Preferred stock dividends	1,000,000	225,724

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(8,892,091)	$(5,781,585)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.91)	$(0.61)
Weighted average shares outstanding – basic and diluted	9,442,141	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Construction revenue	$70,230,232	$9,638,753
Service fees – power generation	1,558,751	1,404,595
Other revenue	22,296	40,539
Gross revenues	71,811,279	11,083,887
Costs and expenses:
Construction costs	67,495,302	9,217,411
Operation and maintenance costs - power generation	510,462	610,874
Cost of revenues	68,005,764	9,828,285
Gross profit	3,805,515	1,255,602
Operating expenses:
Salaries and employee benefits	4,781,244	1,677,390
General and administrative	1,826,325	2,878,311
Total operating expenses	6,607,569	4,555,701
Operating income (loss)	(2,802,054)	(3,300,099)

Other income (expense):
Interest income (expense), net	(37,929)	2,418
Interest expense - related party	(165,938)	(21,216)
Foreign currency exchange loss	5,537	(3,262)
Other income, net	15,955	26,932
Total other income (expense)	(182,375)	4,872

Consolidated income (loss) before income tax expense	(2,984,429)	(3,295,227)

Income tax expense	(65,144)	(109,349)

Consolidated net income (loss)	(3,049,573)	(3,404,576)

Less: Net income (loss) attributable to non-controlling interest	(2,302)	84,340

Consolidated net income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	(3,047,271)	(3,488,916)

Less: Preferred stock dividends	1,000,000	113,471

Consolidated net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	$(4,047,271)	$(3,602,387)

EPS attributable to the stockholders of Pernix Group, Inc. and Subsidiaries:
Basic and diluted net earnings (loss) per share	$(0.36)	$(0.38)
Weighted average shares outstanding – basic and diluted	9,480,602	9,403,697

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Consolidated net income (loss)	$(7,684,470)	$(5,502,170)
Other comprehensive income (loss):
Foreign currency translation adjustment	(47,409)	(252,806)

Total comprehensive income (loss)	$(7,731,879)	$(5,754,976)

Net income (loss) attributable to non-controlling interests	$207,621	$53,691
Foreign currency translation attributable to non-controlling interests	(76,068)	(63,993)
Total comprehensive income attributable to non-controlling interest	$131,553	$(10,302)
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(7,863,432)	$(5,744,674)

PERNIX GROUP, INC
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2016	2015

Consolidated net income (loss)	$(3,049,573)	$(3,404,576)
Other comprehensive income (loss):
Foreign currency translation adjustment	(94,163)	(137,207)

Total comprehensive income (loss)	$(3,143,736)	$(3,541,783)

Net income (loss) attributable to non-controlling interests	$(2,302)	$84,340
Foreign currency translation attributable to non-controlling interests	(71,043)	(64,223)
Total comprehensive income attributable to non-controlling interest	$(73,345)	$20,117
Total comprehensive income (loss) attributable to the stockholders of Pernix Group, Inc. and Subsidiaries	$(3,070,391)	$(3,561,901)

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock	Preferred Stock	Additional Paid-In Capital	Non-controlling Interest
Balance at December 31, 2014	$12,190,615	$(5,581,731)	$(455,624)	$94,037	$11,700	$16,137,313	$1,984,920
Net income (loss)	(5,502,170)	(5,555,861)	—	—	—	—	53,691
Foreign currency translation adjustment	(252,806)	—	(188,813)	—	—	—	(63,993)
Issuance of Series C convertible senior preferred stock	28,000,000	—	—	—	28,000	27,972,000	—
Preferred stock dividends	(225,724)	(225,724)	—	—	—	—	—
Stock compensation expense	185,054	—	—	—	—	185,054	—
Net acquisition and distribution of non-controlling interest holders	160,552	—	—	—	—	142,286	18,266
Balance at June 30, 2015	$34,555,521	$(11,363,316)	$(644,437)	$94,037	$39,700	$44,436,653	$1,992,884

Balance at December 31, 2015	$22,619,187	$(24,586,359)	$(583,408)	$94,037	$39,700	$45,147,931	$2,507,286
Net income (loss)	(7,684,470)	(7,892,091)	—	—	—	—	207,621
Foreign currency translation adjustment	(47,409)	—	28,659	—	—	—	(76,068)
Partial sale of non-controlling interest in subsidiary	2,343,803	—	—	—	—	—	2,343,803
Stock compensation expense	165,150	—	—	—	—	165,150	—
Series C Preferred Stock dividend declared	—	—	—	5,000	—	(5,000)	—
Distribution to non-controlling interest holders	(1,086,800)	—	—	—	—	—	(1,086,800)
Balance at June 30, 2016	$16,309,461	$(32,478,450)	$(554,749)	$99,037	$39,700	$45,308,081	$3,895,842

See accompanying notes to condensed consolidated financial statements.

PERNIX GROUP, INC

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(7,684,470)	$(5,502,170)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,311,394	105,416
Quasi-Reorganization adjustments	57,668	100,419
Stock compensation expense	165,150	185,054
Changes in assets and liabilities:
Accounts receivable	(1,805,100)	(4,044,480)
Inventories	(59,050)	(226,771)
Cost and estimated earnings in excess of billings	6,341,328	5,234,820
Prepaid and other current assets	211,085	2,809,312
Accounts payable and accrued expenses	(12,504,663)	(7,634,422)
Billings in excess of cost and estimated earnings	(815,187)	(633,512)
Net cash provided by (used in) operating activities	(13,781,845)	(9,606,334)
Cash flows provided by (used in) investing activities:
Capital expenditures	(551,947)	(240,567)
Acquisitions	(334,827)	(24,407,585)
Restricted cash	(22,642)	97,335
Net cash provided by (used in) investing activities	(909,416)	(24,550,817)
Cash flows provided by (used in) financing activities:
Proceeds from sale of preferred stock	—	28,000,000
Proceeds from long-term debt	9,080,212	3,053,816
Dividends paid	—	(98,630)
Distributions to non-controlling interest holders	(1,086,800)	—
Partial sale of non-controlling interest in subsidiary	2,343,803	—
Payment of debt	(2,315,721)	—
Net cash provided by (used in) financing activities	8,021,494	30,955,186

Effect of exchange rate changes on cash and cash equivalents	(16,809)	169,675
Net decrease in cash and cash equivalents	(6,686,576)	(3,032,290)
Cash and cash equivalents at beginning of year	18,792,712	11,169,169
Cash and cash equivalents at end of period	$12,106,136	$8,136,879
Cash paid during the period for interest	$138,437	$—
Cash paid during the period for interest - related party	$284,729	$—
Cash paid during the period for income taxes	$—	$33,000
Supplemental disclosure of non-cash investing and financing transactions:
Preferred Series C Stock dividends declared in common stock	$1,000,000	$—
Accumulated preferred stock dividends	$227,001	$127,124

See accompanying notes to the condensed consolidated financial statements.

PERNIX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Background

Pernix Group, Inc. (the “Company”, “Pernix Group”, “PGI” or “Pernix”) is a global company managed from Lombard, Illinois and was originally formed in 1995 as Telesource International, Inc.  In 2001, the Company was incorporated in Delaware and became an SEC registrant. As of June 30, 2016 and December 31, 2015, Pernix Group is over 96.0% owned by Ernil Continental, S.A., BVI. (Ernil), Halbarad Group, Ltd., BVI, (Halbarad) and Affiliates. The Company conducts its operations through the parent and its subsidiaries.

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

The Company’s subsidiaries and consolidated joint ventures, which include Pernix Building Group, LLC, Pernix-Serka Joint Venture (PSJV), Pernix-SHBC Joint Venture (SHBC), Pernix LTC (PLTC), Pernix Fiji, Ltd. (PFL), Vanuatu Utilities and Infrastructure (VUI), Pernix Guam LLC (PPG), Pernix Papua New Guinea (PPNG), Pernix-MAP joint venture in Samoa (Pernix-MAP) and Pernix Kaseman Joint Venture, LLC (PKJV) also bid on and /or execute construction projects with support from the Pernix corporate office. Dck ecc Guam Pacific JV LLC is a variable interest entity for which the Company is the primary beneficiary.

Pernix has two power segment subsidiaries that manage the construction and facilities operations and management activities in Fiji and Vanuatu, respectively. VUI is wholly-owned and PFL is majority-owned since November 25, 2014, when PFL sold 249,999 of its common shares to Fijian Holdings Limited (FHL) for a 25% non-controlling interest.

2. Significant Accounting Policies

Principles of Consolidation and Presentation—The consolidated financial statements include the accounts of all majority-owned subsidiaries over which the Company exercises control and joint ventures when determined to be variable interest entities (VIE) in which the Company is the primary beneficiary. During the six months ended June 30, 2016, the financial results of the consolidated VIE relate to our PPG acquisition in June 2015 as discussed in Note 3. All inter-company accounts have been eliminated in consolidation. The consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015 reflect the impact of quasi-reorganization accounting.

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

Construction Revenue—Revenue from construction contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred and estimated total projected costs. Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not have been approved by the customer until the later stages of a contract or subsequent to project completion.  This method of revenue recognition requires that we estimate future costs to complete a project. Estimating future costs requires judgment of the value and timing of material, labor, scheduling, product deliveries, contractual performance standards, liability claims, impact of change orders, contract disputes as well as productivity. Certain change orders may be accounted for based on probability of cost recovery. For these change orders if it is not probable that costs will be recovered through a change in the contract price, the costs attributable to such pending change orders are treated as contract costs without incremental revenue.  For contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amount expected to be recovered or the costs expected to be incurred. Revenues recognized in excess of amounts billed and the associated costs are classified as current assets, since it is anticipated that these earnings and costs will be billed and collected in the next period.  Amounts billed in excess of costs and estimated earnings are recognized as a liability. The Company will record a provision for losses when estimated costs exceed estimated revenues. Contracts are generally completed in approximately 24 months from the date on which the Company is ordered to proceed with substantial work. In situations where the Company is responsible for procurement of construction materials, shipping and handling expenses are included costs of construction revenue and in revenue to the extent the contract is complete.

Power Services Revenue—The Company receives variable monthly payments as compensation for its production of power. The variable payments are recognized based upon power produced and billed to the customer as earned during each accounting period. The Company also receives fixed payments in connection with the long term concession deed for O&M services in Fiji.

Cost of Construction Revenue—Cost of revenue consists of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs, equipment expense (primarily depreciation, maintenance, and repairs), interest associated with construction projects, and insurance costs. The Company records a portion of depreciation and indirect overhead in cost of construction revenue dependent on the nature of charges and the related project agreements. If not chargeable to individual projects, overhead costs are expensed in the period incurred. Revisions in cost and profit estimates during construction are recognized in the accounting period in which the facts that require the revision become known. Losses on contracts are provided for in total when determined, regardless of the degree of project completion.

Contract Claims— Sometimes clients, vendors and subcontractors will present claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. In turn, we may also present claims to our clients, vendors and subcontractors for costs that we believe were not our responsibility or may be beyond our scope of work. The Company records contract revenue related to claims only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In such cases, the Company records revenue only to the extent that contract costs relating to the claim have been incurred. As of June 30, 2016 and December 31, 2015, the Company had no significant receivables or payables related to contract claims.

Cash and Cash Equivalents—The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Restricted cash— The Company’s restricted cash represents required cash balances maintained in conjunction with PFL’s financing agreements related to ongoing construction projects.

Inventory — Inventory primarily represents the value of spare parts which the Company is required to maintain for use in the diesel power generators operated and maintained by the Company in Fiji. Inventories are valued at the lower of cost or market, generally using the first-in, first-out method, and are primarily homogenous in nature.  As of June 30, 2016 and December 31, 2015, the value of the spare parts inventory is $1.6 million and $1.6 million, respectively.

Property and Equipment—Property and equipment are initially recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for major additions and improvements are capitalized while maintenance and repairs are expensed as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period.  Typically, estimated useful lives range from three to ten years for equipment, furniture and fixtures and 39 years for buildings. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining terms of the underlying lease agreement.

Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the assets may be impaired. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For long-lived assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no such impairment for the six months ended June 30, 2016.

Goodwill and Other Intangible Assets—Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Instead, goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year.

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

Construction and power contract intangibles—In connection with the quasi-reorganization asset valuations, $0.3 million of contracts were recognized as intangible assets and are amortized in proportion to the anticipated completion of the contracts. As of June 30, 2016 the remaining weighted average life on contract intangible assets is 7 years.  Amortization expense of the contract intangible assets was less than $0.1 million for the six months ended June 30, 2016 and 2015 and the remaining balance as of June 30, 2016 was $0.1 million.

Income Taxes—Pernix Group, Inc. is a U.S. corporation that files a separate U.S. corporate income tax return, which includes its respective share of earnings from its U.S. subsidiaries. PFL is a Fijian corporation and files a Fijian corporate tax return. PPG is a wholly owned Guam limited liability company which files a separate Guam tax return.

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

Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors considered by the Company in its contract evaluations include, but are not limited to; client type—domestic and foreign, federal, state and local government or commercial client, historical contract performance, historical collection and delinquency trends, client credit worthiness and general economic conditions.  There was no allowance for doubtful accounts as of June 30, 2016.

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

From time to time, the Company holds financial instruments such as marketable securities, receivables related to sales-type leases, and foreign currency contracts. As of June 30, 2016 and 2015, the Company did not hold any such financial instruments.

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

From time to time, the Company is exposed to foreign currency exchange risk on various foreign transactions and the Company attempts to reduce this risk and manage cash flow exposure of certain payables and anticipated transactions by entering into forward exchange contracts. As of June 30, 2016 and December 31, 2015, the foreign currency risk is not material and there were no foreign exchange contracts outstanding. The Company historically has not applied hedge accounting treatment to its forward exchange contracts.

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

3. Acquisitions and Partial Sale to Non-controlling Interest

Papua New Guinea Transactions

On March 31, 2016, PGI and its subsidiary, Pernix Papua New Guinea Ltd. (“PPNG”), consummated two interdependent transactions, the first of which was the sale by PGI of a non-controlling interest in PPNG to FHL for seven million Kina (USD $2,343,803 as of March 31, 2016). The second transaction was the purchase by PPNG of Basic Industries Ltd. (“BIL”), from PHL Holdings Ltd. (“PHL”) for one million Kina (USD $334,827 as of March 31, 2016). FHL, a shareholder of PHL, serves as guarantor, indemnifying PPNG in accordance with the terms of the purchase agreement.

The results of operations for BIL during the three and six months ended June 30, 2016 were insignificant. Transaction costs were nominal and were expensed as incurred. The Company has estimated the fair value of the assets acquired and liabilities assumed for BIL at the date of acquisition based upon information available to the Company at the reporting date. The estimated fair value of the total assets acquired was approximately $1.7 million, consisting primarily of property and equipment ($1.1 million) and prepayments ($0.4 million). The estimated fair value of the total liabilities assumed was $1.3 million, consisting primarily of assumed debt ($1.2 million). The Company is still in the process of finalizing appraisals of tangible and intangible assets in order to complete its purchase price allocation for the acquisition of BIL. The Company expects to complete its purchase price allocation in the third quarter of 2016.

BE&K Building Group Acquisition

On June 30, 2015, the Pernix Building Group, LLC (“PBG”), a wholly owned subsidiary of Pernix, acquired a 100% membership interest in KBR Building Group, LLC from BE&K, Inc., a subsidiary of KBR, Inc., for $22.0 million in cash subject to working capital adjustments, of which $0.9 million was paid on the acquisition date, based on a net working capital target of negative $6.0 million.  During the fourth quarter of 2015, management finalized a $4.0 million working capital adjustment reducing the purchase price to $18.9 million. As discussed in Note 4, the Company returned $0.4 million to the seller in April 2016.  The KBR Building Group, LLC, now known as “BE&K Building Group” (“BEK BG”), is a diversified construction services company serving advanced manufacturing, industrial, life sciences, and commercial/mixed-use clients providing comprehensive pre-construction and at-risk construction management services.

 dck Pacific Guam LLC & dck-ecc Pacific Guam LLC Acquisition

On June 15, 2015, PPG, a wholly owned subsidiary of Pernix, acquired certain assets of dck Pacific Guam LLC (the “LLC”) and a 55% membership interest in dck-ecc Pacific Guam LLC joint venture (the  “JV”), (collectively the “PPG Acquisition”) for a purchase price of $1.8 million, of which $0.3 million is subject to certain terms and conditions.

The JV is a variable interest entity (“VIE”) in which PPG holds a 55% membership interest.  PPG is the primary beneficiary of the JV and as a result, consolidates the JV in its entirety.  PPG controls all activities and has a 96% economic interest in the activities of the P-109 project, which represents the most significant remaining activities of the JV.  PPG has no obligation to absorb the expected losses of, nor the right to receive the expected residual returns deriving from non P-109 activity of the JV. The Remaining non P-109 activity is not significant and will not impact the Company’s consolidated financial statements after the completion of these non P-109 projects.  The consolidated financial statements as of June 30, 2016 include the following assets and liabilities of the JV which relate solely to the non P-109 projects and the Company has no rights or obligations with respect to these items:

Non P-109

Contract receivables	$94,477
Contract payables and accrued expenses	(193,528)
Billings in excess of costs and estimated earnings on uncompleted contracts	(279,442)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and six months ended June 30, 2015, assuming that the 2015 acquisitions had taken place on January 1, 2014.  No pro forma information is necessary for the three and six months ended June 30, 2016 as the results of the acquired businesses are included in the Company’s consolidated statements of operations for those periods.

	Six months ended June 30, 2015	Three months ended June 30, 2015
Revenues:
As reported	$21,694,777	$11,083,887
Pro forma	$154,917,597	$67,900,580

Net loss attributable to common stockholders:
As reported	$(5,781,585)	$(3,602,387)
Pro forma	$(4,776,477)	$(3,770,183)

Basic and diluted loss per share:
As reported	$(0.61)	$(0.38)
Pro forma	$(0.60)	$(0.44)

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

The pro forma results include adjustments for non-recurring transaction costs of $1.7 million for the six months ended June 30, 2015.  Actual acquisition revenue included in the three and six months ended June 30, 2016 statements of operations were $62.1 million and $127.6 million, respectively.  Actual acquisition loss before income taxes included in the three and six months ended June 30, 2016 statements of operations was $(1.1) million and $(3.0) million, respectively.  The revenue and earnings (losses) for the six months ended June 30, 2015 were insignificant as a result of the acquisition dates.

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets subject to amortization consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Customer Contracts / Backlog	$7,972,000	$(3,210,678)	$4,761,322	$7,972,000	$(1,723,497)	$6,248,503
Tradename	1,200,000	(600,000)	600,000	1,200,000	(300,000)	900,000
Total Other Intangible Assets	$9,172,000	$(3,810,678)	5,361,322	$9,172,000	$(2,023,497)	7,148,503
Goodwill			20,023,832			19,141,273
Total Goodwill and Other Intangible Assets			$25,385,154			$26,289,776

Construction Segment
Other Intangible Assets Subject to Amortization:
Balance as of December 31, 2015	$7,148,503
Amortization	(1,787,181)
Balance as of June 30, 2016	5,361,322

Goodwill:
Balance as of December 31, 2015	19,141,273
Adjustments	882,559
Balance as of June 30, 2016	20,023,832
Goodwill and Other Intangibles as of June 30, 2016	$25,385,154

During the quarter ended March 31, 2016, the Company adjusted goodwill to a) correct the December 31, 2015 classification of goodwill, resulting in an increase of approximately $531,000 and b) reflect approximately $351,000 that was erroneously paid to the Company as part of the working capital adjustment for the Pernix Building Group, LLC acquisition in 2015, as an increase to goodwill.

Amortization of intangible assets for the three months ended June 30, 2016 was $0.9 million.  Amortization for the six months ended June 30, 2016 was $1.8 million, of which $1.5 million was recorded in construction costs and $0.3 million was recorded in general and administrative expenses on the consolidated statements of operations. Amortization expense relating to remaining amortizable intangible assets will be $1.8 million in 2016, $2.6 million in 2017, and $1.0 million in 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016 and interim periods within that annual period. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17,  Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The main provisions of this guidance, which is intended to simplify the presentation of deferred income taxes, require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 (“ASU 2014-09”) issued in May 2014. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. With the issuance of ASU 2015-14, the FASB delayed the effective date for implementation of ASU 2014-09. Deferral of the effective date requires the Company to adopt the new standard not later than January 1, 2018. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, and in April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The guidance in update 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. An entity should apply the guidance on a retrospective basis, with applicable disclosures for a change in an accounting principle. ASU 2015-03 and 2015-15 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted and applied on a retrospective basis. Management has adopted ASU 2015-15 in these financial statements and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

6. Contract Backlog

Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress at June 30, 2016 and 2015 and from construction contractual agreements on which work has not yet begun as well as awarded not booked backlog where a contractual agreement has not been signed but there is a high degree of certainty that we expect to recognize revenue in the future. The following summarizes changes in backlog on construction contracts during the six months ended June 30:

	June 30, 2016	June 30, 2015
Beginning balance	$379,432,495	$21,501,972
New construction contracts / amendments to contracts	393,057,839	190,021,442
Less: construction contracts revenue earned	145,328,813	18,967,323
Ending balance	$627,161,521	$192,556,091

The table includes $163.8 million of awarded not booked associated with BEK BG and includes the fees associated with contracts under the cost plus fee contractual arrangement. The table excludes our long term contract and memorandum of understanding for power operating and maintenance services.

The Company has three loss contracts as of June 30, 2016 of $0.4 million, $0.2 million and $0.3 million which are 98%, 78% and 38% complete, respectively. The Company also assumed three loss contracts in connection with the 2015 acquisition of BEK BG. These projects are 99%, 82% and 72% complete as of June 30, 2016 with estimated contract costs in excess of contract revenue of $1.3 million, $1.2 million and $0.6 million, respectively. The Company recorded a provision for losses of approximately $0.1 million based on estimated costs in excess of contract revenue during the six months ended June 30, 2016 associated with these contracts.

7. Cost and Estimated Earnings on Uncompleted Contracts

Billings, costs incurred, and estimated earnings on uncompleted contracts as of June 30, 2016 and December 31, 2015 were as follows:

Cost and Estimated Earnings on Uncompleted Contracts	June 30, 2016	December 31, 2015
Cost incurred on uncompleted contracts	$341,653,094	$207,563,345
Estimated earnings	11,994,478	10,007,049
Total cost and estimated earnings on uncompleted contracts	353,647,572	217,570,394
Plus: Acquired net costs and estimated earnings in excess of billings	—	15,009,186
Less: Billings to date	349,541,025	222,415,720
Net	$4,106,547	$10,163,860

These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$9,690,699	$16,563,199
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,584,152)	(6,399,339)
Net	$4,106,547	$10,163,860

8. Short-term and long-term borrowings

The current and non-current portions of the Company’s outstanding borrowings are as follows:

	June 30, 2016		December 31, 2015
	Current Portion	Non-Current Portion	Current Portion	Non-Current Portion
Term Loans
4.5% 2-year term loan – related party	$—	$8,000,000	$—	$—
4.5% 2-year term loan – related party	—	6,000,000	—	6,000,000
6.8% 2-year term loan – related party	—	1,455,900	—	1,425,300
Variable interest rate 5-year term loan	348,934	1,143,557	341,180	1,319,386
Short-term debt	—	—	204,963	—
Total term loans	$348,934	$16,599,457	$546,143	$8,744,686

Lines of Credit
Variable interest rate $1,500,000 line-of-credit	$1,498,816	$—	$1,498,816	$—
Variable interest rate $750,000 line-of-credit	—	—	500,000	—
Variable interest rate $975,000 line-of-credit	830,211	—	—	—
Total lines of credit	2,329,027	—	1,998,816	—
Total borrowings	$2,677,961	$16,599,457	$2,544,959	$8,744,686

Maturities—The Company’s debt as of June 30, 2016 matures as follows:

2016	$2,516,565
2017	7,814,052
2018	8,373,974
2019	391,155
2020	181,672
Total debt	$19,277,418

Total interest expense incurred by the Company for the six months ended June 30, 2016 was $0.4 million, and the interest expense incurred during the six months ended June 30, 2015 was less than $0.1 million. The Company’s weighted-average interest rate on short-term borrowings outstanding as of June 30, 2016 was 4.38%.

Letters of Credit

As of June 30, 2016, the Company had FJD 8.3 million ($4.0 million USD) and WST 2.7 million ($1.0 million USD) in outstanding letters of credit and guarantees with financial institutions, which expire at various dates during the remainder of 2016.

Pernix Group, Inc.

In May 2016, the Company entered into a two-year term loan agreement with Bent Marketing Ltd., an affiliate of a major shareholder, for $8.0 million. Interest accrues at 4.5% and is paid quarterly. The term loan matures on May 23, 2018 at which time the principal and all unpaid interest is due. There is no prepayment penalty for this borrowing.

In July 2015, the Company entered into a two-year term loan agreement with Bent Marketing Ltd. for $6.0 million. Interest accrues at 4.5% and is paid quarterly. The term loan matures on August 15, 2017 at which time the principal and all unpaid interest is due.

Pernix Guam

On November 24, 2015, Pernix Guam, LLC entered into a line of credit agreement with Australia New Zealand Banking Group Limited (ANZ) for $0.75 million. The interest is based on the Asian Prime rate plus 0.50% (4.00% as of June 30, 2016). Principal and interest are paid monthly. Loan origination fees equal 1.00% of each loan amount and there are no prepayment penalties. The line of credit is subject to the same covenants as outlined in Pernix Guam LLC term loan with ANZ bank as noted below except that the “gearing ratio” that limits net total liabilities to shareholder funds has been adjusted to 2.00:1.  No amount is outstanding on this line of credit as of June 30, 2016.

On July 21, 2015, PFL entered into a two-year working capital loan from Fiji Holdings Limited on behalf of Pernix Guam for FJD 3.0 million ($1.5 million USD as of June 30, 2016). Interest is paid monthly at an annual rate of 6.8% with the principal and any unpaid interest due at maturity. There is an interest prepayment penalty equivalent to two months interest.

On June 18, 2015, Pernix Guam, LLC entered into a five year term loan agreement with ANZ in the amount of $1.83 million.  The agreement also provides a revolving line of credit of $1.5 million.  The term loan interest is based on the Asian Prime rate plus 1.00% (4.50% as of June 30, 2016).  The line of credit matures one year from the date of the note.  The interest rate applicable to the line of credit facility is the Asian Prime rate plus 0.5% (4.00% as of June 30, 2016). Principal and interest are paid monthly for both facilities.

As of June 30, 2016, $1.5 million and $1.5 million was outstanding on the term loan and line of credit, respectively.   The term loan and line of credit are subject to annual covenants to be maintained for the term of the loan, which includes maintaining backlog of at least $20.0 million, a “gearing ratio” that limits net total liabilities to shareholder funds to 2.50:1 and a “debt service coverage ratio” of 1.25:1 EBITDA to debt and interest.  Pernix Guam, LLC has received a waiver from its annual compliance with all covenants as the annual compliance will be effective with the year ended December 31, 2016.

Pernix Fiji Limited (“PFL”) Debt Agreements

PFL had an existing letter of credit of FJD 6.0 million ($2.9 million USD) for the establishment of a performance security and indemnity guarantee to facilitate supply of transformers and switchgear for the new Kinoya 33KV Substation project. PFL increased its letter of credit by FJD 4.5 million ($2.2 million USD)  for the establishment of a performance security and indemnity guarantee on behalf of Pernix Group for the Samoa Hydro Rehab Project established with Electric Power Corporation (“EPC”). However, the advance payment guarantee of FJD 2.3 million (USD $1.1 million) issued on behalf of Pernix-MAP to EPC was cancelled. The letter of credit was not renewed and the facility was reduced to FJD 2.3 million ($1.1 million USD) representing a performance security equivalent to 10% of the contract value. As of June 30, 2016, the total indemnity guarantee facility was FJD 8.3 million ($4.0 million USD) and WST 2.7 million ($1.0 million USD). The Company also increased its temporary overdraft facility with ANZ to FJD 2.0 million ($0.97 million USD). As of June 30, 2016, $0.8 million is outstanding on the temporary overdraft facility with ANZ.

The agreement is secured by all real and personal property of PFL up to FJD 1.0 million ($0.5 million USD as of June 30, 2016), a corporate guarantee of FJD 4.0 million ($1.9 million USD as of June 30, 2016) issued by PGI to ANZ, an Unconditional, Irrevocable and On Demand standby letter of credit given by the FEA to ANZ, and a restricted cash term deposit of FJD 2.0 million ($0.97 million USD as of June 30, 2016).

The interest rate applicable to the line of credit is the Bank's published Index Rate minus a margin of 4.95% (Interest rate of 5% per annum as of June 30, 2016). An establishment fee of 0.9% of the guarantee amount was charged followed by a semi-annual fee of 0.9%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The fee charged by ANZ was 0.5% of the letter of credit value. The balance of the credit facility was allocated to the finance operating lease facility and credit card facility.

In connection with the letter of credit facility, PFL is subject to a “gearing ratio” covenant that limits net total liabilities less non-current subordinated debt to 2.1 times effective equity, as well as other customary covenants. As of June 30, 2016, the PFL gearing ratio is 2.06 and PFL is in compliance with all covenants.

Pernix MAP Limited

On January 18, 2016, the Company established an unconditional, irrevocable letter of credit with ANZ Bank to meet the security requirements of the EPC Hydro Rehab contract, as noted above.  Pernix-MAP has a letter of credit of WST 2.7 million ($1.0 million USD) as an advance payment guarantee for the Samoa Hydro Rehab project with the EPC. An establishment fee of 0.5% of the guarantee amount was charged followed by a semi-annual fee of 1.0%. For each bank guarantee, the fee is payable on the date of the drawdown and afterwards semi-annually. The agreement is secured by all real and personal property of Pernix-MAP Limited.

Pernix Group, Inc. and Pernix RE, LLC

On November 14, 2014, PGI and Pernix RE, LLC entered into a loan and security agreement with Barrington Bank & Trust Company, National Association to establish a revolving credit facility and a letter of credit facility, each expiring on November 10, 2016, with an option to extend the term of the agreement. The revolving credit facility provides a borrowing capacity of $5.0 million. Loans under the revolving credit facility will bear interest at the LIBOR rate determined on periodic reset dates, plus an applicable margin ranging from 1.6% to 2.75% based on the Company’s liquidity, as defined. The letter of credit provides up to $10.0 million in aggregate of standby or trade letters of credit which accrue interest at the Prime rate (3.50% at June 30, 2016) plus 4% for standby letters of credit and Prime rate plus 0.75% for trade letters of credit. Interest for each facility is payable on the periodic reset dates and borrowings are payable by the maturity of the agreement. Borrowings under each facility are secured by all real and personal property of PGI and Pernix RE, LLC.

The agreement requires the Company to pay a facility fee of 1.6% per annum of the then outstanding undrawn letter of credit and imposes various restrictions on the Company, such as, among others, the requirement to maintain minimum net income of $1.00 and minimum liquidity equal to the amount outstanding on the credit facility, as defined. No amounts were outstanding under the revolving credit or letter of credit facility as of June 30, 2016 or 2015. The Company’s primary use of the credit facility is to fund potential working capital needs.

Fair Value of Debt

In accordance with ASC 820 – Fair Value Measurements, the carrying amounts of the Company’s short-term borrowings approximate fair value because of their short maturities.

The fair values of the Company’s long-term borrowings, the exit price of which cannot be determined using quoted market prices, is established using market and income valuation techniques and are considered Level 2 inputs. The aggregate carrying value of the Company’s borrowings is $19.3 million and the estimated aggregate fair value using the income approach is $20.9 million.

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

Series C Preferred

In June, 2015 the Company sold 1,540,000 and 1,260,000 shares of Series C Preferred Stock (par value $0.01) to Ernil and Halbarad, respectively for $10.00 per share, resulting in proceeds received by the Company of $28.0 million. There were two separate investment transactions for both Ernil and Halbarad.  Ernil purchased 550,000 and 990,000 shares and Halbarad purchased 450,000 and 810,000 shares of Series C Preferred Stock on June 10, 2015 and June 26, 2015, respectively.  The Company used the proceeds to fund the acquisition of the BEK BG and related operating activities. From and after July 1, 2015, holders of Series C Preferred Stock are entitled to receive, when, and if declared by the Board of Directors, cumulative dividends at the annual rate of 8%.  Cumulative dividends due for the period from July 1, 2015 through July 1, 2016 will be paid to the holder of Series C Preferred Stock in the form of 500,000 shares of the Company’s common stock.  Thereafter, such dividends will be payable in cash, bi-annually on January 1 and July 1 in arrears.  Series C Preferred Stock have no voting rights and rank senior to common stock and are on parity with Series A and Series B preferred stock.  As of June 30, 2016, 2,800,000 shares of the Series C Preferred Stock were issued and outstanding. The Series C Preferred Stock is convertible into 2,800,000 shares of Pernix Group common stock at the Company’s option and have a liquidation preference of $10.00 per share. In June 2016, the Company’s Board of Directors declared the issuance of 500,000 shares of the Company’s common stock as a stock dividend to the holders of Series C Preferred Stock in accordance with the terms of the Amended Certificate of Designation for Series C Preferred Stock. The common shares were issued on August 1, 2016.

Series A Preferred

On December 30, 2013 the Company sold 550,000 and 450,000 shares of Series A Preferred Stock to Ernil and Halbarad, respectively for $5.00 per share, resulting in proceeds received by the Company of $5.0 million.  Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative cash dividends at the annual rate of 8%, payable quarterly, have no voting rights and rank senior to common stock.  As of June 30, 2016, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock is convertible into 1,428,572 shares of Pernix common stock computed by multiplying the number of shares to be converted by the purchase price of $5.00 per share and dividing the result by the conversion price of $3.50, which was in excess of the fair value of the Company’s common stock. The dividends accumulated but not paid as of June 30, 2016 and 2015 were $199,452 and $99,726, respectively.

Series B Preferred

As of June 30, 2016 and December 31, 2015, 170,000 shares of the Series B Preferred Stock were issued and outstanding and are convertible into 11,334 shares of common stock. Holders of Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative dividends at an annual rate of $0.325 per share, have no voting rights, and rank senior to common stock and are on parity with Series A and C Preferred Stock with respect to dividends and upon liquidation. As of June 30, 2016 and December 31, 2015, Series B Preferred Stock dividends of $324,186 and $296,637 were accumulated, respectively. No dividends were declared or paid during the six months ended June 30, 2016 and 2015, respectively.

Common Stock —As of June 30, 2016 and December 31, 2015, 9,903,697 shares and 9,403,697 shares of the Company’s common stock were issued and outstanding, respectively and over 96.0% of those shares were owned by Ernil, Halbarad and affiliated companies.

10. Computation of Net Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the six months ending June 30, 2016 and 2015 is provided as follows:

	June 30, 2016	June 30, 2015
Numerator — Net income (loss) attributable to stockholders	$(7,892,091)	$(5,555,861)
Less: Preferred stock dividends, including amounts paid and accumulated	727,002	225,724
Net loss attributable to common stockholders of Pernix	(8,619,093)	(5,781,585)

Denominator:
Weighted average common shares outstanding	9,442,141	9,403,697

Basic and dilutive net earnings (loss) per share	$(0.91)	$(0.61)

A reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ending June 30, 2016 and 2015 is provided as follows:

	June 30, 2016	June 30, 2015
Numerator — Net income (loss) attributable to stockholders	$(3,047,271)	$(3,488,916)
Less: Preferred stock dividends, including amounts paid and accumulated	363,501	113,471
Net loss attributable to common stockholders of Pernix	(3,410,772)	(3,602,387)

Denominator:
Weighted average common shares outstanding	9,480,602	9,403,697

Basic and dilutive net earnings (loss) per share	$(0.36)	$(0.38)

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing earnings by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using earnings from continuing operations.  The impact of the potential issuances of common stock related to the Company’s convertible preferred stock and outstanding stock options has been excluded from earnings per share for the three and six months ended June 30, 2016 and 2015, since inclusion would be anti-dilutive. For the three and six months ended June 30, 2016, the number of anti-dilutive potential common shares excluded from the computation of diluted earnings per share was 4,835,734 and 5,039,903, respectively.

11. Stock-based compensation plans

2014 Equity Incentive Plan (EIP) - In late 2013, the Company’s shareholders and board of directors adopted the 2014 Equity Incentive Plan that provides for the issuance of a variety of equity awards to employees, non-employee directors and consultants. Under the terms of this plan, 1.8 million shares are reserved for issuance under the EIP.

Stock Options

The options expire 10 years from the grant date or upon plan expiration in late 2023, whichever is earlier. On February 18, 2016, 197,500 options were granted to employees, all of which cliff vest in 3 years except for 20,000 options that cliff vest in two years.  The estimated fair value of the 197,500 stock options awarded on February 18, 2016 is $0.1 million.  As of June 30, 2016, a total of 1,456,500 options remain outstanding.

Restricted Stock Units

On February 18, 2016, the Company granted 149,500 restricted stock units to select officers and employees which cliff vest in 5 years from date of issuance. The estimated fair value of the restricted stock awarded is $0.3 million.

2013 Long Term Incentive Plan (LTIP) - The LTIP is a non-employee Director and Consultant compensation plan. Awards may include stock options, stock awards, restricted stock, restricted stock units, and other stock or cash awards. The options expire 10 years from the grant date or upon plan expiration in late 2022, whichever is earlier. No additional shares are anticipated to be awarded under the LTIP.  As of June 30, 2016, a total of 78,500 options were outstanding and vested under this plan.

2012 Employee Incentive Stock Option Plan (ISOP) - The 2012 Incentive Stock Option Plan provides for the issuance of qualified stock options to employees. The options expire 10 years from the grant date or upon plan expiration in late 2021, whichever is earlier. As of June 30, 2016, a total of 226,000 options were outstanding under this plan. No additional shares are anticipated to be awarded under the ISOP.

Option awards to employees and directors under the Company’s stock compensation plans are classified as equity instruments and are valued at the grant date using the Black Scholes fair value model. The options vest ratably on the anniversary of the grant date over a three to five year period, except for the February 18, 2016 option grant which cliff vest in two to three years. Pernix recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  There were no options exercised during the six months ended June 30, 2016 or 2015. The Company will issue new shares of common stock upon exercise of the options.

The following summarizes stock option activity for the six months ended June 30:

	2016		2015
EIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	1,322,000	$1.55	1,395,000	$1.55
Granted	197,500	0.54	—	—
Exercised	—	—	—	—
Forfeited / expired	63,000	2.07	48,000	2.07
Options outstanding, at June 30	1,456,500	1.56	1,347,000	1.53
Options exercisable, at June 30	521,800	$1.63	165,943	$2.07

	2016		2015
LTIP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	78,500	$2.09	78,500	$2.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / expired	—	—	—	—
Options outstanding, at June 30	78,500	2.09	78,500	2.09
Options exercisable, at June 30	78,500	$2.09	62,513	$2.09

	2016		2015
ISOP	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, at beginning of year	226,000	$2.09	283,500	$2.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / expired	—	—	57,500	2.09
Options outstanding, at June 30	226,000	2.09	226,000	2.09
Options exercisable, at June 30	192,745	$2.09	161,570	$2.09

The following table summarizes information about stock options outstanding at June 30, 2016:

Plan	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Grant Date Intrinsic Value
EIP	1,456,500	9.6	$1.88	$4,567,420

LTIP	78,500	6.6	$2.09	$32,185

ISOP	226,000	6.3	$2.09	$68,060

The weighted average grant date fair value per option outstanding at June 30, 2016 and 2015 was $0.72 and $0.84, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2016 grants:

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

Total share-based compensation expense for the three months ended June 30, 2016 and 2015 was less than $0.1 million for both periods. Total share-based compensation expense for the six months ended June 30, 2016 and 2015 was $0.2 million for both periods.  As of June 30, 2016 and 2015, there was $0.5 million and $0.6 million, respectively of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a remaining weighted average period of 1.4 years, which is equivalent to the average vesting period.

The Company received no cash during the periods ending June 30, 2016 and 2015, respectively, related to stock awards as only 793,045 options were vested as of June 30, 2016 and no options were exercised during the periods. The unvested options at June 30, 2016 have an intrinsic value of $0.3 million and the vested options have an intrinsic value of $0.3 million based on the trading price of the Company’s common stock on that date on the Over the Counter Quotation Board. However, the stock is not actively traded and the trading price of the stock is volatile. The Company did not realize any tax deductions for the qualified ISOP plan options as the related expense is not tax deductible. 63,000 options and 105,500 options were forfeited or cancelled during the first six months of 2016 and 2015, respectively.

The Company has a 401K matching plan through which it contributes up to 9% of an employee’s salary at a matching rate of 50% of employee contributions, subject to an annual limitation per employee which varies by Company entity. The Company incurred approximately $0.5 million and less than $0.1 million of expense associated with the 401K match during the six months ended June 30, 2016 and 2015, respectively. The increase in 401K matching contributions is primarily attributable to the acquisitions of BEK BG and PPG.

12. Commitments and Contingencies

Pernix’s power generation activities involve significant risks of environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. Though management believes its safety programs and record is excellent and its insurance programs are adequate, if a liability claim is made against it, or if there is an extended outage or equipment failure or damage at one of the Company’s power plants for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend against these claims successfully or obtain indemnification or warranty recoveries, the Company may be required to pay substantial amounts, which could have a materially adverse effect on its financial condition. In Fiji, the Company is liable for a deductible of FJD 1.3 million (or approx. $0.6 million USD as of June 30, 2016) if found to be negligent or FJD 0.8 million (or approx. $0.4 million USD as of June 30, 2016) if not found to be negligent in accordance with its agreement with the Fiji Electricity Authority. In Vanuatu, during the Memorandum of Understanding (MOU) period, the insurance deductible is 10 million Vatu (or approx. $0.09 million USD) as of June 30, 2016.

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

13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and restricted cash term deposits, trade receivables and financial guarantees.

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

From time to time, the Company is required to utilize standby letters of credit or similar financial guarantees in the normal course of its business, and this is a typical practice for the industry segments in which the Company operates. The amount, duration, and structure of such standby letters of credit or similar financial instruments varies depending on the nature and scope of the project involved. As of June 30, 2016 the Company had a FJD 4.0 million ($1.9 million USD) financial guarantee of PFL’s line of credit with ANZ. No amounts are outstanding under the ANZ line of credit and the Company does not anticipate any payment under this guarantee as of June 30, 2016.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions located primarily in the U.S., Niger, Azerbaijan, Sierra Leone, Fiji and Vanuatu as of June 30, 2016. The Company maintains its cash accounts at numerous financial institutions. Certain accounts covered by the Federal Deposit Insurance Corporation (FDIC) are insured up to $250,000 per institution. As of June 30, 2016 and December 31, 2015, the amount of domestic bank deposits that exceeded or are not covered by FDIC insurance was $8.3 million and $4.5 million, respectively. Certain financial institutions are located in foreign countries which do not have FDIC insurance and as of June 30, 2016 and December 31, 2015, the amount of bank deposits in these financial institutions was $3.3 million and $1.6 million, respectively. These foreign bank deposits include our restricted cash.

14. Related Party Transactions — Not Described Elsewhere

The Company’s shareholders include SHBC, which holds less than 6% of Pernix’s stock at June 30, 2016. SHBC is a civil, electrical and mechanical engineering firm and construction contractor with over 4,000 employees and over fifty (50) years’ experience.

SHBC was established in part to construct the new U.S. Embassy in Fiji which was completed in 2011. The joint venture limited partnership agreement between SHBC and Pernix also provides for Pernix to make a payment to SHBC of 6.5% per annum of the unreturned capital. No such payments have been made to date though the Company has accrued other expenses of less than $0.1 million during the six months ending June 30, 2016 and 2015 for this discretionary item.

Computhink is a related party as it is owned by a company related to SHBC. Pernix is the lessor to a lease with Computhink for office space in the Company’s corporate headquarters. The lease term ended June 30, 2016 and Computhink continues to rent on a month to month basis. The Company’s charges to Computhink were less than $0.1 million for each of the six months ended June 30, 2016 and 2015.

Total amounts due (to) from related parties are summarized as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Note payable and accrued interest to Bent Marketing Ltd	$(14,114,627)	$(6,000,000)
Note payable to FHL	(1,455,900)	(1,425,300)
Accounts receivable from Computhink	2,047	2,384
Accounts payable to SHBC	(4,998)	—
Totals	$(15,573,478)	$(7,422,916)

15. Business Segment Information

Pernix Group has organized its segment information around its products and services. Pernix Group has three segments: General Construction, Power Generation Services and Corporate. There were no material amounts of transfers between segments. Any inter-segment revenues have been eliminated.

The following table sets forth certain segment information for the periods indicated:

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2016

	General Construction	Power Generation Services	Corporate	Total
Revenue	$145,328,813	$2,893,748	$35,042	$148,257,603
Interest income (expense), net	(138,502)	64,212	—	(74,290)
Interest expense- related party	(102,048)	—	(182,681)	(284,729)
Depreciation and amortization	2,217,657	49,318	44,419	2,311,394
Income tax benefit (expense)	(65,137)	(15,433)	—	(80,570)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(5,227,249)	1,145,359	(4,810,201)	(8,892,091)
Total capital expenditures	359,967	176,786	15,194	551,947
Total assets	$94,428,953	$7,237,410	$6,271,319	$107,937,682

Schedule of Segment Reporting, Information by Segment
Six Months Ended June 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$18,967,323	$2,668,682	$58,772	$21,694,777
Interest income (expense), net	71	2,278	—	2,349
Interest expense- related party	(42,916)	—	—	(42,916)
Depreciation and amortization	13,690	42,568	49,158	105,416
Income tax expense	(14,080)	(113,037)	—	(127,117)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(3,586,290)	602,000	(2,797,295)	(5,781,585)
Total capital expenditures	112,904	108,140	19,523	240,567
Total assets	$110,676,561	$7,855,261	$7,255,991	$125,787,813

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2016

	General Construction	Power Generation Services	Corporate	Total
Revenue	$70,230,232	$1,558,751	$22,296	$71,811,279
Interest income (expense), net	(71,235)	33,306	—	(37,929)
Interest expense- related party	(51,312)	—	(114,626)	(165,938)
Depreciation and amortization	1,136,370	8,142	27,852	1,172,364
Income tax benefit (expense)	(15,540)	(49,604)	—	(65,144)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(2,247,312)	712,549	(2,512,508)	(4,047,271)
Total capital expenditures	40,470	9,919	15,194	65,583
Total assets	$94,428,953	$7,237,410	$6,271,319	$107,937,682

Schedule of Segment Reporting, Information by Segment
Three Months Ended June 30, 2015

	General Construction	Power Generation Services	Corporate	Total
Revenue	$9,638,753	$1,404,595	$40,539	$11,083,887
Interest income (expense), net	71	2,347	—	2,418
Interest expense- related party	(21,216)	—	—	(21,216)
Depreciation and amortization	11,224	33,444	10,484	55,152
Income tax expense	(33,016)	(76,333)	—	(109,349)
Net income (loss) attributable to the common stockholders of Pernix Group Inc. and Subsidiaries	(2,381,401)	295,781	(1,516,767)	(3,602,387)
Total capital expenditures	112,904	46,556	—	159,460
Total assets	$110,676,561	$7,855,261	$7,255,991	$125,787,813

Geographical Information

The basis used to attribute revenues to individual countries is based upon the country associated with the contract. (e.g., contract is with a U.S. entity then the revenues are attributed to the U.S.)  The basis used to attribute fixed assets to individual countries is based upon the physical location of the fixed asset.

	Total Revenue		Property and Equipment - Net
Location – Revenue and net fixed assets	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	June 30, 2016	December 31, 2015
United States (1)	$122,134,131	$13,053,531	$2,537,246	$2,412,564
Fiji	2,577,661	8,029,593	360,451	353,620
Guam	13,830,451	—	1,209,676	1,288,418
Vanuatu	672,657	611,653	3,645	7,239
Mozambique	4,313,741	—	—	—
Other	4,728,962	—	1,016,901	7,771
Total revenue and net fixed assets	$148,257,603	$21,694,777	$5,127,919	$4,069,612

	Total Revenue
Location – Revenue	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
United States (1)	$53,225,204	$6,334,950
Fiji	1,476,403	4,462,818
Guam	10,726,081	—
Vanuatu	343,028	286,119
Mozambique	4,313,741	—
Other	1,726,822	—
Total revenue	$71,811,279	$11,083,887

(1)

Revenue associated with Department Of State (“DOS”) projects, which are commonly performed outside of the U.S. are included in the U.S. total.

Major Customer

During the six months ended June 30, 2016, revenue of $37.7 million or 25.4% of consolidated revenue was generated through one customer. During the three months ended June 30, 2016, revenue from this customer was $6.9 million or 22.3% of total revenue. This customer also has $9.4 million or 18.9% of consolidated accounts receivable outstanding as of June 30, 2016. All amounts are deemed collectable.

During the six months ended June 30, 2015, the Company generated revenue of approximately 87% of consolidated revenue through three major customers.   The Bureau of Overseas Building Operations (OBO) is a major customer primarily through the award of five projects since 2011 that generated revenue of $4.0 million or 19% of consolidated revenue for the six months ended June 30, 2015.  The FEA is a major customer through two construction projects and O&M agreements.  During the six months ended June 30, 2015, $8.0 million or 38% of consolidated revenue was generated from this customer.  Revenues generated from a third customer were $6.3 million or 30% of consolidated revenue for the six months ended June 30, 2015.

16. Income taxes

The income tax expense for the first six months ended June 30, 2016 of approximately $80,600 is comprised of a foreign deferred tax expense of approximately $75,100 and a current state tax benefit of approximately $5,500 for PGI. There were no interest or penalties for the first half of 2016. The $127,000 income tax expense for the first six months ended June 30, 2015 reflects a current state income tax expense of $14,000 and a current foreign tax expense of approximately $113,000 for PFL.

As of June 30, 2016, the Company has total net operating and capital loss carryforwards from U.S. operations of approximately $85.5 million. The Company’s deferred tax assets at June 30, 2016 consist primarily of the deferred tax assets related to those loss carryforwards. The Company evaluates the need to maintain a valuation allowance for deferred tax assets based on the assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As of June 30, 2016 and December 31, 2015, the Company maintained a full valuation allowance on $31.7 million and $28.9 million of net deferred tax assets, respectively.

17. Subsequent Events

Pernix Guam Line of Credit

On July 11, 2016, Pernix Guam, LLC executed an agreement with ANZ extending the maturity date of the $1.5 million USD revolving line of credit facility to October 31, 2016.

Pernix Group, Inc. Insurance Financing Agreement

In July 2016, Pernix Group, Inc. entered into a short term financing agreement with IPFS Corporation. The $0.8 million principal balance, which is at an annual percentage rate of 5.49%, matures March 30, 2017.

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

In this report, we use the terms “Pernix Group”, “PGI”, “the Company”, ‘we”, “us”, and “our” to refer to Pernix Group, Inc. and its condensed consolidated subsidiaries. Unless otherwise noted, references to years are for calendar years. We refer to the three months ended June 30, 2016 and 2015 as the “second quarter of 2016” and the “second quarter of 2015”, respectively.

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

Pernix has full-scale construction and management capabilities, with some of our subsidiaries located in the United States, Guam, Fiji, Vanuatu, Papua New Guinea, South Korea, Africa, and Germany. We provide our services in a broad range of end markets, including construction, construction management, and power operations and maintenance (“O&M”) services.

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

We believe the unique collection of resources, experience, operational and financial attributes that Pernix possesses properly positions the Company for future growth, diversification and financial success. The acquisitions of BE&K Building Group (“BE&K BG”) and certain assets of dck Pacific Guam, LLC and dck-ecc Pacific Guam, LLC Joint Venture Interest (collectively, “PPG”), along with our recent transactions with FHL, wherein PGI sold a non-controlling interest in Pernix Papua New Guinea (“PPNG”) for $2.4 million and PPNG acquired Basic Industries Limited (“BIL”) from FHL for $0.3 million, has significantly increased diversification of end markets, services and geographic footprint, increased critical mass, and expanded the subcontractor/vendor base as well as the project partner network globally.

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

Executive Summary

The Company is very excited about its transformation and diversification in conjunction with our recent acquisitions. These acquisitions have diversified our customer base, strengthened our DOS and commercial businesses including our work in the Pacific Rim region, and continue to position us for growth.

We have successfully completed projects for The Boeing Company, Gulfstream Aerospace, FUJIFILM Diosynth Biotechnologies USA, SYNNEX Corporation and Ferguson Enterprises during the six months ended June 30, 2016. BE&K BG was awarded two projects in the second quarter of 2016 by the Texas A&M University System, one of the largest higher education systems in the nation to construct a $29.2 million, Multi-Purpose Academic Facility in McAllen, Texas; and a $41.2 million, Nursing and Health Sciences Building to be constructed in Commerce, Texas.

We are actively pursuing additional DOS projects, as well as large commercial and advanced manufacturing opportunities in North America along with other large projects in Guam with potential award expectations in the second half of 2016.

Management continues to focus on bidding and winning new contracts on a stand-alone basis as well as with our strategic partners, pursuing both existing as well as new customers. In addition, management continues to integrate its acquisitions to capture synergies amongst its operations.  The Company maintains the benefit of having $85.5 million of net operating and capital loss carryforwards that may be used to offset future U.S. federal and state taxable earnings. These benefits are potentially advantageous to our existing business and could be enhanced by our plan to grow through acquisitions that are accretive to earnings.

During the three months ended June 30, 2016 and 2015, the Company generated revenues of $71.8 million and $11.1 million, respectively. Construction revenue increased $60.6 million primarily attributable to our recent acquisitions, while power services revenue increased $0.2 million. New awards and related change orders with contract value in excess of $280.2 million were granted to the Company during the six months ended June 30, 2016 and our backlog is $627.2 million as of June 30, 2016.

“We continue to track to our plans,” said Nidal Zayed, Pernix’s CEO & President, “in the last quarter we’ve mobilized teams to our major projects in Mozambique and Germany, we have significantly increased our backlog in the U.S. market and abroad, and our corporate structure and risk mitigation strategy allows us to continue to aggressively bid new work while not over extending. We’ve streamlined and improved processes and our teams are becoming more aligned each day for maximum efficiency. We continue to grow strategic partnerships, and enhance our supply chain relationships for maximum results and project execution.”

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

Total revenues increased $126.6 million to $148.3 million for the six months ended June 30, 2016 compared to 2015. This increase is comprised of $125.8 million of revenue associated with the Pernix Guam and BEK BG acquisitions, an increase in organic construction revenue of $0.6 million and an increase of $0.2 million in power services and other revenue.

Construction – Including recent acquisitions, construction revenues for the six months ended June 30, 2016 were $145.3 million compared to $19.0 million in the prior period. Excluding our recent acquisitions, construction revenues for the six months ended June 30, 2016 compared to the prior period increased $0.6 million primarily driven by the timing of newly awarded contracts in 2016 partially offset by the completion of previously awarded projects. The top five BEK BG projects accounted for approximately 48% of the revenue generated during the first half of 2016 which were in the life sciences, higher education and aerospace industries located in the south, mid-Atlantic and south east region of the United States.

Service Fees — Power plant service revenues were approximately $2.9 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively, a $0.2 million increase over the prior period. The increase is due to an increase in fixed fees associated with the new O&M award in Kinoya post completion of the power plant construction in 2015, partially offset by a reduction in production.

Costs and Expenses

Construction Costs - Total construction costs increased $121.9 million to $140.4 million as compared to the prior period. Increased costs associated with the BEK BG and PPG acquisitions were $121.0 million while organic construction costs increased by $0.9 million primarily due to amortization costs in the current period partially offset by higher loss contract provision in the prior period. Construction costs in 2016 include amortization expense of $1.5 million related to customer contracts / backlog in connection with our June 2015 acquisitions.

Operations and Maintenance Costs — Power plant costs were relatively flat at $1.1 million for the six months ended June 30, 2016 compared to $1.1 million for the prior period, reflecting higher labor and insurance expense offset by a reduction in maintenance expense incurred during the six months ended June 30, 2016.

Gross Profit

Gross profit increased $4.7 million to $6.8 million, for the six months ended June 30, 2016 from $2.1 million in the prior period. Gross profit associated with our recent acquisitions was $4.7 million while organic gross profit was flat.

Operating Expenses

Salaries and Employee Benefits increased $5.6 million to $9.0 million for the six months ended June 30, 2016 compared to the prior period reflecting $5.7 million of increased costs associated with the BEK BG and PPG acquisitions.

General and Administrative expenses increased $1.0 million to $5.0 million for the six months ended June 30, 2016 compared to the prior period.  This increase includes lower organic costs of $0.8 million related to non-recurring transaction costs in the prior period offset by higher professional fees in the current period, and $1.8 million of general and administrative costs associated with the BEK BG and PPG acquisitions.

Other Income (Expense)

Other income (expense) increased from less than ($0.1) million to ($0.4) million for the six months ended June 30, 2016 compared to 2015 primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax loss increased ($2.2) million to a pretax loss of ($7.6) million for the six months ended June 30, 2016 compared to pretax loss of ($5.4) million for the prior period, primarily due to pre-tax loss of ($3.0) million related to our recent acquisitions and an increase in general and administrative expenses .

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net loss was ($8.9) million and ($5.8) million for the six months ended June 30, 2016 and 2015, respectively, an increase in net loss of ($3.1) million for the reasons noted above as well as an increase in preferred stock dividends and non-controlling interest net income.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

Total revenues increased $60.7 million to $71.8 million for the three months ended June 30, 2016 compared to 2015. This increase is comprised of $60.2 million of revenue associated with the Pernix Guam and BEK BG acquisitions, an increase in organic construction revenue of $0.3 million and an increase of $0.2 million in power services and other revenue.

Construction – Including recent acquisitions, construction revenues for the three months ended June 30, 2016 were $70.2 million compared to $9.6 million in the prior period. Excluding our recent acquisitions, construction revenues for the three months ended June 30, 2016 compared to the prior period increased $0.3 million primarily driven by the timing of newly awarded contracts in 2016 partially offset by the completion of previously awarded projects. The top five BEK BG projects accounted for approximately 50% of the revenue generated during the second quarter which were in the life sciences, higher education and aerospace industries located in the south, mid-Atlantic and south east region of the United States.

Service Fees — Power plant service revenues were approximately $1.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, a $0.2 million increase over the prior period. The increase is due to an increase in fixed fees associated with the new O&M award in Kinoya post completion of the power plant construction in 2015.

Costs and Expenses

Construction Costs - Total construction costs increased $58.3 million to $67.5 million as compared to the prior period. Increased costs associated with the BEK BG and PPG acquisitions were $57.4 million while organic construction costs increased $0.8 million. Construction costs in 2016 include amortization expense of $0.7 million related to customer contracts / backlog in connection with our June 2015 acquisitions.

Operations and Maintenance Costs — Power plant costs decreased $0.1 million to $0.5 million for the three months ended June 30, 2016 compared to $0.6 million for the prior period, reflecting lower labor and maintenance expense incurred during the three months ended June 30, 2016 in Kinoya.

Gross Profit

Gross profit increased $2.5 million to $3.8 million, for the three months ended June 30, 2016 from $1.3 million in the prior period. Gross profit associated with our recent acquisitions was $2.8 million and organic gross profit was $1.0 million, a decrease of $0.3 million. The non-acquisition decrease in gross profit is primarily due to the prior year completion of an older OBO project which had higher recognized margin in 2015.

Operating Expenses

Salaries and Employee Benefits increased $3.1 million to $4.8 million for the three months ended June 30, 2016 compared to the prior period reflecting $3.1 million of increased costs associated with the BEK BG and PPG acquisitions.

General and Administrative expenses decreased $1.1 million to $1.8 million for the three months ended June 30, 2016 compared to the prior period.  This decrease is primarily due to lower organic costs of $1.7 million related to non-recurring transaction costs in the prior period offset by $0.6 million of general and administrative costs associated with the BEK BG and PPG acquisitions.

Other Income (Expense)

Other income (expense) increased ($0.2) million to ($0.2) million for the three months ended June 30, 2016 compared to the prior period primarily attributable to interest expense associated with debt obligations.

Pretax Income (Loss)

Consolidated pretax loss decreased $0.3 million to a pretax loss of ($3.0) million for the three months ended June 30, 2016 compared to pretax loss of ($3.3) million for the prior period, primarily due to pre-tax loss of ($0.9) million related to our recent acquisitions and a decrease in general and administrative expenses noted above.

Consolidated Net Income (Loss) Attributable to Common Stockholders

Consolidated net loss was ($4.0) million and ($3.6) million for the three months ended June 30, 2016 and 2015, respectively, a decrease in net loss of ($0.4) million for the reasons noted above as well as an increase in preferred stock dividend partially offset by a slight decrease in non-controlling interest net income.

Liquidity and Capital Resources

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$12,106,136	$18,792,712

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash (used in) provided by operating activities	$(13,781,845)	$(9,606,334)
Cash (used in) provided by investing activities	(909,416)	(24,550,817)
Cash (used in) provided by financing activities	8,021,494	30,955,186
Effect of exchange rates on cash	(16,809)	169,675
Increase (decrease) in cash and cash equivalents	$(6,686,576)	$(3,032,290)

Cash Requirements

We generate cash flows primarily from serving as the general contractor on construction projects for our global customers through the operation and maintenance of power plants, financing obtained from third party banks and affiliated parties, and sales of common and preferred stock.

During the six months ended June 30, 2016, the $6.7 million decrease in the cash balance is most significantly related to the Company’s $13.8 million cash used in operating activities. The cash used in operating activities is largely attributable to the consolidated net loss, material purchases made on active contracts and the timing of accounts payable and accrual activity.  The net cash used in investing activities reflects the acquisition of BIL and capital expenditures.  Financing activities include $2.3 million of cash received related to the partial sale of equity in a subsidiary to a non-controlling interest and $9.1 million of proceeds from debt which were offset by $1.0 million of distributions to non-controlling interests and $2.3 million of debt repayment. Total outstanding debt as of June 30, 2016 was $19.3 million.

Although the Company’s positive working capital position at year-end changed to a negative position as of March 31, 2016, it is now back to a positive position as of June 30, 2016.  It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our operations, combined with equity and debt financing capability will provide sufficient funds to meet anticipated operating requirements, capital expenditures and other business needs. We also believe that collections on the outstanding receivables with a timely payment history as well as funds available from various funding sources will permit the construction operations to meet the payment obligations to vendors and subcontractors.

As of June 30, 2016, the Company’s total assets exceeded total liabilities by $16.3 million. The Company has $85.5 million in net operating loss carryforwards that it may utilize in the future to offset future taxable income. The Company does not currently have material commitments for capital expenditures as of June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures and that such information is recorded, processed, summarized and reported within the time periods required by the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any significant pending legal proceedings which involve us or any of our properties or subsidiaries.

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

Pernix Group, Inc.
(Registrant)

Dated: August 9, 2016	/s/ Nidal Z. Zayed
Nidal Z. Zayed
President and Chief Executive Officer

/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Chief Financial Officer